Form 10QSB
period 2001-09-30
M GAB DEVELOPMENT CORP
filed 2002-03-18
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________.


                    COMMISSION FILE NUMBER:  NOT YET ASSIGNED


                          M-GAB DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)


                FLORIDA                                   33-0961490
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                         1059 E. SKYLER DRIVE
                             DRAPER, UTAH                   84020
             (Address of principal executive offices)     (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (801) 361-7644


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes     No     X.
                     -----


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.    Yes        No.
                                                            ----        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 8, 2002, there were 6,013,000 shares of common stock issued and outstanding.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes _____     No __X__
                                                -

                          M-GAB DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item  1          Financial  Statements

Item  2          Management's  Discussion  and  Analysis  or  Plan of Operations

                                     PART II

Item  1          Legal  Proceedings

Item  2          Changes  in  Securities  and  Use  of  Proceeds

Item  3          Defaults  Upon  Senior  Securities

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5          Other  Information

Item  6          Exhibits  and  Reports  on  Form  8-K

                                     PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan,"
"believe,"  "estimate,"  "consider"  or  similar  expressions  are  used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1     FINANCIAL  STATEMENTS

                             M-GAB DEVELOPMENT CORPORATION
                          (A FLORIDA DEVELOPMENT CORPORATION)


                                   BALANCE SHEET


                                                                   09/30/01
                                                               -------------
                                      ASSETS

 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   --------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   ========

                             LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . .  $  2,960

 Commitments and contingencies (See Note 4) . . . . . . . . . . .        -

 Shareholders' equity:
    Preferred stock, $0.001 par value;
        5,000,000 shares authorized;.                                    -
        No shares issued or outstanding at September 30, 2001

    Common stock, $0.001 par value;
       100,000,000 shares authorized; .                              6,013
       6,013,000 shares issued and outstanding at
       September 30, 2001

    Additional paid in capital .. . . . . . . . . . . . . . . . .    2,743
    Deficit accumulated during development  . . . . . . . . . . .  (11,716)
                                                                   --------
 Total shareholders' equity . . . . . . . . . . . . . . . . . . .   (2,960)
                                                                   --------

 Total Liabilities and Shareholders' Equity . . . . . . . . . . .  $     -
                                                                   ========

The accompanying notes are an integral part of these statements.

                            M-GAB DEVELOPMENT CORPORATION
                          (A FLORIDA DEVELOPMENT CORPORATION)


                               STATEMENT OF OPERATIONS

                                                                           INCEPTION
                                                                        MARCH 27, 2001
                                                                            THROUGH
                                                                      SEPTEMBER 30, 2001
                                                                        --------------

 Revenue                                                                  $        -

 Costs and expenses - Organization costs                                      11,716
                                                                          -----------
 Net Loss                                                                 $  (11,716)
                                                                          ===========

 Net loss per share available to common stockholders
   Basic and Diluted                                                      $    (0.00)

 Weighted average number of common shares outstanding                      5,233,545



The accompanying notes are an integral part of these statements.

                                       M-GAB DEVELOPMENT CORPORATION
                                 (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                     STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                           DEFICIT
                                                                       ADDITIONAL        ACCUMULATED
                                              COMMON STOCK              PAID-IN             DURING
                                          SHARES       PAR VALUE        CAPITAL          DEVELOPMENT        TOTAL
                                        ----------  -------------    ---------------    --------------     ------

 Founder Stock, $0.0001 per share,
    issued April 20, 2001. . . . .. . .  6,000,000    $  6,000         $  (5,400)         $   -          $    600
 Common Stock, $0.10 per share,
    issued August 8, 2001.. ..  . . . .     12,000    $     12         $   1,188                           $1,200
Common Stock, $0.10 per share,
    issued August 24, 2001.. ..  . . ..      1,000    $      1         $      99                           $  100
 Contributed capital-services                                              6,856                            6,856
 Net loss                                                                                  (11,716)       (11,716)
                                         ---------  -------------    ---------------    --------------     -------
 Balance, September 30, 2001 .  . . . .  6,013,000    $  6,013         $   2,743          $(11,716)      $ (2,960)
                                         =========  =============    ================   ==============     =======


The accompanying notes are an integral part of these statements.

                                      M-GAB DEVELOPMENT CORPORATION
                                (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                          STATEMENT OF CASH FLOWS


                                                                                          INCEPTION
                                                                                       MARCH 27, 2001
                                                                                           THROUGH
                                                                                     SEPTEMBER 30, 2001
                                                                                      ----------------

Cash flows from operating activities -
  Net loss                                                                                 $ (11,716)
     Adjustments to reconcile net loss to cash
     used in operating activities -                                                               -
         Contributed capital for services rendered at no charge                                6,856

     Changes in assets and liabilities -
         Increase in payables                                                                  2,960
                                                                                              --------
Cash used in operating activities                                                             (1,900)

Cash flows from investing activities -                                                            -
                                                                                              --------
Cash provided by investing activities                                                             -

Cash flows from financing activities -
  Proceeds from issuance of common stock                                                       1,900
                                                                                              --------
Cash provided by financing activities                                                          1,900

  Net increase in cash                                                                           -
  Cash, beginning of the period                                                                  -
                                                                                              --------
  Cash, end of the period                                                                  $     -
                                                                                              ========
Supplemental information -
  No amounts were paid for interest or taxes during the period.


The accompanying notes are an integral part of these statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES
       -------------------------------------------------

NATURE OF OPERATIONS. The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. Initially, the Company will focus its efforts to develop, market and distribute a digitally processed interactive travel brochure (virtual portal) that will contain images and full 3-D video of world-class destinations as well as remote getaway locations. The technology will be licensed and sold on a subscription basis via the Internet to commercial and consumer markets.

PRINCIPLES OF ACCOUNTING. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

SHARES ISSUED IN EXCHANGE FOR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of September 30, 2001, no shares have been issued for services.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ORGANIZATION COSTS. Organization costs, primarily professional fees, of approximately $11,716 have been charged against operating income.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of September 30,2001, no costs had been incurred.

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of September 30, 2001, no options had been issued for services.

INCOME TAXES. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization. The use of any tax loss carryforward benefits may also be limited as a result of changes in Company ownership.

1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES  (CONTINUED)
       --------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material.

NET LOSS PER COMMON SHARE. Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. All potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

2.     STOCKHOLDERS'  EQUITY
       ---------------------

FOUNDERS' STOCK. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

STOCK-BASED COMPENSATION. The Company did not issue nor did it recognize stock-based compensation from Inception, March 27, 2001, through September 30, 2001.

PRIVATE  PLACEMENT  MEMORANDUM.  On  June  1,  2001,  the Company began offering
100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. Through September 30, 2001, a total of 13,000 shares were sold for $1,300 cash. All proceeds from the offering are to be used for pre-incorporation expenditures, consulting fees and working capital.

STOCK OPTION PLAN. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of September 30, 2001, no options had been granted.

CONTRIBUTED CAPITAL. The Company's president elected to forego a salary during the early developmental stages. Additionally, he does not charge the Company for the use of his home office. The Company estimates the value of these services at $1,300 and has recorded contributed capital and the related organizational expense in the accompanying financial statements.

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, determined based on hours incurred, were $5,556 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,360. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At September 30, 2001, the Company's corporate counsel had advanced $2,960 for organizational costs. See Note 5 for subsequent events.

4.     COMMITMENTS,  CONTINGENCIES,  RISKS  AND  UNCERTAINTIES
       -------------------------------------------------------

GOING CONCERN CONTINGENCY. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.     SUBSEQUENT  EVENTS
       ------------------

STOCKHOLDERS LOANS AND ADVANCES. As of March 9 2002, the Company's corporate counsel advanced $7,976 to the Company to cover certain corporate expenses. The advance bears no interest and is due as soon as practicable.

ITEM  2     MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The Company is currently engaged in a public offering of up to $1,000,000 pursuant to a Form SB-2 filed with the Securities and Exchange Commission. No shares of our common stock have been sold under the offering. Until the completion of the offering, management anticipates that M-GAB will engage in very little business activity, will not hire any employees, and will not enter into any material contracts. As a result, our cash requirements will be minimal, related only to the cost of maintaining the company in good standing. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have agreed to advance funds to us to fund these minimal cash requirements.

     Upon the completion of the offering, management intends to seek to have a market maker file an application to list our securities on the OTC Bulletin Board.

     Even if we are successful in raising the full $1,000,000 under the offering, our management does not know how long this will satisfy our cash requirements because we do not know how much it will cost to finance our business plan. Cash will be used to conduct market research, purchase production equipment, to market our products, and for working capital. We currently have no plans for raising additional capital. It is not anticipated that current management will be paid a salary during the next twelve months.

     Management does not anticipate that we will engage in any material product research and development because we will utilize existing technology in the production of our video brochures and viewers will view the brochures on existing web sites.

     Management does not anticipate that we will purchase a plant or significant equipment because we will enter into agreements with existing video producers for our video brochures.

     Management anticipates that we will need to hire employees to oversee the production of videos by third-party video producers at locations around the world and to negotiate agreements with major web site operators to show the brochures. Management does not currently have an estimate as to how many employees will be required.

     Our financial statements have been prepared assuming we will continue as a going concern. Because we have not generated any revenues to date and have minimal capital resources, our auditors included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     None.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events which are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events which are required to be reported under this Item.

ITEM  5          OTHER  INFORMATION

     On March 13, 2002, we filed a Form 8-A, which has the effect of making us a reporting company under the Securities Exchange Act of 1934.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.

(b)     Reports  on  Form  8-K

        None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 M-GAB  DEVELOPMENT  CORPORATION


Dated:  March  14,  2002                         /s/  Carl  M.  Berg
                                                 -------------------------------
                                                 Carl  M.  Berg
                                                 President,  Director,
                                                 Chief  Executive  Officer,
                                                 Chief  Financial  Officer