Form 10QSB
period 2002-03-31
M GAB DEVELOPMENT CORP
filed 2002-05-15
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10, 2002, there were 6,013,000 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET

                                                                  03/31/02
                                                               -------------
                                      ASSETS

 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   --------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                                   ========

                             LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . .  $  8,101

 Commitments and contingencies (See Note 4) . . . . . . . . . . .        -

 Shareholders' equity:
    Preferred stock, $0.001 par value;
        5,000,000 shares authorized;.                                    -
        No shares issued or outstanding at March 31, 2002

    Common stock, $0.001 par value;
       100,000,000 shares authorized; .                              6,013
       6,013,000 shares issued and outstanding at
       March 31, 2002

    Additional paid in capital .. . . . . . . . . . . . . . . . .   12,635
    Deficit accumulated during development  . . . . . . . . . . .  (26,749)
                                                                   --------
 Total shareholders' equity . . . . . . . . . . . . . . . . . . .   (8,101)
                                                                   --------

 Total Liabilities and Shareholders' Equity . . . . . . . . . . .  $     -
                                                                   ========

The accompanying notes are an integral part of these statements.

                             M-GAB DEVELOPMENT CORPORATION
                          (A FLORIDA DEVELOPMENT CORPORATION)


                               STATEMENT OF OPERATIONS

                                                                                           INCEPTION
                                                                QUARTER                 MARCH 27, 2001
                                                                 ENDED                     THROUGH
                                                                3/31/02                 MARCH 31, 2002
                                                              -----------               --------------

 Revenue                                                       $       -                $          -

 Costs and expenses - Organization costs                           7,174                      26,749
                                                               ----------                 -----------
 Net Loss                                                      $  (7,174)               $    (26,749)
                                                               ==========                 ===========

 Net loss per share available to common stockholders
   Basic and Diluted                                           $   (0.00)               $      (0.00)

 Weighted average number of common shares outstanding          6,013,000                   5,617,992



The accompanying notes are an integral part of these statements.

                                       M-GAB DEVELOPMENT CORPORATION
                                 (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                     STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                           DEFICIT
                                                                       ADDITIONAL        ACCUMULATED
                                              COMMON STOCK              PAID-IN             DURING
                                          SHARES       PAR VALUE        CAPITAL          DEVELOPMENT        TOTAL
                                        ----------  -------------    ---------------    --------------     ------

 Founder Stock, $0.0001 per share,
    issued April 20, 2001. . . . .. . .  6,000,000    $  6,000         $  (5,400)         $   -          $    600
 Common Stock, $0.10 per share,
    issued August 8, 2001..  .. . . . .     12,000    $     12         $   1,188                           $1,200
 Common Stock, $0.10 per share,
    issued August 24, 2001.. ..  . . ..      1,000    $      1         $      99                           $  100
 Contributed capital-services                                             14,199                           14,199
 Net loss                                                                                  (19,575)       (19,575)
                                         ---------  -------------    ---------------    --------------     -------
 Balance, December 31, 2001 .  . .  . .  6,013,000    $  6,013         $  10,086          $(19,575)      $ (3,476)
                                         =========  =============    ================   ==============     =======

 Contributed capital-services                                              2,549                            2,549
 Net loss                                                                                   (7,174)        (7,174)
                                         -------------------------------------------------------------------------
 Balance March 31, 2002                  6,013,000    $  6,013         $  12,635          $(26,749)       $(8,101)



The accompanying notes are an integral part of these statements.

                                     M-GAB DEVELOPMENT CORPORATION
                                (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                          STATEMENT OF CASH FLOWS


                                                                                                      INCEPTION
                                                                                   QUARTER          MARCH 27, 2001
                                                                                    ENDED              THROUGH
                                                                                   3/31/02          MARCH 31, 2002
                                                                                 ----------        ----------------

Cash flows from operating activities -
  Net loss                                                                         $ (7,174)        $ (26,749)
     Adjustments to reconcile net loss to cash
     used in operating activities -                                                       -                 -
         Contributed capital for services rendered at no charge                       2,549            16,748

     Changes in assets and liabilities -
         Increase in payables                                                         4,625             8,101
                                                                                     --------         --------
Cash used in operating activities                                                         -            (1,900)

Cash flows from investing activities -                                                    -                 -
                                                                                     --------         --------
Cash provided by investing activities                                                     -                 -

Cash flows from financing activities -
  Proceeds from issuance of common stock                                                  -             1,900
                                                                                     --------         --------
Cash provided by financing activities                                                     -             1,900

  Net increase in cash                                                                    -                 -
  Cash, beginning of the period                                                           -                 -
                                                                                     --------         --------
  Cash, end of the period                                                            $    -           $     -
                                                                                     ========         ========
Supplemental information -
  No amounts were paid for interest or taxes during the period.


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

SHARES ISSUED IN EXCHANGE FOR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of March 31, 2002, no shares have been issued for services.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ORGANIZATION COSTS. Organization costs, primarily professional fees, of approximately $26,749 have been charged against operating income.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of March 31, 2002, no costs had been incurred.

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of March 31, 2002, no options had been issued for services.

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

STOCK-BASED COMPENSATION. The Company did not issue nor did it recognize stock-based compensation from Inception, March 27, 2001, through March 31, 2002.

PRIVATE  PLACEMENT  MEMORANDUM.  On  June  1,  2001,  the Company began offering
100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. All proceeds from the offering are to be used for pre-incorporation expenditures, consulting fees and working capital. Through March 31, 2002, a total of 13,000 shares were sold for $1,300 cash.

STOCK OPTION PLAN. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of March 31, 2002, no options had been granted.

CONTRIBUTED CAPITAL. The Company's president elected to forego a salary during the early developmental stages. Additionally, he does not charge the Company for the use of his home office. The Company estimates the value of these services, since inception, at $1,700 and has recorded contributed capital and the related organizational expense in the accompanying financial statements.

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, since inception, determined based on hours incurred, were $15,048 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,485. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At March 31, 2002, the Company's corporate counsel had advanced $8,101 for organizational costs.

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

     None.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     None.

(b)  Reports  on  Form  8-K

     None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               M-GAB  DEVELOPMENT  CORPORATION


Dated:  May  10,  2002                         /s/  Carl  M.  Berg
                                               -------------------------------
                                               Carl  M.  Berg
                                               President,  Director,
                                               Chief  Executive  Officer,
                                               Chief  Financial  Officer