Form 10QSB
period 2002-06-30
M GAB DEVELOPMENT CORP
filed 2002-08-14
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X     No.
               ----        ----


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 1, 2002, there were 6,013,000 shares of common stock issued and outstanding.


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

ITEM  1     FINANCIAL  STATEMENTS

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                  BALANCE SHEET

                                                                           06/30/02
                                                                           --------
                                      ASSETS

 Cash                                                                      $       -
                                                                           _________
 Total  Assets                                                             $       -
                                                                           =========
                              LIABILITIES AND EQUITY

 Accounts  payable  and  accrued  liabilities                              $   8,691

 Commitments  and  contingencies  (See  Note  4)                                   -

 Shareholders'  equity:
      Preferred  stock,  $0.001  par  value;
      5,000,000  shares  authorized;                                               -
          No  shares  issued  or  outstanding  at  March  31,  2002
      Common  stock,  $0.001  par  value;
      100,000,000  shares  authorized;                                         6,013
          6,013,000 shares issued and outstanding at March 31, 2002
      Additional  paid  in  capital                                           14,076
      Deficit  accumulated  during  development                              (28,780)
                                                                             ________
          Total  shareholders'  equity                                        (8,691)
                                                                             ________

 Total  Liabilities  and  Shareholders'  Equity                            $       -
                                                                           ===========

          The accompanying notes are an integral part of these statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF OPERATIONS

                                                                                             INCEPTION       INCEPTION
                                        THREE MONTHS     THREE MONTHS      SIX  MONTHS        03/27/01       03/27/01
                                            ENDED            ENDED            ENDED           THROUGH        THROUGH
                                           06/30/02         06/30/01         06/30/02         06/30/01       06/30/02
                                       _________________________________________________________________________________
 Revenue                                $        -        $        -       $        -        $        -      $        -

 Costs and expenses -
  Organization costs                    $    2,032        $      308       $    9,206        $      308          28,780
                                      _____________      _____________    ____________      ____________     ___________
 Net  Loss                              $   (2,032)       $     (308)      $   (9,206)       $     (308)     $  (28,780)
                                      =============      =============    ============      ============     ===========
 Net  loss  per  share  available
  to  common  stockholders
     Basic  and  Diluted               $     (0.00)       $    (0.00)      $    (0.00)       $    (0.00)     $    (0.00)

 Weighted average number of
  common shares outstanding              6,013,000         4,681,319        6,013,000         4,484,211       5,709,207

        The  accompanying  notes  are  an  integral  part  of these  statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 DEFICIT
                                                                              ADDITIONAL       ACCUMULATED
                                                       COMMON STOCK            PAID-IN           DURING
                                                   SHARES       PAR VALUE      CAPITAL         DEVELOPMENT         TOTAL
                                                 __________    ___________   ____________     _____________      __________
 Founder  stock,  $0.0001  per  share,
     issued  April  20,  2001                    6,000,000     $     6,000   $   (5,400)      $        -         $     600
 Common  stock,  $0.10  per  share,
     issued  August  8,  2001                       12,000              12        1,188                              1,200
 Common  stock,  $0.10  per  share,
     issued  August  24,  2001                       1,000               1           99                                100
 Contributed  capital-services                                                   14,199                             14,199
 Net Loss                                                                                        (19,575)          (19,575)
                                                 __________    ___________   ____________     _____________      __________
 Balance,  December 31, 2001                     6,013,000     $     6,013   $   10,086       $  (19,575)        $  (3,476)
                                                 ==========    ===========   ============     =============      ==========

Contributed  capital-services                                                     2,549                              2,549
Net  loss                                                                                         (7,174)           (7,174)
                                                 __________    ___________   ____________     _____________      __________
Balance,  March  31,  2002                       6,013,000     $     6,013   $   12,635       $  (26,749)        $  (8,101)

Contributed  capital-services                                                     1,442                              1,442
Net  Loss                                                                                         (2,031)           (2,031)
                                                 __________    ___________   ____________     _____________      __________
Balance,  June  30,  2002                        6,013,000     $     6,013   $   14,077          (28,780)           (8,690)
                                                 ==========    ===========   ============     =============      ==========

      The  accompanying  notes  are  an  integral  part  of  these  statements.

                      M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF CASH FLOWS

                                                                                        INCEPTION         INCEPTION
                                                                         SIX             03/27/01          03/27/01
                                                                        MONTHS           THROUGH           THROUGH
                                                                       06/30/02          06/30/01          06/30/02
                                                                      ___________      ___________       ____________
Cash  flows  from  operating  activities  -
     Net  loss                                                       $    (9,206)      $     (308)       $   (28,780)
          Adjustments  to  reconcile  net  loss  to  cash
          used  in  operating  activities                                      -                -                  -
               Contributed  capital  for  services
               rendered  at  no  charge                                    3,991                -             18,190

          Changes  in  assets  and  liabilities  -
               Increase  in  payables                                      5,216              308              8,692
                                                                      ___________      ___________       ____________
Cash  used  in  operating  activities                                          -                -             (1,900)

Cash  flows  from  investing  activities  -                                    -                -                  -
                                                                      ___________      ___________       ____________
Cash  provided  by  investing  activities                                      -                -                  -
-          -----------

Cash  flows  from  financing  activities  -
     Proceeds  from  issuance  of  common  stock                               -                -              1,900
                                                                      ___________      ___________       ____________
Cash  provided  by  financing  activities                                      -                -              1,900

     Net  increase  in  cash                                                   -                -                  -
     Cash,  beginning  of  the  period                                         -                -                  -
                                                                      ___________      ___________       ____________
     Cash,  end  of  the  period                                     $         -       $        -        $         -
                                                                      ===========      ===========       ============



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

SHARES ISSUED IN EXCHANGE FOR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of June 30, 2002, no shares have been issued for services.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ORGANIZATION COSTS. Organization costs, primarily professional fees, of approximately $28,780 have been charged against operating income.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of June 30, 2002, no costs had been incurred.

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of June 30, 2002, no options had been issued for services.

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

STOCK-BASED COMPENSATION. The Company did not issue nor did it recognize stock-based compensation from Inception, March 27, 2001, through June 30, 2002.

PRIVATE  PLACEMENT  MEMORANDUM.  On  June  1,  2001,  the Company began offering
100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. All proceeds from the offering are to be used for pre-incorporation expenditures, consulting fees and working capital. Through June 30, 2002, a total of 13,000 shares were sold for $1,300 cash.

STOCK OPTION PLAN. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of June 30, 2002, no options had been granted.

CONTRIBUTED CAPITAL. The Company's president elected to forego a salary during the early developmental stages. Additionally, he does not charge the Company for the use of his home office. The Company estimates the value of these services, since inception, at $1,900 and has recorded contributed capital and the related organizational expense in the accompanying financial statements.

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, since inception, determined based on hours incurred, were $16,288 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,485. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At June 30, 2002, the Company's corporate counsel had advanced $8,101 for organizational costs.

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

     Our financial statements have been prepared assuming we will continue as a going concern. Because we have not generated any revenues to date and have minimal capital resources, our auditors included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We have not identified any critical accounting issues.

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

ITEM  5          OTHER  INFORMATION

     None.

ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

     None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                M-GAB  DEVELOPMENT  CORPORATION


Dated:  August  13,  2002                       /s/  Carl  M.  Berg
                                                -------------------------------
                                                Carl  M.  Berg
                                                President,  Director,
                                                Chief  Executive  Officer,
                                                Chief  Financial  Officer