Form 10QSB/A
period 2002-06-30
M GAB DEVELOPMENT CORP
filed 2002-08-15
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB/A


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

 Accounts  payable  and  accrued  liabilities                              $   8,692

 Commitments  and  contingencies  (See  Note  4)                                   -

 Shareholders'  equity:
      Preferred  stock,  $0.001  par  value;
      5,000,000  shares  authorized;                                               -
          No  shares  issued  or  outstanding  at  March  31,  2002
      Common  stock,  $0.001  par  value;
      100,000,000  shares  authorized;                                         6,013
          6,013,000 shares issued and outstanding at March 31, 2002
      Additional  paid  in  capital                                           14,075
      Deficit  accumulated  during  development                              (28,780)
                                                                             ________
          Total  shareholders'  equity                                        (8,692)
                                                                             ________

 Total  Liabilities  and  Shareholders'  Equity                            $       -
                                                                           ===========

          The accompanying notes are an integral part of these statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF OPERATIONS

                                                                                             INCEPTION       INCEPTION
                                        THREE MONTHS     THREE MONTHS      SIX  MONTHS        03/27/01       03/27/01
                                            ENDED            ENDED            ENDED           THROUGH        THROUGH
                                           06/30/02         06/30/01         06/30/02         06/30/01       06/30/02
                                       _________________________________________________________________________________
 Revenue                                $        -        $        -       $        -        $        -      $        -

 Costs and expenses -
  Organization costs                    $    2,031        $      308       $    9,205        $      308          28,780
                                      _____________      _____________    ____________      ____________     ___________
 Net  Loss                              $   (2,031)       $     (308)      $   (9,205)       $     (308)     $  (28,780)
                                      =============      =============    ============      ============     ===========
 Net  loss  per  share  available
  to  common  stockholders
     Basic  and  Diluted               $     (0.00)       $    (0.00)      $    (0.00)       $    (0.00)     $    (0.00)

 Weighted average number of
  common shares outstanding              6,013,000         4,681,319        6,013,000         4,484,211       5,709,207

        The  accompanying  notes  are  an  integral  part  of these  statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                 DEFICIT
                                                                              ADDITIONAL       ACCUMULATED
                                                       COMMON STOCK            PAID-IN           DURING
                                                   SHARES       PAR VALUE      CAPITAL         DEVELOPMENT         TOTAL
                                                 __________    ___________   ____________     _____________      __________
 Founder  stock,  $0.0001  per  share,
     issued  April  20,  2001                    6,000,000     $     6,000   $   (5,400)      $        -         $     600
 Common  stock,  $0.10  per  share,
     issued  August  8,  2001                       12,000              12        1,188                              1,200
 Common  stock,  $0.10  per  share,
     issued  August  24,  2001                       1,000               1           99                                100
 Contributed  capital-services                                                   14,199                             14,199
 Net Loss                                                                                        (19,575)          (19,575)
                                                 __________    ___________   ____________     _____________      __________
 Balance,  December 31, 2001                     6,013,000     $     6,013   $   10,086       $  (19,575)        $  (3,476)
                                                 ==========    ===========   ============     =============      ==========

Contributed  capital-services                                                     2,549                              2,549
Net  loss                                                                                         (7,174)           (7,174)
                                                 __________    ___________   ____________     _____________      __________
Balance,  March  31,  2002                       6,013,000     $     6,013   $   12,635       $  (26,749)        $  (8,101)

Contributed  capital-services                                                     1,440                              1,440
Net  Loss                                                                                         (2,031)           (2,031)
                                                 __________    ___________   ____________     _____________      __________
Balance,  June  30,  2002                        6,013,000     $     6,013   $   14,075       $  (28,780)        $  (8,692)
                                                 ==========    ===========   ============     =============      ==========

      The  accompanying  notes  are  an  integral  part  of  these  statements.

                      M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF CASH FLOWS

                                                                                        INCEPTION         INCEPTION
                                                                         SIX             03/27/01          03/27/01
                                                                        MONTHS           THROUGH           THROUGH
                                                                       06/30/02          06/30/01          06/30/02
                                                                      ___________      ___________       ____________
Cash  flows  from  operating  activities  -
     Net  loss                                                       $    (9,205)      $     (308)       $   (28,780)
          Adjustments  to  reconcile  net  loss  to  cash
          used  in  operating  activities                                      -                -                  -
               Contributed  capital  for  services
               rendered  at  no  charge                                    3,989                -             18,188

          Changes  in  assets  and  liabilities  -
               Increase  in  payables                                      5,216              308              8,692
                                                                      ___________      ___________       ____________
Cash  used  in  operating  activities                                          -                -             (1,900)

Cash  flows  from  investing  activities  -                                    -                -                  -
                                                                      ___________      ___________       ____________
Cash  provided  by  investing  activities                                      -                -                  -
-          -----------

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