Form 10QSB/A
period 2002-06-30
M GAB DEVELOPMENT CORP
filed 2002-10-07
CIK 1158420

16


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 SECOND AMENDED
                                  FORM 10-QSB/A


[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one):

                             Yes        No   X
                                -----      -----

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

ITEM  1     FINANCIAL  STATEMENTS


                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                                                                      06/30/02
                                                                     ----------
                                     ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -
                                                                     ----------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -
                                                                     ==========
                               LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . . .  $   8,692

 Commitments and contingencies (See Note 4) . . . . . . . . . . . .          -

 Shareholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;.          -
    No shares issued or outstanding at June 30, 2002
   Common stock, $0.001 par value; 100,000,000 shares authorized; .      6,013
    6,013,000 shares issued and outstanding at June 30, 2002
   Additional paid in capital . . . . . . . . . . . . . . . . . . .     14,075
   Deficit accumulated during development . . . . . . . . . . . . .    (28,780)
                                                                     ----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . .     (8,692)
                                                                     ----------
 Total Liabilities and Shareholders' Equity . . . . . . . . . . . .  $       -
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


                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF OPERATIONS
                                                                                                  INCEPTION    INCEPTION
                                                       THREE MONTHS    THREE MONTHS  SIX MONTHS   03/27/01     03/27/01
                                                       ENDED           ENDED         ENDED        THROUGH      THROUGH
                                                       06/30/02        06/30/01      6/30/02      06/30/01     06/30/02

Revenue . . . . . . . . . . . . . . . . . . . . . . .  $           -   $         -   $        -   $        -   $        -

 Costs and expenses - Organization costs. . . . . . .  $       2,031   $       308   $    9,205   $      308       28,780
                                                       -------------   -----------   ----------   ----------   ----------
 Net Loss . . . . . . . . . . . . . . . . . . . . . .  $      (2,031)  $      (308)  $   (9,205)  $     (308)  $  (28,780)
                                                       =============   ===========   ==========   ==========   ==========

 Net loss per share available to common stockholders
  Basic and Diluted . . . . . . . . . . . . . . . . .  $       (0.00)  $     (0.00)  $    (0.00)  $    (0.00)  $    (0.00)

 Weighted average number of common shares outstanding      6,013,000     4,681,319    6,013,000    4,484,211    5,709,207




        The accompanying notes are an integral part of these statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                            DEFICIT
                                                                 ADDITIONAL ACCUMULATED
                                         COMMON STOCK            PAID-IN    DURING
                                   SHARES         PAR VALUE      CAPITAL    DEVELOPMENT    TOTAL
                                   ------------   ------------   --------   -------------  --------

Founder stock, $0.0001 per share,
   issued April 20, 2001. . . . .     6,000,000   $      6,000   $ (5,400)  $          -   $   600
 Common stock, $0.10 per share,
  issued August 8, 2001 . . . . .        12,000             12      1,188                    1,200
 Common stock, $0.10 per share,
  issued August 24, 2001. . . . .         1,000              1         99                      100
 Contributed capital-services . .                                  14,199                   14,199
 Net loss . . . . . . . . . . . .                                                (19,575)  (19,575)
                                   ------------   ------------   --------   -------------  --------
 Balance, December 31, 2001 . . .     6,013,000   $      6,013   $ 10,086   $    (19,575)  $(3,476)
                                   ============   ============   ========   =============  ========

 Contributed capital-services . .                                   2,549                    2,549
 Net loss . . . . . . . . . . . .                                                 (7,174)   (7,174)
                                   ------------   ------------   --------   -------------  --------
 Balance, March 31, 2002. . . . .     6,013,000   $      6,013   $ 12,635   $    (26,749)  $(8,101)

Contributed capital-services. . .                                   1,440                    1,440
Net Loss. . . . . . . . . . . . .                                                 (2,031)   (2,031)
                                   ------------   ------------   --------   -------------  --------
Balance, June 30, 2002. . . . . .     6,013,000   $      6,013   $ 14,075        (28,780)   (8,692)
                                   ============   ============   ========   =============  ========


        The accompanying notes are an integral part of these statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                             STATEMENT OF CASH FLOWS



                                                                              INCEPTION    INCEPTION
                                                                 SIX          03/27/01     03/27/01
                                                                 MONTHS       THROUGH      THROUGH
                                                                 06/30/02     06/30/01     06/30/02
                                                                 -----------  -----------  ----------
Cash flows from operating activities -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (9,205)  $     (308)  $ (28,780)
    Adjustments to reconcile net loss to cash
    used in operating activities -. . . . . . . . . . . . . . .           -            -           -
      Contributed capital for services rendered at no charge. .       3,989            -      18,188

    Changes in assets and liabilities -
      Increase in payables. . . . . . . . . . . . . . . . . . .       5,216           25       8,692
                                                                 -----------  -----------  ----------
Cash used in operating activities . . . . . . . . . . . . . . .           -         (283)     (1,900)

Cash flows from investing activities -. . . . . . . . . . . . .           -            -           -
                                                                 -----------  -----------  ----------
Cash provided by investing activities . . . . . . . . . . . . .           -            -           -

Cash flows from financing activities -
  Proceeds from issuance of common stock. . . . . . . . . . . .           -          600       1,900
                                                                 -----------  -----------  ----------
Cash provided by financing activities . . . . . . . . . . . . .           -          600       1,900

  Net increase in cash. . . . . . . . . . . . . . . . . . . . .           -          317           -
  Cash, beginning of the period . . . . . . . . . . . . . . . .           -            -           -
                                                                 -----------  -----------  ----------
  Cash, end of the period . . . . . . . . . . . . . . . . . . .  $        -   $      317   $       -
                                                                 ===========  ===========  ==========


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

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compen-sation," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of June 30, 2002, no options had been issued for services.

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

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stock-holders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At June 30, 2002, the Company's corporate counsel had advanced $8,101 for organizational costs.

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

ITEM  5     OTHER  INFORMATION

     None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K

     None.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   M-GAB DEVELOPMENT CORPORATION


Dated:  September 24, 2002                        /s/  Carl  M.  Berg
                                                  ------------------------------
                                                  Carl  M.  Berg
                                                  President,  Director,
                                                  Chief  Executive  Officer,
                                                  Chief  Financial  Officer