Form 10QSB
period 2002-09-30
M GAB DEVELOPMENT CORP
filed 2002-11-14
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                    COMMISSION FILE NUMBER: 000-49687


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 2002, there were 6,023,000 shares of common stock issued and outstanding.


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

ITEM  1          FINANCIAL  STATEMENTS




                     M-GAB DEVELOPMENT CORPORATION
                (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                              BALANCE SHEET

                                                                      09/30/02
                                                                     ----------
                                 ASSETS
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,500
                                                                     ----------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,500
                                                                     ==========
                           LIABILITIES AND EQUITY

 Accounts payable and accrued liabilities . . . . . . . . . . . . .  $  10,192

 Commitments and contingencies (See Note 4) . . . . . . . . . . . .          -

 Shareholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;.          -
    No shares issued or outstanding at September 30, 2002
   Common stock, $0.001 par value; 100,000,000 shares authorized; .      6,013
    6,013,000 shares issued and outstanding at September 30, 2002
   Additional paid in capital . . . . . . . . . . . . . . . . . . .     22,050
   Deficit accumulated during development . . . . . . . . . . . . .    (36,755)
                                                                     ----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . .     (8,692)
                                                                     ----------
 Total Liabilities and Shareholders' Equity . . . . . . . . . . . .  $   1,500
                                                                     ==========

The accompanying notes and accountant's report are an integral part of these statements.


                                              M-GAB DEVELOPMENT CORPORATION
                                        (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                                  STATEMENT OF OPERATIONS
                                                                                                    INCEPTION    INCEPTION
                                                        THREE MONTHS    THREE MONTHS   NINE MONTHS  03/27/01     03/27/01
                                                        ENDED           ENDED          ENDED        THROUGH      THROUGH
                                                        09/30/02        09/30/01       09/30/02     09/30/01     09/30/02
                                                        -------------   ------------   ----------   ----------   ----------

 Revenue . . . . . . . . . . . . . . . . . . . . . . .  $           -   $          -   $        -   $        -   $        -

 Costs and expenses - Organization costs . . . . . . .  $       7,975   $     11,408   $   17,180   $   11,716       36,755
                                                        -------------   ------------   ----------   ----------   ----------
 Net Loss. . . . . . . . . . . . . . . . . . . . . . .  $      (7,975)  $    (11,408)  $  (17,180)  $  (11,716)  $  (36,755)
                                                        =============   ============   ==========   ==========   ==========

 Net loss per share available to common stockholders
  Basic and Diluted. . . . . . . . . . . . . . . . . .  $       (0.00)  $      (0.00)  $    (0.00)  $    (0.00)  $    (0.01)

 Weighted average number of common shares outstanding.      6,013,000      6,007,416    6,013,000    5,249,508    5,755,691


The accompanying notes and accountant's report are an integral part of these statements.


                                   M-GAB DEVELOPMENT CORPORATION
                              (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                   STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                      DEFICIT
                                                 COMMON STOCK            ADDITIONAL   ACCUMULATED
                                           ---------------------------   PAID-IN      DURING
                                           SHARES         PAR VALUE      CAPITAL      DEVELOPMENT     TOTAL
                                           ------------   ------------   ---------    -------------   --------

 Founder stock, $0.0001 per share,
   issued April 20, 2001. . . . . . . . .     6,000,000   $      6,000   $ (5,400)    $          -    $   600
 Common stock, $0.10 per share,
  issued August 8, 2001 . . . . . . . . .        12,000             12      1,188                       1,200
 Common stock, $0.10 per share,
  issued August 24, 2001. . . . . . . . .         1,000              1         99                         100
 Contributed capital-services . . . . . .                                  14,199                      14,199
 Net loss . . . . . . . . . . . . . . . .                                                  (19,575)   (19,575)
                                           ------------   ------------   ---------    -------------   --------
 Balance, December 31, 2001 . . . . . . .     6,013,000   $      6,013   $ 10,086     $    (19,575)   $(3,476)
                                           ============   ============   =========    =============   ========

 Contributed capital-services . . . . . .                                   2,549                       2,549
 Net loss . . . . . . . . . . . . . . . .                                                   (7,174)    (7,174)
                                           ------------   ------------   ---------    -------------   --------
 Balance, March 31, 2002. . . . . . . . .     6,013,000   $      6,013   $ 12,635     $    (26,749)   $(8,101)
                                           ============   ============   =========    =============   ========

Contributed capital-services. . . . . . .                                   1,440                       1,440
Net Loss. . . . . . . . . . . . . . . . .                                                   (2,031)    (2,031)
                                           ------------   ------------   ---------    -------------   --------
Balance, June 30, 2002. . . . . . . . . .     6,013,000   $      6,013   $ 14,075          (28,780)    (8,692)
                                           ============   ============   =========    =============   ========

Contributed capital-services. . . . . . .                                   7,975                       7,975
Net Loss. . . . . . . . . . . . . . . . .                                                   (7,975)    (7,975)
                                           ------------   ------------   ---------    -------------   --------
Balance, September 30, 2002 . . . . . . .     6,013,000   $      6,013   $ 22,050   $      (36,755)   $(8,692)
                                           ============   ============   =========    =============   ========

The accompanying notes and accountant's report are an integral part of these statements.


                                     M-GAB DEVELOPMENT CORPORATION
                                (A FLORIDA DEVELOPMENT STAGE CORPORATION)

                                         STATEMENT OF CASH FLOWS


                                                                               INCEPTION    INCEPTION
                                                                  NINE         03/27/01     03/27/01
                                                                  MONTHS       THROUGH      THROUGH
                                                                  09/30/02     09/30/01     09/30/02
                                                                  -----------  -----------  ----------

Cash flows from operating activities -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (17,180)  $  (11,716)  $ (36,755)
    Adjustments to reconcile net loss to cash
    used in operating activities - . . . . . . . . . . . . . . .           -            -           -
      Contributed capital for services rendered at no charge . .      11,964        6,856      26,163

    Changes in assets and liabilities -
      Increase in payables . . . . . . . . . . . . . . . . . . .       6,716        2,960      10,192
                                                                  -----------  -----------  ----------
Cash used in operating activities. . . . . . . . . . . . . . . .       1,500       (1,900)       (400)

Cash flows from investing activities - . . . . . . . . . . . . .           -            -           -
                                                                  -----------  -----------  ----------
Cash provided by investing activities. . . . . . . . . . . . . .           -            -           -

Cash flows from financing activities -
  Proceeds from issuance of common stock . . . . . . . . . . . .           -        1,900       1,900
                                                                  -----------  -----------  ----------
Cash provided by financing activities. . . . . . . . . . . . . .           -        1,900       1,900

  Net increase in cash . . . . . . . . . . . . . . . . . . . . .       1,500            -       1,500
  Cash, beginning of the period. . . . . . . . . . . . . . . . .           -            -           -
                                                                  -----------  -----------  ----------
  Cash, end of the period. . . . . . . . . . . . . . . . . . . .  $    1,500   $        -   $   1,500
                                                                  ===========  ===========  ==========

Supplemental information -
  No amounts were paid for interest or taxes during the period.

The accompanying notes and accountant's report are an integral part of these statements.

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

SHARES ISSUED IN EXCHANGE FOR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of September 30, 2002, no shares have been issued for services.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

ORGANIZATION COSTS. Organization costs, primarily professional fees, of approximately $36,755 have been charged against operating income.

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of September 30, 2002, no costs had been incurred.

STOCK-BASED COMPENSATION. In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensa-tion," (FAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized. As of September 30, 2002, no options had been issued for services.

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

STOCK-BASED COMPENSATION. The Company did not issue nor did it recognize stock-based compensation from Inception, March 27, 2001, through September 30, 2002.

PRIVATE  PLACEMENT  MEMORANDUM.  On  June  1,  2001,  the Company began offering
100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. All proceeds from the offering are to be used for pre-incorporation expenditures, consulting fees and working capital. Through September 30, 2002, a total of 13,000 shares were sold for $1,300 cash.

STOCK OPTION PLAN. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of September 30, 2002, no options had been granted.

CONTRIBUTED CAPITAL. The Company's president elected to forego a salary during the early developmental stages. Additionally, he does not charge the Company for the use of his home office. The Company estimates the value of these services, since inception, at $3,400 and has recorded contributed capital and the related organizational expense in the accompanying financial statements.

The Company's corporate counsel has elected to provide professional services to the Company free of charge; however, the Company must reimburse him for all out of pocket costs. The value of contributed services, since inception, determined based on hours incurred, were $22,763 and has been recorded as organizational costs (and contributed capital) in the accompanying financial statements.

3.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

LEGAL SERVICES. The Company has engaged a shareholder as its corporate counsel. All out of pocket costs are billed as incurred; billings to date total $1,485. See "Contributed Capital" and "Stockholder Loans and Advances" for more information about transactions with the Company's corporate counsel.

STOCKHOLDERS LOANS AND ADVANCES. From time to time, certain Company stock-holders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. At September 30, 2002, the Company's corporate counsel had advanced $10,192 for organizational costs.

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

5.     SUBSEQUENT  EVENTS
       ------------------

On October 30, 2002, the Company received $1,000 for 10,000 shares of common stock at $0.10 per share, pursuant to subscription agreements received for its registered offering. The proceeds were used to pay off existing liabilities. The offering was subsequently terminated.

ITEM  2          MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The Company recently closed a public offering of up to $1,000,000 pursuant to a Form SB-2 filed with the Securities and Exchange Commission. A total of 10,000 shares of our common stock were sold on October 30, 2002 under the offering, which was subsequently closed. Following completion of the offering, for at least the next quarter, management anticipates that M-GAB will engage in very little business activity, will not hire any employees, and will not enter into any material contracts. As a result, our cash requirements will be minimal, related only to the cost of maintaining the company in good standing. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have agreed to advance funds to us to fund these minimal cash requirements that cannot otherwise be covered by the proceeds from the offering.

     During the next two quarters, management intends to seek to have a market maker file an application to list our securities on the OTC Bulletin Board.

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

                                     PART II

ITEM  1          LEGAL  PROCEEDINGS

     None.

ITEM  2          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On October 30, 2002, M-GAB's offering as registered on Form SB-2 auto-matically terminated. On November 6, 2002, Post-Effective Amendment No. 3 was filed with the SEC terminating the offering and de-registering the 1,990,000 unsold shares in the offering. M-GAB sold 10,000 shares in the offering at $0.10 per share, resulting in net proceeds to M-GAB of $1,000, all of which was used for general working capital purposes and to pay legal and accounting expenses.

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

     There have been no events that are required to be reported under this Item.

ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There have been no events that are required to be reported under this Item.

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



                                                 M-GAB  DEVELOPMENT  CORPORATION


                                                /s/  Carl  M.  Berg
Dated:  November  12,  2002                     --------------------------------
                                                Carl  M.  Berg
                                                President,  Director,
                                                Chief  Executive  Officer,
                                                Chief  Financial  Officer