Form 10KSB
period 2002-12-31
M GAB DEVELOPMENT CORP
filed 2003-03-31
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                                                        -----       ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year.     The issuer had
no  revenues  for  the  year  ended  December  31,  2002.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) There was no market for our common stock.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 27, 2003, there were 6,023,000 shares of common stock, par value $0.001, issued and outstanding.

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

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes        No   X
                                -----     ------

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

Item  14         Controls  and  Procedures

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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

RECENT  DEVELOPMENTS

     Through December 31, 2002, the Company's business was the development, marketing, and distribution of an interactive travel brochure. A description of this historical business is included below.

     Recently, however, the Board of Directors of the Company has undertaken an analysis of whether or not the historical business plan is economically viable, and whether or not it should continue to be pursued. If the historical business plan is not pursued, the Board of Directors will decide whether or not to pursue other lines of business, either from start up or through acquisitions. No decisions have been reached by the Board of Directors.

HISTORICAL  BUSINESS

INTRODUCTION

     M-GAB Development Corporation, a Florida corporation, was incorporated in the State of Florida on March 27, 2001.

     We intend to develop, market and distribute an interactive travel brochure that will contain images and video of world-class destination resorts, as well as remote vacation getaway locations such as Lake Powell and the Grand Canyon. We currently have no agreements with any resorts or destinations to provide this service. We intend to generate revenues from both the production of our product (paid by the destination resort or location) and from the sale of our product on a subscription basis via the Internet (paid by existing Internet web sites)

     In our opinion, we believe that destination resorts and locations will desire to have their properties featured using our travel brochure as a way to increase interest in their location, and through our relationships hope to form with major Internet web sites, as a way to increase their overall Internet exposure. We have not yet conducted any market research to support our opinion.

In our opinion, we believe that existing Internet sites that provide travel-related products and services, such as Yahoo.com, Expedia.com, American Express Travel, and the major airlines, will subscribe toour products to enhance their Internet presence, improve their customer service, retain existing customers, and increase sales revenues by providing their customers the opportunity to take a "virtual vacation" and experience exotic locales from our client's website. As above, we have not yet conducted any market research to support our opinion.

     We have not begun any market research or operations. We will not begin any market research or operations until after we are able to raise sufficient capital to begin our operations. After raising capital, we cannot determine how long it will take to begin operations until after our market research is completed. We do not have an estimated time that operations will begin, that revenues will be generated, or when we might be profitable.

MARKET  RESEARCH

     After raising sufficient capital, management will engage in market research to fully determine the demand for our travel brochures, and the cost of producing  them.  Until  such  time,  we  will  not  enter  into  discussions or agreements with any resorts, destinations, video producers, or Internet companies. In addition, until our market research is completed, we will not be able to determine our needs for office space, equipment, and employees.

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

     Of the 6,023,000 shares of common stock outstanding, (i) 10,000 shares held by 20 shareholders of record were sold pursuant to an effective registration statement and may be sold without restriction, (ii) 13,000 shares held by 12 shareholders of record were sold in a private placement over one year ago and the resale of those shares was subsequently registered, and thus the shares may be sold either pursuant to the effective registration statement or pursuant to Rule 144, and (iii) 450,000 shares are held by one shareholder who may sell up to 60,230 shares every 90 days pursuant to Rule 144. In addition to the above, Mr. Carl Berg, our sole officer and director, is the holder of 5,550,000 shares and may sell up to 60,230 shares every 90 days pursuant to Rule 144.

     The number of holders of record of shares of our common stock is thirty-five (35).

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

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     We recently closed a public offering of up to $1,000,000 pursuant to a Form SB-2 originally filed with the Securities and Exchange Commission on August 31, 2001 and declared effective on October 11,2001. A total of 10,000 shares of our common stock were sold under the offering, which was closed on October 30, 2002. Following completion of the offering, and through the quarter ended June 30, 2003, management anticipates that M-GAB will engage in very little business activity, will not hire any employees, and will not enter into any material contracts. As a result, our cash requirements will be minimal, related only to the cost of maintaining the Company in good standing. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund these minimal cash requirements that cannot otherwise be covered by the proceeds from the offering.

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

     Management anticipates that, if the historical business plan is pursued, we will need to hire employees to oversee the production of videos by third-party video producers at locations around the world and to negotiate agreements with major web site operators to show the brochures. Management does not currently have an estimate as to how many employees will be required.

     Our financial statements have been prepared assuming we will continue as a going concern. Because we have not generated any revenues to date and have minimal capital resources, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We have not identified any critical accounting issues.

ITEM  7  -  FINANCIAL  STATEMENTS

     Index  to  Financial  Statements

Report  of  Independent  Certified  Public  Accountants             F-1

Balance  Sheet                                                      F-2

Statement  of  Operations                                           F-3

Statement  of  Stockholders  Equity                                 F-4

Statement  of  Cash  Flows                                          F-5

Notes  to  Financial  Statements                                    F-6

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




Name . . . .                   Age            Position(s)
------------                  ----            -----------

Carl M. Berg                    35             Chairman of the Board, President,
                                               Secretary, and Treasurer (2001)

     CARL M. BERG has served as our sole director and officer since our inception. He also currently serves as a company executive with Sandlot Corporation, a startup subscription management software company. Sandlot is involved in managing subscription-based e-commerce. Mr. Berg has directed business initiatives as the Business Development Manager, which have resulted in growth of the company from 10 to 75 employees worldwide with offices in the U.S. and Windsor, United Kingdom. Prior to Sandlot Corporation, from 1992 to 1999, Mr. Berg served in various management positions in the technology division of Ameritech Corporation. His roles varied from the overall management of library automation implementation projects to directing the implementation division of roughly 75 technical staff. Job titles included Project Coordinator, Project
Manager  and  Director  of  Implementation.

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

Board  Meetings  and  Committees
--------------------------------

     During the fiscal year ended December 31, 2002, the Board of Directors did not meet but took written action on numerous other occasions. The written actions were by unanimous consent.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.



Title of           Name and Address of    Amount and Nature of          Percent of
--------           -------------------  ----------------------          -----------
Class . . . . . . .Beneficial Owner       Beneficial Ownership          Class (1)
--------           ----------------       --------------------          ---------

Common
Stock. . . . . . . Carl M. Berg (2)            5,550,000                    92.1%

Common
Stock. . . . . . . Brian A. Lebrecht (3)         450,000                     7.5%
                                          --------------------------------------------

                   All Officers and
                   Directors as a Group
                   (1 Person) . . . . . . .    5,550,000                    92.1%
                                          ============================================

(1)     Based  on  6,023,000  shares  outstanding.
(2) Includes 3,000,000 shares held of record by Sadie, LLC, an entity wholly-owned and controlled by Mr. Berg. Mr. Berg is our sole director and officer.
(3) Mr. Lebrecht is President of The Lebrecht Group, APLC, which serves as our securities counsel.

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

     Mr. Berg and Mr. Lebrecht have, from time to time, advanced us funds to cover certain expenses. The amount of these advances has not exceeded, and is not expected to exceed, $25,000. These advances do not bear interest, and although they have no maturity date, are expected to be repaid as soon as reasonably possible. During 2002 and 2001, the Company incurred legal expenses of $15,602 and $14,059, respectively, to Mr. Lebrecht's firm. As of December 31, 2002, the Company has a payable of $10,000 to Mr. Lebrecht for a cash advance made to the Company in 2002.

     On October 4, 2001, Mr. Berg executed a Lock-Up Agreement wherein he agreed not to sell any of his shares of common stock until at least thirty days after the termination of our registered offering. The Lock-Up Agreement expired on November 30, 2002.


ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS

           99.1 Certification of Carl M. Berg, Chief Executive Officer and Chief Financial Officer of the Company

     (B)     REPORTS  ON  FORM  8-K

          None.

ITEM  14  -  CONTROLS  AND  PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March  27,  2003                                     /s/  Carl  M.  Berg
                                                 -------------------------------
                                                                  Carl  M.  Berg
                                                           President,  Director,
                                                      Chief  Executive  Officer,
                                                       Chief  Financial  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March  27,  2003                                     /s/  Carl  M.  Berg
                                                 -------------------------------
                                                                  Carl  M.  Berg
                                                           President,  Director,
                                                      Chief  Executive  Officer,
                                                       Chief  Financial  Officer

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

     I, Carl M. Berg, Chief Executive Officer and Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of M-GAB Development Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c)  presented   in   this   annual   report  our  conclusions  about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     March  27,  2003

                                     /s/  Carl  M.  Berg
                                   ---------------------
                                    Carl  M.  Berg
                                    Chief  Executive  Officer
                                    and Chief Financial Officer

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Enterprise)

                           December 31, 2002 and 2001

                                Table of Contents







Report  of  Independent  Certified  Public  Accountants          F-1

Financial  Statements

     Balance  Sheet                                              F-2

     Statement  of  Operations                                   F-3

     Statement  of  Stockholders'  Equity                        F-4

     Statement  of  Cash  Flows                                  F-5

     Notes  to  Financial  Statements                            F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




To:  The  Board  of  Directors
     of  M-GAB  DEVELOPMENT  CORPORATION

We have audited the accompanying balance sheets of M-GAB DEVELOPMENT CORPORATION (the "Company") (a Development Stage Corporation) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and the period from inception (March 27, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M-GAB DEVELOPMENT CORPORATION as of December 31, 2002 and 2001 and the results of its operations and cash flows for the year ended December 31, 2002 and the period from inception (March 27, 2001) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. Management's plans in regard to these matters are also described in Note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAMIREZ  INTERNATIONAL



March  26,  2003
Irvine,  CA

                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Corporation)

                                  Balance Sheet

                                  December 31,




                                                        2002       2001
                                                    --------------------
               ASSETS

Current assets
  Cash . . . . . . . . . . . . . . . . . . . . . .  $  6,437   $      -

                                                    --------------------
  Total assets . . . . . . . . . . . . . . . . . .  $  6,437   $      -
                                                    =========  =========


               LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities
  Accounts payable and accrued liabilities . . . .  $ 36,289   $  3,476
  Payable to stockholder . . . . . . . . . . . . .    10,000          -
                                                    --------------------
  Total current liabilities. . . . . . . . . . . .    46,289      3,476

Commitments and contingencies. . . . . . . . . . .         -          -

Stockholders' equity:
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized; No shares
    issued or outstanding at December 31, 2002 . .         -          -

  Common stock, $0.001 par value; 100,000,000
    shares authorized; 6,023,000 and 6,013,000
    shares issued and outstanding. . . . . . . . .     6,023      6,013
  Additional paid in capital . . . . . . . . . . .    11,076     10,086
  Deficit accumulated during the development stage   (56,951)   (19,575)
                                                    ---------  ---------
    Total stockholders' equity . . . . . . . . . .   (39,852)    (3,476)

                                                    --------------------
Total liabilities and stockholders' equity . . . .  $  6,437   $      -
                                                    =========  =========


   The accompanying notes are an integral part of these financial statements.


                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Corporation)

                            Statement of Operations


                                        Cumulative from                                     Period from
                                        inception (March                                  inception (March
                                        27, 2001) through           Year ended              27, 2001) to
                                        December  31,              December 31,             December 31,
                                             2002                     2002                       2001
                                      ----------------------------------------------------------------------

Revenue. . . . . . . . . . . . . . .  $              -               $      -                 $         -

General and administrative expenses.            56,951                  37,376                       19,575

                                      ----------------------------------------------------------------------
Net loss . . . . . . . . . . . . . .  $       (56,951)              $  (37,376)               $     (19,575)
                                      ======================================================================


Basic and diluted net loss per share                                $    (0.01)               $       (0.00)

Weighted average shares outstanding                                   6,014,726                    5,490,570



      The accompanying notes are an integral part of these financial statements.
                                      F-3



                                             M-GAB  DEVELOPMENT  CORPORATION
                                           (A  Development  Stage Corporation)

                                            Statement  of  Stockholders' Equity


                                                                                Deficit
                                                             Additional        Accumulated During
                                    Common Stock              Paid-in          the Development
                                  ----------------
                                 Shares       Par Value       Capital               Stage                       Total
                                --------     ----------     ------------      -------------------            ----------
Issuance of common stock to
   founders on April 20, 2001     6,000,000   $  6,000      $     (5,400)  $              -                  $     600

Issuance of common stock for
   cash in August 2001. . . .        13,000         13             1,287                 1,300

Contributed capital-services.                                     14,199                                        14,199

Net loss. . . . . . . . . . .                                                          (19,575)                (19,575)
                               ------------  ------------    ------------      -------------------           ----------

Balance, December 31, 2001. .     6,013,000     6,013             10,086               (19,575)                 (3,476)

Issuance of common stock for
   cash in September 2002 . .        10,000        10                990                                         1,000

Net loss. . . . . . . . . . .                                                          (37,376)                (37,376)

                               -------------  ----------      ----------         --------------               ---------
Balance, December 31, 2002. .     6,023,000   $  6,023        $   11,076         $     (56,951)               $(39,852)
                                ===========   =========       ===========        ==============               =========


    The accompanying  notes are  an integral part of these financial statements.

                                       M-GAB DEVELOPMENT CORPORATION
                                     (A Development Stage Corporation)

                                           Statement of Cash Flows

                                                     Cumulative from                      Period from
                                                     inception (March 27,   Year ended    inception (March
                                                     2001) to December 31,  December 31,  27, 2001) to
                                                     2002                   2002          December 31, 2001
                                                     ---------------------  ------------  -----------------

Cash flows from operating activities:
Net loss                                             $            (56,951)  $   (37,376)  $        (19,575)
Adjustments to reconcile net loss to cash used in
 operating activities:
     Contributed capital for services rendered                     14,199             -             14,199
     Increase in accounts payable and
      accrued liabilities                                          36,289        32,813              3,476
                                                     ------------------------------------------------------
     Net cash used by operating activities                         (6,463)       (4,563)            (1,900)
                                                     ------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of stock                                2,900         1,000              1,900
     Advance from shareholder                                      10,000        10,000                  -
                                                     ------------------------------------------------------
     Net cash provided by financing activities                     12,900        11,000              1,900

Net increase in cash                                                6,437         6,437                  -
                                                     ------------------------------------------------------

Cash and cash equivalents, beginning of period                          -             -                  -
                                                     ------------------------------------------------------
Cash and cash equivalents, end of period             $              6,437   $     6,437   $              -
                                                     ======================================================


      The accompanying notes are an integral part of these financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Corporation)

                          Notes to Financial Statements

                           December 31, 2002 and 2001



NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES
-------------------------------------------------

Nature of Operations. The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. The Company's business plan is to develop, market and distribute a digitally processed interactive travel brochure (virtual portal) that will contain images and full 3-D video of world-class destinations as well as remote getaway locations. The technology will be licensed and sold on a subscription basis via the Internet to commercial and consumer markets.

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

Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. As of December 31, 2002, no shares have been issued for services.

Cash and Cash Equivalents. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees in 2002 and 2001 related to organization purposes.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of December 31, 2002, no costs had been incurred.

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Corporation)

                          Notes to Financial Statements

                           December 31, 2002 and 2001


1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES  -  Continued
       ---------------------------------------------------------------

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

Net Loss per Common Share. Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

2.          REALIZATION  OF  ASSETS
            -----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of December 31, 2002, the Company had negative working capital of $39,852. In addition, the Company is a development stage entity and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters are to continue to raise additional capital from selling the Company's stock. Management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.     STOCKHOLDERS'  EQUITY
       ---------------------

Founders' Stock. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

Stock-Based Compensation. The Company did not issue nor did it recognize stock-based compensation from inception (March 27, 2001) through December 31, 2002.

                          M-GAB DEVELOPMENT CORPORATION
                        (A Development Stage Corporation)

                          Notes to Financial Statements

                           December 31, 2002 and 2001


3.     STOCKHOLDERS'  EQUITY  -  Continued
       -----------------------------------

Private Placement Memorandum. On June 1, 2001, the Company began an offering to sell up to 100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. In August 2001, the Company sold 13,000 shares of its common stock at $0.10 under this private placement. All proceeds from this offering were used for pre-incorporation expenditures, consulting fees and working capital.

Registered Stock Offering. During the quarter ended December 31, 2002, the Company sold 10,000 shares of its common stock at $0.10 per share for total proceeds of $1,000. The stock offering was pursuant to the Company's effective Form SB-2/A registration statement dated November 15, 2001. The Company used the proceeds to repay advances and general and administrative expenses. The Company's registered offering expired on October 30, 2002.

Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of December 31, 2002, no options had been granted.

4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

Legal and Administrative Services. The Company has engaged a shareholder as its corporate counsel. In 2002 and for the period from inception (March 27, 2001) to December 31, 2001, the Company incurred total legal services and out of pocket costs of $15,602 and $14,059, respectively. As of December 31, 2002 and 2001, the Company had amounts due to its corporate counsel of $32,889 and $3,476, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

The Company's president elected to forego a salary during the early developmental stages. The Company's president also provides office space for the Company. The Company estimates the value of these services to be $5,125 and $1,500 for the year ended December 31, 2002 and for the period from inception (March 27, 2001) to December 31, 2001, respectively. As of December 31, 2002 and 2001, the Company had amounts due to its president of $3,400 and nil, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

Stockholder Loans and Advances. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. As of December 31, 2002, the Company had an amount payable to its corporate counsel of $10,000 related to a cash advance received by the Company to pay organizational costs.