Form 10QSB
period 2003-06-30
M GAB DEVELOPMENT CORP
filed 2003-08-19
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2003

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49687

M-GAB Development Corporation
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)
22342 Avenida Empresa Suite 220 Rancho Santa Margarita, CA (Address of principal executive offices)	92688 (Zip Code)

Registrant's telephone number, including area code (949) 635-1240

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No  __

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  __  No  __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 2003, there were 12,123,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes  __   No __.

M-GAB Development Corporation

TABLE OF CONTENTS

PART I

ITEM 1	Financial Statements	3

ITEM 2	Managements Discussion and Analysis or Plan of Operation	10

ITEM 3	Controls and Procedures	12

PART II

ITEM 1	Legal Proceedings	13

ITEM 2	Changes in Securities and Use of Proceeds	13

ITEM 3	Defaults Upon Senior Securities	13

ITEM 4	Submission of Matters to a Vote of Security Holders	13

ITEM 5	Other Information	14

ITEM 6	Exhibits and Reports on Form 8-K	14

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

ITEM 1    Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Balance Sheet

	June 30,	December 31,
	2003	2002

ASSETS	(unaudited)

Cash	$1,500	$6,437

Total assets	$1,500	$6,437

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$7,068	$36,289
Payable to stockholder	-	10,000

	7,068	46,289

Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
12,123,000 and 6,023,000 shares issued and outstanding	12,123	6,023
Additional paid in capital	78,206	11,076
Deficit accumulated during development	(95,897)	(56,951)

	(5,568)	(39,852)

Total liabilities and shareholders' equity	$1,500	$6,437

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Operations

	Deficit
	Accumulated from
	Inception
	(March 27, 2001)	Three Months	Three Months	Six Months	Six Months
	through	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	95,897	26,311	2,031	38,946	9,205

Net loss	$(95,897)	$(26,311)	$(2,031)	$(38,946)	$(9,205)

Net loss per share available to common stockholders
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		9,039,484	6,013,000	7,548,000	6,013,000

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Cash Flows

	Cumulative
	from
	Inception
	March 27, 2001	Six Months Ended
	through	June 30,

	June 30, 2003	2003	2002

Cash flows from operating activities -
Net loss	$(95,897)	$(38,946)	$(9,205)
Adjustments to reconcile net loss to cash
used in operating activities -	-	-	-
Contributed capital for services rendered	14,199	-	-
Common Stock issued to pay operating expenses	6,100	6,100	-
Changes in assets and liabilities -
Increase in payables and accrued liabilities	64,198	27,909	5,216

Cash used in operating activities	(11,400)	(4,937)	(3,989)

Cash flows from financing activities -
Advance from shareholder	10,000	-	3,989
Proceeds from issuance of common stock	2,900	-	-

Cash provided by financing activities	12,900	-	3,989

Net increase (decrease) in cash	1,500	(4,937)	-
Cash, beginning of the period	-	6,437	-

Cash, end of the period	$1,500	$1,500	$-

Supplemental information -
No amounts were paid for interest or income taxes during the period.
Noncash financing activities:
Common Stock issued to retire indebtedness	$67,130	$67,130	$-

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION (A Florida Development Stage Corporation) Condensed Notes to Financial Statements

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations . The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. On May 16, 2003, the Company filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"), which became effective on the date of filing. Subsequent to the BDC election the Company’s principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services.

Principles of Accounting . The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Accounting Estimates . The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. During the quarter ended June 30, 2003, a total of 6,100,000 shares of common stock were issued for services and the retirement of debt valued at $73,230.

Cash and Cash Equivalents. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three and six months ended June 30, 2003 and 2002.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of June 30, 2003, no costs had been incurred.

Stock-Based Compensation . Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES - Continued

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

Net Loss per Common Share . Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

2.          GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of June 30, 2003, the Company had negative working capital of $5,568. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-Based Compensation. During the quarter ended June 30, 2003, the Company issued a total of 6,100,000 shares of its common stock to two directors and a shareholder for services rendered and the retirement of debt. Based on the Company's decision to abandon its historical business plan to become a Business Development Company, the lack of an active market for the company’s stock, and that the recipients have executed agreements limiting their ability to sell the shares should an active market be created,

3.  STOCKHOLDERS' EQUITY - Continued

the shares were valued at approximately $0.01, or a total value of $73,230. The value of the shares have been recorded as General and Administrative expense and a reduction in current liabilities in the accompanying financial statements.

Private Placement Memorandum . On June 1, 2001, the Company began an offering to sell up to 100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. In August 2001, the Company sold 13,000 shares of its common stock at $0.10 under this private placement. All proceeds from this offering were used for pre-incorporation expenditures, consulting fees and working capital.

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

Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. As of June 30, 2003, no options had been granted.

4.  RELATED PARTY TRANSACTIONS

Legal and Administrative Services . The Company has engaged a shareholder as its corporate counsel. For the three and six months ended June 30, 2003, the Company incurred total legal services and out of pocket costs of $16,911 and $25,041, respectively, compared to $1,241 and $3,590 for the three and six months ended June 30, 2002, respectively. As of June 30, 2003, and December 31, 2002, the Company had amounts due to its corporate counsel of $0 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

The Company's president elected to forego a salary during the early developmental stages. The Company's president also provides office space for the Company. The Company estimates the value of these services to be $1,500 and zero for the three months ended June 30, 2003 and 2002, respectively, and $3,000 and zero for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, and December 31, 2002, the Company had amounts due to its president of $6,400 and $3,400, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

Stockholder Loans and Advances . From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. As of June 30, 2003, and December 31, 2002, the Company had an amount payable to its corporate counsel of $0 and $10,000, respectively, related to a cash advance received by the Company to pay organizational costs.

ITEM 2  Managements Discussion and Analysis or Plan of Operation

M-GAB Development Corporation, a Florida corporation (the "Company") was incorporated in March 2001. On May 16, 2003, M-GAB filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"), which became effective on the date of filing.

Subsequent to the BDC election the Company’s principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. The Company’s principal objective is long-term capital appreciation. The Company may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. The Company may invest alone, or as part of a larger investment group. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Company will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which it invests.

In addition, the Company may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily for Company stock, or a combination of cash and stock. The principal objective of acquisitions pursuant a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to the Company’s shareholders, or reverse merger into a publicly traded shell corporation.

The Company operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. We are currently attempting to raise a small amount of capital through an offering under Regulation E. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund these minimal cash requirements that cannot otherwise be covered by the proceeds from the offering.

During the next two quarters, management intends to seek to have a market maker file an application to list our securities on the OTC Bulletin Board.

Management does not anticipate that we will engage in any material product research and development, nor do we anticipate that we will purchase a plant or significant equipment.

Our financial statements have been prepared assuming we will continue as a going concern. Because we have not generated any revenues to date and have minimal capital resources, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We have not identified any critical accounting issues.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than "interested persons," as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of "disinterested" directors (as defined in the 1940 Act).

An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The portfolio company does not have to accept the BDC’s offer of managerial assistance, and if they do accept may be required to pay prevailing market rates for the services.

The Company does not currently have any investments in eligible portfolio companies.

Employees

Other than our current sole officer, we do not have any employees, and do not anticipate having any other employees other than administrative personnel in the future.

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

PART II

ITEM 1  Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2  Changes in Securities and Use of Proceeds

In May 2003, we issued 5,100,000 shares of our common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to Brian A. Lebrecht, our legal counsel, for past services rendered. Mr. Lebrecht is an accredited investor, and the issuance was exempt from registration pursuant to Section 4(2) of the Act.

In May 2003, we issued 500,000 shares of our common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to each of Kevin J. Gadawski and Gerald A. DeCiccio, each members of our board of directors, for services rendered. Mr. Gadawski and Mr. DeCiccio are accredited investors, and the issuances were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 3  Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4  Submission of Matters to a Vote of Security Holders

On June 25, 2003, we held our annual meeting of shareholders. Proxies were not solicited from the shareholders.

Three individuals were elected to our Board of Directors, namely Carl M. Berg, Kevin J. Gadawski, and Gerald A. DeCiccio. All three individuals were directors prior to the meeting. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Carl M. Berg	11,100,000	-0-	-0-	-0-	-0-

Kevin J. Gadawski	11,100,000	-0-	-0-	-0-	-0-

Gerald A. DeCiccio	11,100,000	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

1.  Ratification of the appointment of Ramirez International, Certified Public Accountants, as independent auditors of the Company for the fiscal year ending December 31, 2003:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

11,100,000	-0-	-0-	-0-	-0-

2.  Ratification of the recent decision by the Corporation’s Board of Directors to become a business development company as defined in the Investment Company Act of 1940 (the "Act"), and to be subject to sections 55 through 65 of the Act:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

11,100,000	-0-	-0-	-0-	-0-

3.  Approval of a policy and practice of, and to authorize the Board of Directors in their sole discretion to, sell the Corporation’s common stock at less than its current net asset value and to sell warrants, options, or rights to acquire any common stock at less than net asset value:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

11,100,000	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on June 3, 2003.

ITEM 5  Other Information

None.

ITEM 6  Exhibits and Reports on Form 8-K

(a)       Exhibits

4.1	Stock Restriction Agreement dated May 16, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On May 16, 2003, we filed a Current Report on Form 8-K regarding the appointment of Mr. Gadawski and Mr. DeCiccio to our Board of Directors, our election to become a business development company, and our change of address.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M-GAB Development Corporation

Dated: August 14, 2003

By: Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer

