Form 10QSB
period 2003-09-30
M GAB DEVELOPMENT CORP
filed 2003-11-14
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No  ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __  No __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 10, 2003, there were 6,023,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes __    No___.

M-GAB Development Corporation

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

ITEM 1    Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Balance Sheet

	September 30,	December 31,
	2003	2002

ASSETS	(unaudited)

Cash	$1,500	$6,437

Total assets	$1,500	$6,437

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$79,631	$36,289
Payable to stockholder	10,000	10,000

	89,631	46,289

Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
6,023,000 shares issued and outstanding	6,023	6,023
Additional paid in capital	11,076	11,076
Deficit accumulated during development stage	(105,230)	(56,951)

	(88,131)	(39,852)

Total liabilities and shareholders' equity	$1,500	$6,437

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Operations

	Deficit
	Accumulated from
	Inception
	(March 27, 2001)	Three Months	Three Months	Nine Months	Nine Months
	through	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	105,230	15,433	7,975	48,279	17,180

Net loss	$(105,230)	$(15,433)	$(7,975)	$(48,279)	$(17,180)

Net loss per share available to common stockholders
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		6,023,000	6,013,000	6,023,000	6,013,000

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Cash Flows

	Cumulative
	from
	Inception
	March 27, 2001	Nine Months Ended
	through	September 30,

	September 30, 2003	2003	2002

Cash flows from operating activities -
Net loss	$(105,230)	$(48,279)	$(17,180)
Adjustments to reconcile net loss to cash
used in operating activities -
Contributed capital for services rendered	14,199	-	11,964
Changes in assets and liabilities -
Increase in payables and accrued liabilities	79,631	43,342	6,716

Cash (used in) provided by operating activities	(11,400)	(4,937)	1,500

Cash flows from financing activities -
Advance from shareholder	10,000	-	-
Proceeds from issuance of common stock	2,900	-	-

Cash provided by financing activities	12,900	-	-

Net increase (decrease) in cash	1,500	(4,937)	1,500
Cash, beginning of the period	-	6,437	-

Cash, end of the period	$1,500	$1,500	$1,500

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three and nine months ended September 30, 2003 and 2002.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of September 30, 2003, no costs had been incurred.

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

2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of September 30, 2003, the Company had negative working capital of $88,131. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  RELATED PARTY TRANSACTIONS

Legal and Administrative Services . The Company has engaged a shareholder as its corporate counsel. For the three and nine months ended September 30, 2003, the Company incurred total legal services and out of pocket costs of $7,486 and $32,527, respectively, compared to $6,475 and $10,065 for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003, and December 31, 2002, the Company had amounts due to its corporate counsel of $67,981 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

The Company's president elected to forego a salary during the early developmental stages. The Company's president also provides office space for the Company. The Company estimates the value of these services to be $1,500 and $1,500 for the three months ended September 30, 2003 and 2002, respectively, and $4,500 and $1,900 for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, and December 31, 2002, the Company had amounts due to its president of $7,900 and $3,400, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, one of the Company’s Directors provides financial consulting services to the company. As of September 30, 2003, the Company had $3,750 due to this director for services rendered during the nine months ended September 30, 2003. There were no amounts due to this director in previous periods.

Stockholder Loans and Advances . From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. As of September 30, 2003, and December 31, 2002, the Company had $10,000 payable to its corporate counsel related to a cash advance made to the Company to pay organizational costs.

5.  SUBSEQUENT EVENTS

On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the Company’s 2001 Stock Option Plan. The exercise price of $0.15 per share equals or exceeds the fair market value of the Company’s common stock at the issuance date. The options vest in three equal installments over three years. In addition, the Company has agreed to issue an additional 300,000 stock options under the 2001 Stock Option Plan to a director at a future date.

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

M-GAB Development Corporaiton

Dated: November 12, 2003	By:

President, Director,
Chief Executive Officer,
Chief Financial Officer

