Form 10QSB/A
period 2003-06-30
M GAB DEVELOPMENT CORP
filed 2003-11-17
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 2003, there were 6,023,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes __   No __

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-QSB to account for the rescission of stock issuances made during the quarter. This Quarterly Report is for the quarter ended June 30, 2003, and was originally filed with the Commission on August 19, 2003. References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1  Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Balance Sheet

	June 30,	December 31,
	2003	2002

ASSETS	(unaudited)

Cash	$1,500	$6,437

Total assets	$1,500	$6,437

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$64,198	$36,289
Payable to stockholder	10,000	10,000

	74,198	46,289

Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
No shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
6,023,000 shares issued and outstanding	6,023	6,023
Additional paid in capital	11,076	11,076
Deficit accumulated during development stage	(89,797)	(56,951)

	(72,698)	(39,852)

Total liabilities and shareholders' equity	$1,500	$6,437

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Operations

	Deficit
	Accumulated from
	Inception
	(March 27, 2001)	Three Months	Three Months	Six Months	Six Months
	through	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	89,797	20,211	2,031	32,846	9,205

Net loss	$(89,797)	$(20,211)	$(2,031)	$(32,846)	$(9,205)

Net loss per share available to common stockholders
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		6,023,000	6,013,000	6,023,000	6,013,000

The accompanying condensed notes to financial statements
are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Cash Flows

	Cumulative
	from
	Inception
	March 27, 2001	Six Months Ended
	through	June 30,

	June 30, 2003	2003	2002

Cash flows from operating activities -
Net loss	$(89,797)	$(32,846)	$(9,205)
Adjustments to reconcile net loss to cash
used in operating activities -	-	-	-
Contributed capital for services rendered	14,199	-	-
Changes in assets and liabilities -
Increase in payables and accrued liabilities	64,198	27,909	5,216

Cash used in operating activities	(11,400)	(4,937)	(3,989)

Cash flows from financing activities -
Advance from shareholder	10,000	-	3,989
Proceeds from issuance of common stock	2,900	-	-

Cash provided by financing activities	12,900	-	3,989

Net increase (decrease) in cash	1,500	(4,937)	-
Cash, beginning of the period	-	6,437	-

Cash, end of the period	$1,500	$1,500	$-

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
Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. During the quarter ended June 30, 2003, no shares of common stock were issued for services.

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

2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of June 30, 2003, the Company had negative working capital of $72,698. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  RELATED PARTY TRANSACTIONS

Legal and Administrative Services . The Company has engaged a shareholder as its corporate counsel. For the three and six months ended June 30, 2003, the Company incurred total legal services and out of pocket costs of $16,911 and $25,041, respectively, compared to $1,241 and $3,590 for the three and six months ended June 30, 2002, respectively. As of June 30, 2003, and December 31, 2002, the Company had amounts due to its corporate counsel of $57,130 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

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

Stockholder Loans and Advances . From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. As of June 30, 2003, and December 31, 2002, the Company had an amount payable to its corporate counsel of $10,000 and $10,000, respectively, related to a cash advance received by the Company to pay organizational costs.

5.  SUBSEQUENT EVENTS

On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the Company’s 2001 Stock Option Plan. The exercise price of $0.15 per share equals the estimated fair market value of the Company’s common stock determined by the Company’s Board of Directors. The options vest in three equal installments over three years. In addition, the Company has agreed to issue an additional 300,000 stock options under the 2001 Stock Option Plan to a director at a future date.

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

Dated: November 12, 2003

	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer