Form 10KSB
period 2003-12-31
M GAB DEVELOPMENT CORP
filed 2004-03-23
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

    [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

     [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49687

M-GAB Development Corporation
(Name of small business issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)

22342 Avenida Empresa, Suite 220 Rancho Santa Margarita, CA (Address of principal executive offices)	92688 (Zip Code)

Issuer’s telephone number (949) 635-1240

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer’s revenues for its most recent fiscal year.  The issuer had no revenues for the year ended December 31, 2003.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) There was no market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 10, 2004, there were 6,383,845 shares of common stock, par value $0.001, issued and outstanding.

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

Yes _____     No   _x_

M-GAB Development Corporation

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

ITEM 1 - DESCRIPTION OF BUSINESS

General

M-GAB Development Corporation, a Florida corporation (the "Company") was incorporated in March 2001. From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure. On May 16, 2003, we filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"), which became effective on the date of filing.

Subsequent to the BDC election our principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily for our stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We operate as an internally managed investment company whereby our officers and employees conduct our operations under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code, we do not have any intellectual property protections nor does our management feel that any is necessary, and we have not spent any funds on research and development or compliance with environmental laws during the last two fiscal years.

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

We do not currently have any investments in eligible portfolio companies.

Employees

Other than our current sole officer, we do not have any employees, and do not anticipate having a ny other employees other than administrative personnel in the future.

Statement of Risk Factors and Other Considerations

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We have not made any investments into other companies. We have not yet made any investments into other companies, and thus we have virtually no assets. We need to raise capital before we can make investments into, and offer managerial assistance to, other companies. We may not be successful in raising capital. If we are successful in raising capital, we may make investments that turn out to be worthless.

We have never generated any revenue, and we are not profitable. We were incorporated in March 2001 and have generated no revenue to date. Our primary activity to date has been development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

We need to raise capital in order to fulfill our business plan. To date we have relied on private funding from our founders and directors and short-term borrowing to fund operations. We have generated no revenues and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations.

Investing in our stock is highly speculative and you could lose some or all of your investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies generally, and very small capitalization companies in particular.

Investing in our stock may be in appropriate for your risk tolerance. Our planned investments into other companies, in accordance with our investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal.

We will face a lot of competition, most of which is better capitalized and more experienced than us. We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company ("BDC"), we are required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

We are subject to regulatory risks as a business development company. We are subject to regulation as a BDC. The loans and other investments that we expect to make in small business concerns are extremely speculative. Many of these concerns will be privately held. Even if a public market for their securities later develops, the securities we purchase are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

The services of our directors and officer are key to our future success. We are dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of our officer, Carl M. Berg, and each of our directors. Our future success depends to a significant extent on the continued service and coordination of its senior management team.

We plan to invest primarily in small, private companies. There are significant risks inherent in our planned venture capital business. We intend to invest a substantial portion of our assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. We intend to be risk seeking rather than risk averse in our approach to venture capital and other investments. Neither our investments nor an investment in our stock is intended to constitute a balanced investment program. We intend to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Such sales are unpredictable and may not occur. The terrorist acts in the United States of September 11, 2001 are the type of events that could severely impact a small company that does not have as many resources to ride out market downturns and would need immediate investment capital that might be temporarily unavailable.

There will be no liquid market for our portfolio investments. Most of our intended investments will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. Our portfolio of equity securities will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio may adversely affect our ability to dispose of such securities at times when it may be advantageous for us.

Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

Our board of directors will value our portfolio investments. There is typically no public market of equity securities of the small privately held companies in which we intend to invest. As a result, the valuation of the equity securities in our portfolio are likely to be stated at fair value as determined by the good faith estimate of our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed.

Our quarterly results will fluctuate. Our quarterly operating results could fluctuate as a result of a number of factors. These factors include, among other things, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

ITEM 2 - DESCRIPTION OF PROPERTY

We utilize the office of our legal counsel, The Lebrecht Group, APLC, under a verbal agreement where we do not pay rent or reimburse him for the minimal expenses incurred.

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

There are currently warrants outstanding to acquire 333,334 shares of our common stock at $0.15 per share. Other than these warrants, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. If we are successful in getting our common stock traded, of the 6,383,845 shares of common stock outstanding, (i) 10,000 shares held by 20 shareholders of record were sold pursuant to an effective registration statement and may be sold without restriction, (ii) 13,000 shares held by 12 shareholders of record were sold in a private placement over two years ago and the resale of those shares was subsequently registered, and thus the shares may be sold either pursuant to the effective registration statement or pursuant to Rule 144(k), (iii) 450,000 shares are held by one shareholder who may sell all of them pursuant to Rule 144(k), and (iv) 360,845 shares held by 42 shareholders were acquired pursuant to an exemption from registration under Regulation E, promulgated under the Securities Act, and may be sold without restriction. In addition to the above, Mr. Carl Berg, our sole officer and director, is the holder of 5,550,000 shares and may sell up to 63,838 shares every 90 days pursuant to Rule 144.

The number of holders of record of shares of our common stock is seventy seven (77).

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

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We were incorporated in March 2001. On May 16, 2003, we filed an election to be treated as a BDC under the 1940 Act, which became effective on the date of filing.

Subsequent to the BDC election our principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We operate as an internally managed investment company whereby our officers and employees conduct our operations under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

We do not currently have any eligible portfolio companies.

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. We recently raised a small amount of capital through an offering under Regulation E, which we anticipate will cover our expenses for at least the next twelve (12) months. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering.

During the next quarter, our management intends to seek to have a market maker file an application to list our securities on the OTC Bulletin Board.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7 - FINANCIAL STATEMENTS

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no events required to be reported by this Item 8.

ITEM 8A – DISCLOSURE CONTROLS AND PROCEDURES

  The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date

PART III

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

Name	Age	Position(s)

Carl M. Berg	35	Chairman of the Board, President, Secretary, and Treasurer (2001)

Kevin J. Gadawski	36	Director (2003)

Mark Stewart	37	Director (2003)

    Carl M. Berg has served as our director and officer since our inception. He also currently serves as a company executive with STSN, Inc., a provider of wired and wireless broadband communications for business travelers, where he has served since 2003. Prior to STSN, from 1999 to 2003, he was a company executive with Sandlot Corporation, a startup subscription management software company. Sandlot is involved in managing subscription-based e-commerce. Mr. Berg directed business initiatives as the Business Development Manager, which resulted in growth of the company from 10 to 75 employees worldwide with offices in the U.S. and Windsor, United Kingdom. Prior to Sandlot Corporation, from 1992 to 1999, Mr. Berg served in various management positions in the technology division of Ameritech Corporation. His roles varied from the overall management of library automation implementation projects to directing the implementation division of roughly 75 technical staff. Job titles included Project Coordinator, Project Manager and Director of Implementation.

Kevin J. Gadawski joined our Board of Directors in May 2003. He also serves as the President of Worldwide Medical in Lake Forest, California, where he previously served as the Chief Operating Officer and Chief Financial Officer for Worldwide Medical Corporation from May of 2002. From May of 2001 to May of 2002, Mr. Gadawski served as the Chief Financial Officer of California Software Corporation in Irvine, California. From June of 2000 through May of 2001, Mr. Gadawski was the Chief Financial Officer for e-net Financial.com in Costa Mesa, California. His primary duties included financial reporting and financial management. For the five years prior to that, Mr. Gadawski served in various capacities including Director of Internal Audit and Divisional Controller with Huffy Corporation in Miamisburg, Ohio. Mr. Gadawski began his career in the audit department of KMPG Peat Marwick, LLP.

Mark Stewart joined our Board of Directors in November 2003. Mr. Stewart has been a principal with Mark Stewart Securities, Inc., a NASD broker-dealer, since 1996. Mr. Stewart started his career with American Express Financial Advisors (IDS) in 1991, and served as head trader at numerous firms from 1991 to 1996.

Audit Committee

On May 16, 2003, an Audit Committee of the Board of Directors, established in accordance with section 3(a)(58)(A) of the Exchange Act, was formed. The directors who are members of the Audit Committee are Kevin J. Gadawski and Mark Stewart, with Mr. Gadawski considered an audit committee financial expert and an independent director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 10 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement. Our president elected to forego a salary during the early developmental stages, and also provided office space. We estimate the value of these services to be $6,000 and $5,125 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, we had amounts due to our president of $9,400 and $3,400, respectively, which are recorded in accounts payable and accrued liabilities in the our financial statements.

On May 15, 2001, our directors and shareholders approved the M-GAB, Inc. 2001 Stock Option Plan, effective June 1, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 600,000 shares of our common stock. In November 2003, we agreed to issue options to acquire 600,000 shares under the Plan to our two independent directors; however, these options will not be issued until such time as approved by the Commission in accordance with rules and regulations applicable to BDC’s.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)*	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl M. Berg	2003	-0-	-0-	$6,000	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2002	-0-	-0-	$3,400	-0-	-0-	-0-	-0-
Kevin J. Gadawski	2003	-0-	-0-	$5,000	-0-	-0-	-0-	-0-
Director
Mark Stewart	2003	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Director
    * For all years presented, compensation amounts have been accrued. No compensation payments have been made.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Carl M. Berg	-0-	N/A	N/A	N/A
Kevin J. Gadawski	-0-	N/A	N/A	N/A
Mark Stewart	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Carl M. Berg	N/A	N/A	N/A	N/A
Kevin J. Gadawski	N/A	N/A	N/A	N/A
Mark Stewart	N/A	N/A	N/A	N/A

Compensation of Directors

    In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. The options are to be exercisable for a period of ten years from their grant date, at an exercise price equal to the fair market value on the grant date, and will expire upon their resignation from the Board. In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for additional consulting services.

Mr. Berg has not received any compensation for serving as a director. Other than as set forth herein, no compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 10, 2004, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

Carl M. Berg	Chairman of the Board, President, Secretary and Treasurer	5,550,000 (3)	86.9%
Brian A. Lebrecht (4)	5% Shareholder	450,000	7.0%
Kevin J. Gadawski	Independent Director	300,000 (5)	4.5%
Mark Stewart	Independent Director	300,000 (5)	4.5%

 (1)        Unless stated otherwise, the address of each affiliate is c/o M-GAB Development Corporation, 22342 Avenida Empresa, Suite 220, Rancho Santa Margarita, CA 92688.

(2)        Based on 6,683,845 shares of common stock issued and outstanding.

(3)        Includes 3,000,000 shares held of record by Sadie, LLC, an entity wholly-owned and controlled by Mr. Berg. Mr. Berg is our sole officer.

(4)        Mr. Lebrecht is President of The Lebrecht Group, APLC, which serves as our securities counsel.

(5)        Represents options to acquire 300,000 shares of common stock at $0.15 per share which will be granted in compliance with the Investment Company Act of 1940.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940. There are no classes of stock other than common stock issued or outstanding. There are currently warrants outstanding to acquire 333,334 shares of our common stock at $0.15 per share, and other than as set forth herein, there are no options, warrants, or other rights to acquire common stock outstanding. The Company does not have an investment advisor.

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

We have engaged one of our shareholders, Mr. Lebrecht, as our corporate counsel. For the twelve months ended December 31, 2003, we incurred total legal services and out of pocket costs to Mr. Lebrecht’s firm of $37,730, compared to $18,161 for the twelve months ended December 31, 2002. As of December 31, 2003 and 2002, we had amounts due to Mr. Lebrecht of $78,705 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements.

Our President, Mr. Berg, has elected to forego a salary during our early development stages. He also provided office space for us. We estimate the value of these services to be $6,000 and $5,125 for the twelve months ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, we had amounts due to Mr. Berg of $9,400 and $3,400 respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, one of our directors, Mr. Gadawski, provides consulting services to us. As of December 31, 2003, we had $5,000 due to Mr. Gadawski for services rendered during the twelve months the ended. There were no amounts due to Mr. Gadawski for services in 2002.

From time to time, Mr. Berg and Mr. Lebrecht have loaned or advanced money to us to pay for administrative expenses. These advances do not pay interest, have no maturity date, and are expected to be repaid as soon as reasonably practicable. As of December 31, 2003 and 2002, we had $10,000 due to Mr. Lebrecht related to an advance for our organizational costs.

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. The options are to be exercisable for a period of ten years from their grant date, at an exercise price of $0.15 per share, and will expire upon their resignation from the Board. In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for consulting services.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

3.1 (1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1 (1)	M-GAB, Inc. 2001 Stock Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)    Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on August 31, 2001.

      (b)    Reports on Form 8-K

On November 18, 2003, we filed a Current Report on Form 8-K dated November 13, 2003 disclosing the resignation of one of our directors, and the appointment of a replacement director, as well as the rescission of previous stock issuances to our independent directors.

ITEM 14 – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures.

ITEM 15 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $13,420 and $10,719, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Audit – Related Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $13,420 and $10,719, respectively, in fees for assurance and related services related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $200 and $200, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International did not bill the Company for any other fees.

Of the fees described above for the fiscal year ended December 31, 2002, 100% were approved by the Board of Directors of the Company as there was not an Audit Committee in place at the time of the approvals. Of the fees described above for the fiscal year ended December 31, 2003, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Carl M. Berg
Dated: March 10, 2004	By: Carl M. Berg
Its: President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl M. Berg
Dated: March 10, 2004	By: Carl M. Berg, Director

/s/ Kevin J. Gadawski
Dated: March 10, 2004	By: Kevin J. Gadawski, Director

/s/ Mark Stewart
Dated: March 10, 2004	By: Mark Stewart, Director

Financial Statements and Report of

Independent Certified Public Accountants

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Enterprise)

December 31, 2003 and 2002

Report of Independent Certified Public Accountants

To:    The Board of Directors of
   M-GAB DEVELOPMENT CORPORATION

We have audited the accompanying balance sheets of M-GAB DEVELOPMENT CORPORATION (the "Company") (a Development Stage Corporation) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M-GAB DEVELOPMENT CORPORATION as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period from inception (March 27, 2001) through December 31, 2003, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of capital. Management’s plans in regard to these matters are also described in Note 2. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

/s/ Ramirez International

March 15, 2004
Irvine, CA

F - 1

M-GAB Development Corporation
(A Development Stage Company)

Balance Sheet

December 31,

	2003	2002

ASSETS

Current Assets

Cash	$-	$6,437

Total Assets	$-	$6,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$93,105	$6,289
Payable to stockholder	10,000	10,000

Total current liabilities	103,105	46,289

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,023,000 shares issued
and outstanding in 2003 and 2002	6,023	6,023
Additional paid in capital	11,076	11,076
Deficit accumulated during the development stage	(120,204)	(56,951)

Total stockholders' equity	(103,105)	(39,852)

Total liabilities and stockholders' equity	$-	$$6,437

The accompanying notes are an integral part of these financial statements.

F - 2

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Operations

	Cumulative from inception (March 27, 2001) through December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002

Revenue	$-	$-	$-

General and administrative expenses	120,204	63,253	37,376

Net loss	$(120,204)	$(63,253)	$(37,376)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average shares outstanding		6,023,000	6,014,726

The accompanying notes are an integral part of these financial statements.

F - 3

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
			Additional	Accumulated During
	Common Stock		Paid-in	the Development

	Shares	Amount	Capital	Stage	Total

Issuance of common stock to
founders on April 20, 2001	6,000,000	$6,000	$(5,400)	$-	$600

Issuance of common stock for
cash in August 2001	13,000	13	1,287	-	1,300

Contributed capital-services	-	-	14,199	-	14,199

Net loss	-	-	-	(19,575)	(19,575)

Balance, December 31, 2001	6,013,000	6,013	10,086	(19,575)	(3,476)

Issuance of common stock for
cash in September 2002	10,000	10	990	-	1,000

Net loss	-	-	-	(37,376)	(37,376)

Balance, December 31, 2002	6,023,000	6,023	$11,076	(56,951)	(39,852)

Net loss	-	-	-	(63,253)	(63,253)

Balance, December 31, 2003	6,023,000	$6,023	$11,076	$(120,204)	$(103,105)

The accompanying notes are an integral part of these financial statements.

F - 4

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002

Cash flows from operating activities:
Net loss	$(120,204)	$(63,253)	$37,376)
Adjustments to reconcile net loss to cash used in operating activities:

Contributed capital for services rendered	14,199	-	-

Increase in accounts payable and accrued liabilities	93,105	56,816	2,813

Net cash used by operating activities	(12,900)	(6,437)	(4,563)

Cash flows from financing activities:
Proceeds from issuance of stock	2,900	-	1,000
Advance from shareholder	10,000	-	10,000

Net cash provided by financing activities	12,900	-	11,000

Net increase (decrease) in cash	-	(6,437)	6,437

Cash and cash equivalents, beginning of period	-	6,437	-

Cash and cash equivalents, end of period	$-	$-	$6,437

The accompanying notes are an integral part of these financial statements.

F - 5

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003 and 2002

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the years ended December 31, 2003 and 2002.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of December 31, 2003, no costs had been incurred.

Advertising. Advertising costs are charged to operations when incurred. The Company has not incurred any advertising costs.

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

F - 6

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003 and 2002

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES - Continued

Income Taxes. The Company has not made a provision for income taxes because of its financial statement and tax losses since its inception on March 27, 2001. A valuation allowance has been used to offset the recognition of any deferred tax assets related to net operating loss carryforwards due to the uncertainty of future realization. The use of any tax loss carry-forward benefits may also be limited as a result of changes in Company ownership.

Fair Value of Financial Instruments. The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six months from the purchase date. All cash and short-term investments are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments.

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

Recently Enacted Accounting Standards. Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of December 31, 2003, the Company had negative working capital of $103,105. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

F - 7

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003 and 2002

3.  STOCKHOLDERS' EQUITY

Founders' Stock. On April 20, 2001, the Company issued 6,000,000 shares of common stock to its President and legal counsel for cash totaling $600.

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

Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. No stock options have been issued as of December 31, 2003. In November 2003, the Company agreed to issue options to acquire a total of 600,000 shares of common stock to two directors. The issuance of the options is contingent upon the approval of the Securities and Exchange Commission. The options are to be exercisable over ten years at an exercise price equal to the fair market value of the Company’s common stock.

4.  LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Years Ended December 31,

	2003	2002

Loss from continuing operations available to common shareholders (numerator)	$(63,253)	$(37,376

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	6,023,000	6,014,726

F - 8

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003 and 2002

 Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

5.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2003, unused operating loss carryforwards of approximately $100,000, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $48,000 and $23,000 at December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $25,000 during the year ended December 31, 2003.

6.  RELATED PARTY TRANSACTIONS

The Company has engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the years ended December 31, 2003 and 2002, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht’s firm of $37,730 and $18,161, respectively. As of December 31, 2003 and 2002, the Company had amounts due to Mr. Lebrecht of $78,705 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company has recorded this advance as a payable to stockholder as of Decemebr 31, 2003 and 2002.

The Company’s President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. The Company estimates the value of these services to be $6,000 and $5,125 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company had amounts due to Mr. Berg of $9,400 and $3,400 respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, one of the Company’s directors, Mr. Gadawski, provided consulting services to the Company in 2003. As of December 31, 2003, the Company had $5,000 due to Mr. Gadawski for services rendered during the year ended December 31, 2003.

From time to time, Mr. Berg and Mr. Lebrecht have loaned or advanced money to the Company to pay for administrative expenses. These advances do not pay interest, have no maturity date, and are expected to be repaid as soon as reasonably practicable. As of December 31, 2003 and 2002, the Company had $10,000 due to Mr. Lebrecht related to an advance for organizational costs.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. As of December 31, 2003, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940.

F - 9

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003 and 2002

7.  SUBSEQUENT EVENTS

On March 8, 2004, the Company completed a private stock offering, whereby 333,334 stock units were sold at $0.15 per unit and 27,511 shares of common stock were sold at $0.15 per share pursuant to an offering exemption provided by Regulation E. Each stock unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at an exercise price of $0.15 per share and a term of three years.  All proceeds from this offering will be used for the Company’s working capital expenses.

F - 10