Form 10KSB/A
period 2003-12-31
M GAB DEVELOPMENT CORP
filed 2004-03-26
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-KSB/A

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

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

Carl M. Berg	Chairman of the Board, President, Secretary and Treasurer	5,550,000 (3)	86.9%
Brian A. Lebrecht (4)	5% Shareholder	450,000	7.0%
Kevin J. Gadawski	Independent Director	300,500 (5)(6)	4.4% (5)
Mark Stewart	Independent Director	300,000 (5)	4.4% (5)
All Officers and Directors as a Group (3 Persons)		6,150,500 (3)(5)(6)	88% (5)

 (1)          Unless stated otherwise, the address of each affiliate is c/o M-GAB Development Corporation, 22342 Avenida Empresa, Suite 220, Rancho Santa Margarita, CA 92688.

(2)        Unless otherwise indicated, based on 6,383,845 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)         Includes 3,000,000 shares held of record by Sadie, LLC, an entity wholly-owned and controlled by Mr. Berg. Mr. Berg is our sole officer.

(4)         Mr. Lebrecht is President of The Lebrecht Group, APLC, which serves as our securities counsel.

(5)         Includes options to acquire 300,000 shares of common stock which will be granted to each of Mr. Gadawski and Mr. Stewart upon approval by the Commission in compliance with the Investment Company Act of 1940.

(6)    Includes 500 shares held by Mr. Gadawski's spouse.

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