Form 10QSB
period 2004-03-31
M GAB DEVELOPMENT CORP
filed 2004-05-17
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 12, 2004, there were 6,383,845 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes           No

M-GAB Development Corporation

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1    Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Balance Sheet
	March 31,	December 31,
	2004	2003

ASSETS

Current assets
Cash	$34,326	$-

Total assets	$34,326	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$8,930	$93,105
Payable to stockholder	-	10,000

Total current liabilities	8,930	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000
shares issued and outstanding as
March 31, 2004 and December 31,
2003, respectively	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(45,828)	(120,204)

Total stockholders' equity	25,396	(103,105)

Total liabilities and stockholders' equity	$34,326	$-

        The accompanying condensed notes to financial statements are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Operations

	Cumulative from inception (March 27, 2001) through March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Revenue	$-	$-	$-

General and administrative expenses	129,183	8,979	12,635

Other income	83,355	83,355	-

Net income (loss)	$(45,828)	$74,376	$(12,635)

Basic and diluted net loss per share		$0.01	$(0.00)

Weighted average shares outstanding		6,143,282	6,023,000

        The accompanying condensed notes to financial statements are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash flows from operating activities:
Net income (loss)	$(45,828)	$74,376	$(12,635)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Contributed capital for services rendered	14,199	-	-
Increase (decrease) in accounts payable and accrued liabilities	8,930	(84,175)	9,631

Net cash used by operating activities	(22,699)	(9,799)	(3,004)

Cash flows from financing activities:
Proceeds from issuance of stock	57,025	54,125	-
Advance from shareholder	-	(10,000)	-

Net cash provided by financing activities	57,025	44,125	-

Net increase (decrease) in cash	34,326	34,326	(3,004)

Cash and cash equivalents, beginning of period	-	-	6,437

Cash and cash equivalents, end of period	$34,326	$34,326	$3,433

Supplemental Schedule of Noncash Operating Activities:
Forgiveness of accounts payable and payable
to stockholder	$83,355	$83,355	$-

        The accompanying condensed notes to financial statements are an integral part of these statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Condensed Notes to Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations. The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. On May 16, 2003, the Company filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. Subsequent to the BDC election the Company’s principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services.

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

Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company's officers and directors, as there is currently no market for the Company's stock. To date, we have not issued any shares for services.

Cash and Cash Equivalents. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three months ended March 31, 2004 and 2003.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of March 31, 2004, no such costs had been incurred.

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

Net Income (Loss) per Common Share. Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that options are included in the calculation of diluted earnings per share, except when their effect would be anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of March 31, 2004, the Company had working capital of $25,396. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' EQUITY

Founders' Stock. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

2001 Private Placement Memorandum. On June 1, 2001, the Company began an offering to sell up to 100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. In August 2001, the Company sold 13,000 shares of its common stock at $0.10 under this private placement. All proceeds from this offering were used for pre-incorporation expenditures, consulting fees and working capital.

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

Regulation E Offering Circular Dated November 30, 2003. On March 2, 2004, the Company sold 333,334 stock units at $0.15 per stock unit. Each stock unit includes one share of the Company’s common stock and a three year warrant to purchase one share of the Company’s common stock at an exercise price of $0.15 per share. In addition, the Company sold 27,511 shares of its common stock at $0.15 per share on March 2, 2004.  The stock units and shares of common stock were sold to forty-two investors in a private placement exempt from registration under Regulation E, promulgated under the Securities Act of 1933, as amended.  The total proceeds from the sale of the stock units and shares of common stock of $54,125 will be used to fund the Company’s operations.

Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan limits the aggregate number of shares available to 600,000. Each award under the plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the Company’s 2001 Stock Option Plan. In accordance with the Company’s status as a business development company, the stock options will not be issued until the Securities and Exchange Commission (“SEC”) approves the issuances, which the Company believes will occur during the next quarter. If approved by the SEC, the exercise price of the stock options will be at or above the fair market value of the Company’s common stock on the issuance date. The options vest in three equal installments over three years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Legal and Administrative Services. The Company has engaged a shareholder as its corporate counsel. For the three months ended March 31, 2004, the Company did not incur legal services fees or out of pocket costs compared to $8,130 in legal fees and out of pocket expenses for the three months ended March 31, 2003. As noted below, on March 26, 2004, the Company’s corporate counsel, The Lebrecht Group, APLC, agreed to forgive all amounts it was due as of that date, which was $72,955. This forgiveness of debt was accounted for as other income in the accompanying condensed financial statements.

From inception, the Company's president and sole officer, Mr. Carl Berg, elected to forego a salary. In prior periods, we estimated the value of the services and office space provided by Mr. Berg to be $1,500 per quarter. As the Company moves forward with its business plan it has retained two new independent directors. It is our current intention to compensate our officers and directors through the Company’s 2001 Stock Option Plan, as appropriate. As such, during the quarter ended March 31, 2004, we have not recorded any expense or a liability to Mr. Berg relating to forgone salary or office space. During the three-month period ended March 31, 2003, the value attributed to these services was $1,500, which was recorded in general and administrative expenses.

Stockholder Loans and Advances. From time to time, certain Company stockholders loan or advance monies to the Company. Loans bear interest at rates established at the time of the loan; advances bear no interest. While these loans and advances have no maturity dates, they are expected to be repaid as early as practicable. As of March 31, 2004, no such loans or advances existed.

NOTE 5 – FORGIVENESS OF DEBT

On March 26, 2004, Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts that were due and owing to him. As of March 31, 2004, the Company does not owe Mr. Berg any amounts. The forgiveness of debt was recorded as other income in the accompanying financial statements for the three months ended March 31, 2004.

Also on March 26, 2004, The Lebrecht Group, APLC, the Company's legal counsel agreed to forgive $72,955 in outstanding debt and advances owed by the Company to The Lebrecht Group, APLC. As of March 31, 2004, the Company has no amounts due The Lebrecht Group, APLC. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the three months ended March 31, 2004.

ITEM 2    Managements Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

M-GAB Development Corporation, a Florida corporation (the “Company”) was incorporated in March 2001. On May 16, 2003, M-GAB filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

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

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

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

The Company does not currently have any investments in eligible portfolio companies. However, we are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Results of Operations

Introduction

We did not have any revenues for the quarter ended March 31, 2004. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased slightly when compared to the same quarter during the previous year due, primarily, to the fact we incurred less costs related to legal services. Our other income of $83,355 is primarily due to two parties agreeing to forgive debts owed to them. Mr. Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts owed to him, and The Lebrecht Group, APLC, our attorneys, agreed to forgive $63,955 in accrued receivables and $10,000 in funds they advanced to us. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended March 31, 2004. Our total operating losses for the quarter ended March 31, 2004, were $8,979. Our expenses for the quarter were made up entirely of general and administrative expenses. Our general and administrative expenses for this quarter consisted of $8,929 in accounting and other professional fees and a $50 bank fee.

Net Income

We had net income for the quarter ended March 31, 2004 of $74,376, compared to a net loss of $12,635 for the same quarter a year ago. The significant increase between these two periods is because of the forgiveness of $83,355 in total debt (accounts payable and shareholder advances).  Because we do not have any investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Liquidity and Capital Resources

Introduction

As a result of our financing activities during the quarter ended March 31, 2004, we had cash of $34,326. This cash is our only asset. Our total current liabilities as of March 31, 2004 were $8,930 consisting entirely of accounts payable and accrued liabilities, with our accounts payable equaling $4,680 and our accrued liabilities equaling $4,250. Although our assets exceed our liabilities, given the lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts payable and accrued liabilities, and total current liabilities for this quarter as compared to the prior quarter were:

	As of March 31, 2004	As of December 31, 2003	Change

Cash	$34,326	$-	$34,326
Accounts payable and accrued liabilities	8,930	93,105	(84,175)
Total current liabilities	8,930	103,105	(94,175)

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. We recently raised a small amount of capital through an offering under Regulation E, which we anticipate will cover our expenses for at least the next twelve (12) months. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the three-month period ended March 31, 2004 our net cash used in operating activities was ($9,799). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future three-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the three-month period ended March 31, 2004. As noted above, we used $9,799 in cash for operating activities during this quarter. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations.

Financing

During the three-month period ended March 31, 2004 we paid our operating expenses primarily with the $54,125 raised from the sale of our stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

Debt Instruments, Guarantees, and Related Covenants

Currently, we do not have any debt instruments, guarantees or related covenants.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Due to the relative inactivity of the Company to date, we have not identified any critical accounting policies.

ITEM 3    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 2    Changes in Securities and Use of Proceeds

In March 2004, we issued 360,845 shares of our common stock, along with warrants to purchase a total of 333,334 shares of our common stock at $0.15 per share, to forty-two (42) investors in a private placement exempt from registration under Regulation E, promulgated under the Securities Act of 1933, as amended (the “Act”), and in an arms length transaction. Each of the investors signed either a Securities Purchase Agreement or a Subscription Agreement under the Offering Circular dated November 30, 2003. At the time of the execution of the investment documents, we were a Business Development Company as defined under the Investment Company Act of 1940, and subject to Section 13 or 15(d) of the Securities Exchange Act. Based on the issuance of the shares and warrants being exempt from registration under Regulation E of the rules and regulations promulgated under the Act, the shares and warrants were issued without any restrictive legend regarding the transfer of the shares and warrants.

ITEM 3    Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5    Other Information

Forgiveness of Debt

On March 26, 2004, Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts that were due and owing to him, and he acknowledged that as of that date we were not obligated to him for any amount.

On March 26, 2004, The Lebrecht Group, APLC, our attorneys of record, agreed to forgive $63,955 in accrued receivables and $10,000 in funds advanced to us. The Lebrecht Group, APLC also acknowledged that we were not obligated to them for any amount through March 26, 2004.

ITEM 6    Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1 (1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1	Warrant issued to Anza Capital, Inc. dated March 8, 2004

10.2	Warrant issued to Clark Johnson dated March 8, 2004

10.3	Form of Subscription Agreement under Offering Circular dated November 30, 2003

10.4	Form of Securities Purchase Agreement under Offering Circular dated November 30, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 31, 2001.

(b)   Reports on Form 8-K

    None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M-GAB Development Corporation

Dated: May 14, 2004

	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer

