Form 10QSB
period 2004-06-30
M GAB DEVELOPMENT CORP
filed 2004-08-23
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 10, 2004, there were 6,383,845 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1    Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Balance Sheet

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS

Current assets
Cash	$23,621	$-

Total assets	$23,621	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,250	$93,105
Payable to stockholder	-	10,000

Total current liabilities	4,250	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000
shares issued and outstanding	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(51,853)	(120,204)

Total stockholders' equity	19,371	(103,105)

Total liabilities and stockholders' equity	$23,621	$-

The accompanying condensed notes to financial statements are an integral part of these statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Statement of Operations

		Three Months Ended		Six Months Ended

	Cumulative from inception (March 27, 2001) through June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	135,208	6,025	20,211	15,004	32,846

Other income (expense)	83,355	-	-	83,355	-

Net income (loss)	$(51,853)	$(6,025)	$(20,211)	$68,351	$(32,846)

Basic and diluted net loss per share		$(0.00)	$(0.00)	$0.01	$(0.01)

Weighted average shares outstanding		6,383,845	6,023,000	6,203,423	6,023,000

The accompanying condensed notes to financial statements are an integral part of these statements

M-GAB DEVELOPMENT CORPORATION

(A Florida Development Stage Corporation)

Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to June 30, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(51,853)	$68,351	$(32,846)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Forgiveness of accounts payable and payable to shareholder	(83,355)	(83,355)	-
Contributed capital for services rendered	14,199	-	-
Common stock issued to pay operating expenses	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	77,605	(15,500)	27,909

Net cash used by operating activities	(43,404)	(30,504)	(4,937)

Cash flows from financing activities:
Proceeds from issuance of stock	57,025	54,125	-
Advance from shareholder	10,000	-	-

Net cash flow from financing activities	67,025	54,125	-

Net increase (decrease) in cash	23,621	23,621	(4,937)

Cash and cash equivalents, beginning of period	-	-	6,437

Cash and cash equivalents, end of period	$23,621	$23,621	$1,500

Supplemental Cash Flow Information:
Cash paid for interest and income taxes	$-	$-	$-

The accompanying condensed notes to financial statements are an integral part of these statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. On May 16, 2003, the Company filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. Subsequent to the BDC election the Company’s principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products or services.

Principles of Accounting. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended June 20, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the six months ended June 30, 2004 and 2003.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
June 30, 2004

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of June 30, 2004, no such costs had been incurred.

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

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
June 30, 2004

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of June 30, 2004, the Company had working capital of $19,371. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – COMMON STOCK

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

2004 Private Placement Memorandum. On March 2, 2004, the Company issued 360,845 shares of its common stock, and warrants to purchase a total of 333,334 shares of its common stock at $0.15 per share. The Company’s net proceeds of $54,125 from this stock sale will be used to fund Company operations.

Amended and Restated 2001 Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan was amended by the Board and shareholders to the Company’s Amended and Restated 2001 Omnibus Securities Plan, effective May 27, 2004 (“2001 Plan”). The 2001 Plan limits the aggregate number of shares available to 600,000. Each award under the 2001 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the 2001 Plan. In accordance with the Company’s status as a business development company, the stock options will not be issued until the Securities and Exchange.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
June 30, 2004

Commission (“SEC”) approves the issuances, which the Company believes will occur during the next quarter. If approved by the SEC, the exercise price of the stock options will be at or above the fair market value of the Company s common stock on the issuance date.

2004 Omnibus Securities Plan. The Company’s Board and shareholders approved the Company’s 2004 Omnibus Securities Plan, effective May 27, 2004 (“2004 Plan”). The 2004 Plan limits the aggregate number of shares that can issued under the plan to 650,000 shares. Each award under the 2004 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. The Company has not issued, or agreed to issue, any stock or options under the 2004 Plan. In accordance with the Company’s status as a business development company, no stock or options will be issued under the Plan until the SEC approves the 2004 Plan. If approved by the SEC, any stock or option issuances under the 2004 Plan will be at or above the fair market value of the Company’s common stock on the date of issuance.

NOTE 4 – FORGIVENESS OF DEBT

On March 26, 2004, the Company’s director and officer agreed to forgive $9,400 of the Company is debt to him. As of June 30, 2004, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the six months ended June 30, 2004.

Also on March 26, 2004, the Company’s attorney of record, The Lebrecht Group, APLC, agreed to forgive $73,955 of the Company’s debt to them. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the six months ended June 30, 2004. The Company did not have amounts due The Lebrecht Group, APLC as of June 30, 2004.

NOTE 5 - INCOME TAXES

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

At June 30, 2004 and December 31, 2003, the Company had unused operating loss carryforwards of approximately $51,853 and $63,253, respectively, which may be applied against future taxable income in various years through 2024. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred federal and state tax assets were approximately $18,000 and $22,000 at June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,000 during the six months ended June 30, 2004.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
June 30, 2004

NOTE 6 – LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) from continuing operations
available to common shareholders (numerator)	$(6,025)	$(20,211)	$68,351	$(32,846)

Weighted average number of common shares used
in loss per share during the period (denominator)	6,383,845	6,023,000	6,203,423	6,023,000

ITEM 2    Management's Discussion and Analysis or Plan of Operation

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

    During the quarter ended June 30, 2004, a market maker filed an application to list our securities on the OTC Bulletin Board. Our application is currently pending before the National Association of Securities Dealers. We anticipate being listed for trading on the OTC Bulletin Board during the next quarter.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Results of Operations

Introduction

We did not have any revenues for the quarter ended June 30, 2004. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased when compared to the same quarter during the previous year due, primarily, to the fact we incurred less costs related to legal services. We had no other income during the quarter ended June 30, 2004, which is the same as the previous year. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended June 30, 2004. Our total operating losses for the quarter ended June 30, 2004, were $6,025, compared to $20,211 for the quarter ended June 30, 2003. Our expenses for the quarter were made up entirely of general and administrative expenses. Our general and administrative expenses for this quarter consisted of $4,350 in accounting and other professional fees, $1,375 in transfer agent fees, and $300 in miscellaneous expenses, such as postage, facsimiles, and copies.

Net Income

We had net loss for the quarter ended June 30, 2004 of $6,025, compared to a net loss of $20,211 for the same quarter a year ago. The significant decrease in our net loss between these two periods is because we incurred less costs related to legal services. Because we do not have any investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Results of Operations

Introduction

We did not have any revenues for the six-month period ended June 30, 2004. As explained above, we do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Our operating expenses decreased when compared to the same six-month period of the previous year due, primarily, to the fact we incurred less costs related to legal services. Our other income during the six months ended June 30, 2004, was $83,355, which was primarily due to two parties agreeing to forgive debts owed to them. Mr. Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts owed to him, and The Lebrecht Group, APLC, our attorneys, agreed to forgive $63,955 in accrued receivables and $10,000 in funds they advanced to us. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the six-month period ended June 30, 2004. Our total operating losses for the six months ended June 30, 2004, were $15,004, compared to $32,846 for the six months ended June 30, 2003. This decrease in our operating expenses from the same period a year ago is due to the fact we incurred less costs related to legal services. Our general and administrative expenses for this six-month period consisted of $13,279 in accounting and other professional fees, $1,375 in transfer agent fees, $300 in miscellaneous expenses, and a $50 bank fee.

Net Income

We had net income for the six months ended June 30, 2004 of $68,351, compared to a net loss of $32,846 for the same period a year ago. The significant increase between these two periods is because of the forgiveness of $83,355 in total debt (accounts payable and shareholder advances).

Liquidity and Capital Resources

Introduction

As of June 30, 2004, we had cash of $23,621, which was a result of financing activities during last quarter (ended March 31, 2004). This cash is our only asset. Our total current liabilities as of June 30, 2004 were $4,250 consisting entirely of accrued liabilities. Although our assets exceed our liabilities, given the lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts payable and accrued liabilities, and total current liabilities for this six-month period as compared to the end of our last fiscal year were:

	As of June 30, 2004	As of December 31, 2003	Change

Cash	$23,621	$-	$23,621
Accounts payable and accrued liabilities	4,250	93,105	(88,855)
Total current liabilities	4,250	103,105	(98,855)

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. We recently raised a small amount of capital through an offering under Regulation E, which we anticipate will cover our expenses for at least the next twelve (12) months. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the six-month period ended June 30, 2004 our net cash used in operating activities was ($30,504). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future six-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the six-month period ended June 30, 2004. As noted above, we used $30,504 in cash for operating activities during this six-month period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a six-month period.

Financing

During the six-month period ended June 30, 2004 we paid our operating expenses primarily with the $54,125 raised from the sale of our stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

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

ITEM 4    Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Shareholders, held on May 27, 2004, the shareholders approved the following agenda items as set forth in the Company’s 14C Information Statement on file with the SEC:

1.   Three individuals were elected to our Board of Directors, namely Carl Berg, Kevin J. Gadawski, and Mark Stewart. Mr. Berg is an employee-director and Messrs. Gadawski and Stewart are outside (non-employee) directors. All three were directors prior to the meeting. The results of the voting were as follows:

					Broker
Director	Votes For	Votes Against	Votes Withheld	Abstentions	Non-Votes

Carl Berg	6,383,845	-0-	-0-	-0-	-0-
Kevin J. Gadawski	6,383,845	-0-	-0-	-0-	-0-
Mark Stewart	6,383,845	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

2.   Approval of the M-GAB Development Corporation 2004 Omnibus Securities Plan, as amended at the meeting. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

6,383,845	-0-	-0-	-0-	-0-

3.   Approval of a policy and practice of, and authorizing the Board of Directors in their sole discretion to, sell the Corporation’s common stock at less than its current net asset value and to sell warrants, options, or rights to acquire any common stock at less than net asset value. The results of the voting were as follows:
Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

6,383,845	-0-	-0-	-0-	-0-

4.   The ratification of Ramirez International as independent auditors of the Company for the fiscal year ending December 31, 2004. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

6,383,845	-0-	-0-	-0-	-0-

At the annual meeting, two additional items were properly presented by a director at the meeting based upon the Company’s status as a business development company governed by the Investment Company Act of 1940:

5.   Approval of amendments the Company’s 2004 Omnibus Securities Plan from the version presented in the Company’s Information Statement, so that unrestricted and restricted stock grants are not allowed under the 2004 Plan. These amendments were made to ensure that the plan is compliant with the Investment Company Act of 1940. The results of the voting on this additional item are set forth under agenda item #2, above.

6.   Approval of the amendment and restatement of the Company’s 2001 Stock Option Plan to the Company’s Amended and Restated 2001 Omnibus Securities Plan (“2001 Plan”), so that unrestricted and restricted stock grants are not allowed under the plan, and to require that all option grants under the 2001 Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These amendments were made to ensure that the plan is compliant with the Investment Company Act of 1940. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

6,383,845	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the annual shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on May 3, 2004 and our Amended Schedule 14C dated and filed with the Securities and Exchange Commission on June 9, 2004.

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

M-GAB Development Corporation

Dated: August 20, 2004		/s/ Carl M. Berg

	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer

