Form 10QSB
period 2004-09-30
M GAB DEVELOPMENT CORP
filed 2004-11-15
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 5, 2004, there were 6,383,845 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes       No   .

M-GAB Development Corporation

TABLE OF CONTENTS

PART I

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

ITEM 1    Financial Statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Balance Sheet

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

Current assets
Cash	$18,653	$-

Total assets	$18,653	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$5,900	$93,105
Payable to stockholder	-	10,000
Total current liabilities	5,900	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000
shares issued and outstanding	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(58,471)	(120,204)
Total stockholders' equity	12,753	(103,105)

Total liabilities and stockholders' equity	$18,653	$-

The accompanying notes are an integral part of these financial statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Statement of Operations

	Cumulative from inception (March 27, 2001) through September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	141,826	6,618	15,433	21,622	48,279

Other income	83,355	-	-	83,355	-

Net income (loss)	$(58,471)	$(6,618)	$(15,433)	$61,733	$(48,279)

Basic and diluted net income (loss) per share		$(0.00)	$(0.00)	$0.01	$(0.01)

Weighted average shares outstanding		6,383,845	6,023,000	6,302,194	6,023,000

The accompanying notes are an integral part of these financial statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to September 30, 2004	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities:
Net income (loss)	$(58,471)	$61,733	$(48,279)
Adjustments to reconcile net loss to cash used in
operating activities:
Contributed capital for services rendered	14,199	-
Increase (decrease) in accounts payable
and accrued liabilities	5,900	(87,205)	43,342
Net cash used in operating activities	(38,372)	(25,472)	(4,937)

Cash flows from financing activities:
Proceeds from the issuance of stock	57,025	54,125	-
Advance from shareholder	-	(10,000)	-
Net cash provided by financing activities	57,025	44,125	-

Net increase (decrease) in cash	18,653	18,653	(4,937)

Cash and cash equivalents, beginning of period	-	-	6,437
Cash and cash equivalents, end of period	$18,653	$18,653	$1,500

Supplemental Schedule of Noncash Operating Activities:
Forgiveness of accounts payable and payable
to stockholder	$83,355	$83,355	$-

The accompanying notes are an integral part of these financial statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the nine months ended September 30, 2004 and 2003.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2004

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of September 30, 2004, no such costs had been incurred.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of September 30, 2004, the Company had working capital of only $12,753. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2004

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

NOTE 3 - COMMON STOCK

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

2004 Omnibus Securities Plan. The Company’s Board and shareholders approved the Company’s 2004 Omnibus Securities Plan, effective May 27, 2004 (“2004 Plan”). The 2004 Plan limits the aggregate number of shares that can issue under the plan to 650,000 shares. Each award under the 2004 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. The Company has not issued, or agreed to issue, any stock or options under the 2004 Plan. In accordance with the Company’s status as a business development company, no stock or options will be issued under the Plan until the SEC approves the 2004 Plan. If approved by the SEC, any stock or option issuances under the 2004 Plan will be at or above the fair market value of the Company’s common stock on the date of issuance.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2004

NOTE 4 - FORGIVENESS OF DEBT

On March 26, 2004, the Company’s director and officer agreed to forgive $9,400 of the Company’s debt owed to him. As of September 30, 2004, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the nine months ended September 30, 2004.

Also on March 26, 2004, the Company’s attorney of record, The Lebrecht Group, APLC, agreed to forgive $73,955 of the Company’s debt to them. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the nine months ended September 30, 2004. The Company did not have amounts due The Lebrecht Group, APLC as of September 30, 2004.

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

At September 30, 2004 and December 31, 2003, the Company had unused operating loss carryforwards of approximately $58,000 and $63,000, respectively, which may be applied against future taxable income in various years through 2024. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred federal and state tax assets were approximately $20,000 and $22,000 at September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2004.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2004

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (loss) from continuing
operations available to common
shareholders	$(6,618)	$(15,433)	$61,733	$(48,279)

Weighted average number of
common shares used in loss per
share during the period	6,383,845	6,023,000	6,302,194	6,023,000

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Results of Operations

Introduction

We did not have any revenues for the quarter ended September 30, 2004. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased when compared to the same quarter during the previous year due, primarily, to the fact we incurred less costs related to legal services. We had no other income during the quarter ended September 30, 2004, which is the same as the previous year. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended September 30, 2004. Our total operating losses for the quarter ended September 30, 2004, were $6,618, compared to $15,433 for the quarter ended September 30, 2003. Our expenses for the quarter were made up entirely of general and administrative expenses. Our general and administrative expenses for this quarter consisted of $5,850 in accounting and other professional fees, $468 insurance expense, and $300 in miscellaneous expenses, such as postage, facsimiles, and copies.

Net Income

We had net loss for the quarter ended September 30, 2004 of $6,618, compared to a net loss of $15,433 for the same quarter a year ago. The significant decrease in our net loss between these two periods is because we incurred less costs related to legal services. Because we do not have any investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Results of Operations

Introduction

We did not have any revenues for the nine-month period ended September 30, 2004. As explained above, we do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Our operating expenses decreased when compared to the same nine-month period of the previous year due, primarily, to the fact we incurred less costs related to legal services. Our other income during the nine months ended September 30, 2004, was $83,355, which was primarily due to two parties agreeing to forgive debts owed to them. Mr. Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts owed to him, and The Lebrecht Group, APLC, our attorneys, agreed to forgive $63,955 in accrued receivables and $10,000 in funds they advanced to us. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the nine-month period ended September 30, 2004. Our total operating losses for the nine months ended September 30, 2004, were $21,622, compared to $48,279 for the nine months ended September 30, 2003. This decrease in our operating expenses from the same period a year ago is due to the fact we incurred less costs related to legal services. Our general and administrative expenses for this nine-month period consisted of $19,129 in accounting and other professional fees, $1,375 in transfer agent fees, $600 in miscellaneous expenses, $468 in insurance expense, and a $50 bank fee.

Net Income

We had net income for the nine months ended September 30, 2004 of $61,733, compared to a net loss of $48,279 for the same period a year ago. The significant increase between these two periods is because of the forgiveness of $83,355 in total debt (accounts payable and shareholder advances).

Liquidity and Capital Resources

Introduction

As of September 30, 2004, we had cash of $18,653, which was a result of financing activities during the quarter ended March 31, 2004. This cash is our only asset. Our total current liabilities as of September 30, 2004 were $5,900 consisting entirely of accrued liabilities. Although our assets exceed our liabilities, given the lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts payable and accrued liabilities, and total current liabilities for this nine-month period as compared to the end of our last fiscal year were:

	As of September 30, 2004	As of December 31, 2003	Change

Cash	$18,653	$-	$18,653
Accounts payable and accrued liabilities	5,900	93,105	(87,205)
Total current liabilities	5,900	103,105	(97,205)

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. We recently raised a small amount of capital through an offering under Regulation E, which we anticipate will cover our expenses for at least the next twelve (12) months. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the nine-month period ended September 30, 2004 our net cash used in operating activities was ($25,472). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future nine-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the nine-month period ended September 30, 2004. As noted above, we used $25,472 in cash for operating activities during this nine-month period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a nine-month period.

Financing

During the nine-month period ended September 30, 2004 we paid our operating expenses primarily with the $54,125 raised from the sale of our stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

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

ITEM 5    Other Information

Under the Investment Company Act of 1940, all business development companies are required to obtain and maintain an indemnity bond that is reasonable in form and amount, as determined by a majority of the uninterested Directors of the company. In September 2004, we obtained an indemnity bond, deemed sufficient by a majority of our uninterested Directors to comply with the requirements of the Investment Company Act of 1940. The bond covers the company for acts of fraud or dishonesty by company employees dating back to July 1, 2003.

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

M-GAB Development Corporation

Dated: November 15, 2004		/s/ Carl M. Berg
	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer

