Form 10KSB
period 2004-12-31
M GAB DEVELOPMENT CORP
filed 2005-03-25
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer’s revenues for its most recent fiscal year.  The issuer had no revenues for the year ended December 31, 2004.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) There was no market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 15, 2005, there were 6,383,845 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

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

ITEM 1 - DESCRIPTION OF BUSINESS

General

M-GAB Development Corporation, a Florida corporation (the “Company”) was incorporated in March 2001. From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure. On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

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

We need to raise capital in order to fulfill our business plan. To date we have relied on private funding from our founders and directors, short-term borrowing, and capital raised from the sale of our common stock to fund operations. We have generated no revenues and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations.

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

Investing in our stock may be inappropriate for your risk tolerance. Our planned investments into other companies, in accordance with our investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal.

We will face a lot of competition, most of which is better capitalized and more experienced than us. We will face competition in our investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated business development company (“BDC”), we are required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of our competitors are not subject to this disclosure requirement. Our obligation to disclose this information could hinder our ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three month period ended December 31, 2004.

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Plan of Operation

We were incorporated in March 2001. On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

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

We are currently in discussions with different market makers regarding the possibility of them filing an application to list our securities on the OTC Bulletin Board. We anticipate being listed for trading on the OTC Bulletin Board during the second or third quarter of 2005.

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

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Results of Operations

Introduction

We did not have any revenues for either period presented. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased when compared to the prior year due, primarily, to the fact we incurred less costs related to legal services. We recorded other income in the year ended December 31, 2004, amounting to $83,355 related entirely to forgiveness of debt by two of our shareholders. There was no other income recorded in the prior period. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Income (Loss) from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the either period. We generated a net income of $57,059 for the year ended December 31, 2004, compared to a net loss of ($63,253) for the prior year. Our expenses for the year’s ended December 31, 2004 and 2003 were made up entirely of general and administrative expenses. Our general and administrative expenses for 2004 consisted of $23,480 in accounting and other professional fees, $1,375 in transfer agent fees, and $1,441 in miscellaneous expenses, such as postage, facsimiles, and copies. Our general and administrative expenses for 2003 consisted of $17,620 in accounting and other professional fees, $37,730 in legal fees, $6,000 in value attributed to services provided by officer, $460 in transfer agent fees, and $1,443 in miscellaneous expenses, such as postage, facsimiles, and copies.

Net Income

We had net income for the year ended December 31, 2004 of $57,059, compared to a net loss of ($63,253) for the year ended December 31, 2003. The net income in the current year is a direct result of the forgiveness of debt in the amount of $83,355 which was recorded as other income in the accompanying financial statements for the twelve months ended December 31, 2004. Because we do not have any investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from period to period.

Liquidity and Capital Resources

Introduction

As of December 31, 2004, we had cash of $17,403, which was a result of financing activities during the quarter ended March 31, 2004. This cash is our only asset. Our total current liabilities as of December 31, 2004 were $9,324 consisting entirely of accrued liabilities. Although our assets exceed our liabilities, given the lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2004 and September 30, 2004 are as follows:

	December 31, 2004	September 30, 2004	Change

Cash	$17,403	$18,653	$(1,250)
Total current assets	17,403	18,653	(1,250)
Total assets	17,403	18,653	(1,250)
Total current liabilities	9,324	5,900	3,424
Total liabilities	9,324	5,900	3,424

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. During the past twelve months we raised a small amount of capital through an offering under Regulation E, which we anticipate will cover our expenses for at least the next twelve (12) months. Our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the year ended December 31, 2004 our net cash used in operating activities was ($36,722). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future year periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the year ended December 31, 2004. As noted above, we used $36,722 in cash for operating activities during this period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a twelve month period.

Financing

During the year ended December 31, 2004 we paid our operating expenses primarily with the $54,125 raised from the sale of our stock. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

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

ITEM 8A - DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 8B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended December 31, 2004 was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three month period see Item 13(b), below.

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

Name	Age	Position(s)

Carl M. Berg	35	Chairman of the Board, President, Secretary, and Treasurer (2001)

Kevin J. Gadawski	37	Director (2003)

Mark Stewart	37	Director (2003)

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

ITEM 10 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement. Our president elected to forego a salary during the early developmental stages, and also provided office space. We estimate the value of these services to be $6,000 for each of the years ended December 31, 2004 and 2003. As of December 31, 2004 we did not have any amounts owed to our president as he elected to forgive any outstanding amounts he was owed and to forego a salary until further notice.

On May 15, 2001, our directors and shareholders approved the M-GAB, Inc. 2001 Stock Option Plan, effective June 1, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 600,000 shares of our common stock. In November 2003, we agreed to issue options to acquire 600,000 shares under the Plan to our two independent directors; however, these options will not be issued until such time as approved by the Commission in accordance with rules and regulations applicable to BDC’s. Our Application For an Order Pursuant to Section 61(a)(3)(B) of The Investment Company Act of 1940 to Permit the Issuance of Stock Options to Non-Interested Directors is currently pending before the Commission. We hope to receive approval to issue the options to our non-interested directors during the second quarter of our fiscal year ended December 31, 2005.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl M. Berg	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2003	-0-	-0-	$6,000 (1)	-0-	-0-	-0-	-0-

Kevin J. Gadawski	2004	-0-	-0-	$5,000 (2)	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	$5,000	-0-	-0-	-0-	-0-

Mark Stewart	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

(1)	This amount was accrued until March 26, 2004, when Mr. Berg elected to forgive all amounts owed to him, as well as any future salary until further notice.
(2)	As of December 31, 2004, Mr. Gadawski received $2,500 of this amount. The other $2,500 has been accrued.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Carl M. Berg	-0-	N/A	N/A	N/A

Kevin J. Gadawski	-0-	N/A	N/A	N/A

Mark Stewart	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Carl M. Berg	N/A	N/A	N/A	N/A

Kevin J. Gadawski	N/A	N/A	N/A	N/A

Mark Stewart	N/A	N/A	N/A	N/A

Compensation of Directors

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940, and will not be issued until the issuance is approved by the SEC. The options are to be exercisable for a period of ten years from their grant date, at an exercise price equal to the fair market value on the grant date, and will expire upon their resignation from the Board. Our Application For an Order Pursuant to Section 61(a)(3)(B) of The Investment Company Act of 1940 to Permit the Issuance of Stock Options to Non-Interested Directors is currently pending before the Commission. We hope to receive approval to issue the options to our non-interested directors during the second quarter of our fiscal year ended December 31, 2005.

In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for additional consulting services.

Mr. Berg has not received any compensation for serving as a director. Other than as set forth herein no compensation has been given to any of the directors, although they may be reimbursed for any pre-approved out-of-pocket expenses.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2005, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

			Percentage of Common
Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Stock Ownership (2)
Carl M. Berg	Chairman of the Board, President, Secretary and Treasurer	5,550,000 (3)	86.9%
Brian A. Lebrecht (4)	5% Shareholder	450,000	7.0%
Kevin J. Gadawski	Independent Director	300,500 (5)(6)	4.4% (5)
Mark Stewart	Independent Director	300,000 (5)	4.4% (5)
All Officers and Directors as a Group (3 Persons)		6,150,500 (3)(5)(6)	88% (5)

(1)	Unless stated otherwise, the address of each affiliate is c/o M-GAB Development Corporation, 22342 Avenida Empresa, Suite 220, Rancho Santa Margarita, CA 92688.

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

(6)	Includes 500 shares held by Mr. Gadawski’s spouse.

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

We have engaged one of our shareholders, Mr. Lebrecht, as our corporate counsel. For the twelve months ended December 31, 2004, we did not incur any legal fees to Mr. Lebrecht’s law firm since he has agreed to forego all fees for legal services related to our Company until further notice. Prior to this agreement, we incurred fees related to legal services and out of pocket costs to Mr. Lebrecht’s firm of $37,730 for the twelve months ended December 31, 2003. However, Mr. Lebrecht agreed to forgive amounts due to his law firm in 2004.

    Our President, Mr. Berg, has elected to forego a salary during our early development stages. He also provided office space for us. We estimate the value of these services to be $6,000 per year for the twelve months ended December 31, 2004 and 2003. As of December 31, 2004, we did not have any amounts owed to Mr. Berg as he has agreed to forgive amounts we owed to him until further notice. In addition, one of our directors, Mr. Gadawski, provides consulting services to us

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. The options are to be exercisable for a period of ten years from their grant date, at an exercise price of $0.15 per share, and will expire upon their resignation from the Board. In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for consulting services.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1	M-GAB Development Corporation Amended and Restated 2001 Omnibus Securities Plan

10.2	M-GAB Development Corporation 2004 Omnibus Securities Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on August 31, 2001.

(b) Reports on Form 8-K

We made no 8-K filings during the quarter ended December 31, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International billed us $18,680 and $13,420, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-KSB and 10-QSB.

Audit - Related Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International billed us $18,680 and $13,420, respectively, in fees for assurance and related services related to the performance of the audit and review of the Company’s financial statements.

Tax Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International billed us $175 and $200, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended December 31, 2004 and 2003, Ramirez International did not bill the Company for any other fees.

Of the fees described above for the fiscal year ended December 31, 2004, 100% were approved by the by the Audit Committee of the Board of Directors of the Company. Of the fees described above for the fiscal year ended December 31, 2003, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M-GAB Development Corporation

Date: March 15, 2005	By:	/s/ Carl M. Berg
Carl M. Berg
Its: President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2005	/s/ Carl M. Berg
By: Carl M. Berg, Director

Dated: March 15, 2005	/s/ Kevin J. Gadawski
By: Kevin J. Gadawski, Director

Dated: March 15, 2005	/s/ Mark Stewart
By: Mark Stewart, Director

Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Enterprise)

December 31, 2004 and 2003

Report of Independent Certified Public Accountants

To:	The Board of Directors of
M-GAB DEVELOPMENT CORPORATION

We have audited the accompanying balance sheets of M-GAB DEVELOPMENT CORPORATION (the “Company”) (a Development Stage Corporation) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

March 15, 2005
Irvine, CA

M-GAB Development Corporation
(A Development Stage Company)

Balance Sheet

December 31,

	2004	2003
ASSETS

Current assets
Cash	$17,403	$-

Total assets	$17,403	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$9,324	$93,105
Payable to stockholder	-	10,000
Total current liabilities	9,324	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000 shares issued
and outstanding in 2004 and 2003, respectively	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(63,145)	(120,204)
Total stockholders' equity	8,079	(103,105)

Total liabilities and stockholders' equity	$17,403	$-

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Operations

	Cumulative from inception (March 27, 2001) through December 31, 2004	Year ended December 31, 2004	Year ended December 31, 2003

Revenue	$-	$-	$-

General and administrative expenses	146,500	26,296	63,253

Other income (expense)	83,355	83,355	-

Net income (loss)	$(63,145)	$57,059	$(63,253)

Basic and diluted net income (loss) per share		$0.01	$(0.01)

Weighted average shares outstanding		6,321,699	6,023,000

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock to
founders on April 20, 2001	6,000,000	$6,000	$(5,400)	$-	$600

Issuance of common stock for
cash in August 2001	13,000	13	1,287	-	1,300

Contributed capital-services	-	-	14,199	-	14,199

Net loss	-	-	-	(19,575)	(19,575)

Balance, December 31, 2001	6,013,000	6,013	10,086	(19,575)	(3,476)

Issuance of common stock for
cash in September 2002	10,000	10	990	-	1,000

Net loss	-	-	-	(37,376)	(37,376)

Balance, December 31, 2002	6,023,000	6,023	11,076	(56,951)	(39,852)

Net loss	-	-	-	(63,253)	(63,253)

Balance, December 31, 2003	6,023,000	$6,023	$11,076	$(120,204)	$(103,105)

Issuance of common stock for cash in March 2004	360,845	361	46,547	-	46,908

Issuance of stock warrants in
connection with sale of stock	-	-	7,217	-	7,217

Net income	-	-	-	57,059	57,059

Balance, December 31, 2004	6,383,845	$6,384	$64,840	$(63,145)	$8,079

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to December 31, 2004	Year ended December 31, 2004	Year ended December 31, 2003

Cash flows from operating activities:
Net income (loss)	$(63,145)	$57,059	$(63,253)
Adjustments to reconcile net loss to cash used in
operating activities:
Contributed capital for services rendered	14,199	-	-
Forgiveness of debt	(83,355)	(83,355)	-
Increase (decrease) in accounts payable and
accrued liabilities	82,679	(10,426)	56,816
Net cash used by operating activities	(49,622)	(36,722)	(6,437)

Cash flows from financing activities:
Proceeds from issuance of stock	57,025	54,125	-
Advance from shareholder	10,000	-	-
Net cash provided by financing activities	67,025	54,125	-

Net increase (decrease) in cash	17,403	17,403	(6,437)

Cash and cash equivalents, beginning of period	-	-	6,437
Cash and cash equivalents, end of period	$17,403	$17,403	$-

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
Decemebr 31, 2004 and 2003

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the years ended December 31, 2004 and 2003.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of December 31, 2004, no research and development costs have been incurred.

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
(A Development Stage Company)
Notes to Financial Statements
Decemebr 31, 2004 and 2003

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

Recently Enacted Accounting Standards. Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of December 31, 2004, the Company had limited working capital of $8,079. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
Decemebr 31, 2004 and 2003

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

2004 Private Placement Memorandum. On March 2, 2004, the Company sold 360,845 stock units at $0.15 each for net proceeds of $54,125. Each stock unit consists of one share of common stock and a warrant to purchase one share of common stock. The stock warrants are exercisable at any time before March 8, 2007 at $0.15 per share of common stock. The Company’s net proceeds of $54,125 from this stock sale will be used to fund Company operations.

The Company has computed the fair value of the stock warrants issued to be $0.02 per warrant. The Company recorded the total fair value of the warrants of $7,217 as an increase to its additional paid in capital in the accompanying financial statements. The Company used the Black-Sholes option pricing model to value the warrants with the following assumptions: risk-free interest rate of 6.0%, expected dividend yield of 0, expected life of 3 years, and expected volatility of 1.0.

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

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
Decemebr 31, 2004 and 2003

4.	INCOME (LOSS) PER SHARE

The following data show the amounts used in computing net income (loss) per share for the periods presented:

	For the Years Ended December 31,
	2004	2003
Income (loss) from continuing operations available to common shareholders (numerator)	$57,059	$(63,253)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	6,321,699	6,023,000

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2004, unused operating loss carryforwards of approximately $63,000, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $21,000 and $48,000 at December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $27,000 during the year ended December 31, 2004.

6.	RELATED PARTY TRANSACTIONS

The Company has engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the years ended December 31, 2004 and 2003, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht’s firm of $324 and $37,730, respectively. As of December 31, 2004 and 2003, the Company had amounts due to Mr. Lebrecht of $24 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company recorded this advance as a payable to stockholder as of Decemebr 31, 2003. On March 26, 2004, The Lebrecht Group, APLC, agreed to forgive amounts owed to them of $73,955, including the $10,000 advance. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)
Notes to Financial Statements
Decemebr 31, 2004 and 2003

The Company’s President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000 for the year ended December 31, 2004. As of December 31, 2003, the Company had amounts due to Mr. Berg of $9,400, which were recorded in accounts payable and accrued liabilities in the accompanying financial statements. On March 26, 2004, the Company’s director and officer agreed to forgive $9,400 of the Company’s debt owed to him. As of December 31, 2004, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

In addition, one of the Company’s directors, Mr. Gadawski, provided consulting services to the Company in in 2004 and 2003. As of December 31, 2004, the Company had $2,500 due to Mr. Gadawski for services rendered during the year ended December 31, 2004.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. As of December 31, 2004, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940.