Form 10QSB
period 2005-03-31
M GAB DEVELOPMENT CORP
filed 2005-05-23
CIK 1158420

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 16, 2005, there were 6,550,512 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes                  No            ..

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

ITEM 1             Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Balance Sheet

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash	$1,729	$17,403

Total assets	$1,729	$17,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,795	$9,324

Total liabilities	$1,795	$9,324

Commitments and contingencies	-	-

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized;
6,383,845 and 6,383,845 shares issued and outstanding	6,384	6,384
Additional paid in capital	64,840	64,840
Deficit accumulated during the development stage	(71,290)	(63,145)
Total stockholders' equity	(66)	8,079

Total liabilities and stockholders' equity	$1,729	$17,403

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Statement of Operations

		Three Months Ended
	Cumulative from inception (March 27, 2001) through March 31, 2005	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

General and administrative expenses	154,645	8,145	8,979

Other income	83,355	-	83,355

Net income (loss)	$(71,290)	$(8,145)	$74,376

Basic and diluted net income (loss) per share		$(0.00)	$0.01

Weighted average shares outstanding		6,383,845	6,143,282

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to March 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(71,290)	$(8,145)	$74,376
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Forgiveness of accounts payable and payable
to shareholder	(83,355)	-	-
Contributed capital for services rendered	14,199	-	-
Common stock issued to pay operating expenses	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	75,150	(7,529)	(84,175)
Net cash used in operating activities	(65,296)	(15,674)	(9,799)

Cash flows from financing activities:
Proceeds from the issuance of stock	57,025	-	54,125
Advance from shareholder	10,000	-	(10,000)
Net cash flow from financing activities	67,025	-	44,125

Net increase (decrease) in cash	1,749	(15,674)	34,326

Cash and cash equivalents, beginning of period	-	17,403	-
Cash and cash equivalents, end of period	$1,729	$1,729	$34,326

Supplemental Cash Flow Information:
Cash paid for interest and income taxes	$-	$-	$-

Forgiveness of accounts payable and payable	$83,355	$-	$83,355
to stockholder

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2005

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

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three months ended March 31, 2005 and 2004.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of March 31, 2005, no such costs had been incurred.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2005

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

Income Taxes. The Company has not made a provision for income taxes because of its financial statement and tax losses since its inception on March 27, 2001. A valuation allowance has been used to offset the recognition of any deferred tax assets related to net operating loss carry-forwards due to the uncertainty of future realization. The use of any tax loss carry-forward benefits may also be limited as a result of changes in Company ownership.

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

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2005

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of March 31, 2005, the Company had negative working capital of $66. In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Founders' Stock. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

2001 Private Placement Memorandum . On June 1, 2001, the Company began an offering to sell up to 100,000 shares of common stock at $0.10 per share pursuant to a Private Placement Memorandum. In August 2001, the Company sold 13,000 shares of its common stock at $0.10 under this private placement. All proceeds from this offering were used for pre-incorporation expenditures, consulting fees and working capital.

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

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2005

2004 Omnibus Securities Plan. The Company’s Board and shareholders approved the Company’s 2004 Omnibus Securities Plan, effective May 27, 2004 (“2004 Plan”). The 2004 Plan limits the aggregate number of shares that can be issued under the plan to 650,000 shares. Each award under the 2004 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. The Company has not issued, or agreed to issue, any stock or options under the 2004 Plan. In accordance with the Company’s status as a business development company, no stock or options will be issued under the Plan until the SEC approves the 2004 Plan. If approved by the SEC, any stock or option issuances under the 2004 Plan will be at or above the fair market value of the Company’s common stock on the date of issuance.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at March 31, 2005 and December 31, 2004, unused operating loss carryforwards of approximately $71,000 and $63,000, respectively, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilitized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $25,000 and $22,000 at March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,000 during the three months ended March 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the years ended December 31, 2004 and 2003, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht’s firm of $324 and $37,730, respectively. As of December 31, 2004 and 2003, the Company had amounts due to Mr. Lebrecht of $24 and $32,889, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company recorded this advance as a payable to stockholder as of December 31, 2003. On March 26, 2004, the Lebrecht Group, APLC, agreed to forgive amounts owed to them of $73,955, including the $10,000 advance. The forgiveness of these amounts were recorded as other income in the accompanying financial statements for the year ended December 31, 2004. As of March 31, 2005 the Company had amounts due to Mr. Lebrecht of $125.

The Company’s President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000 for the year ended December 31, 2004. As of December 31, 2003, the Company had amounts due to Mr. Berg of $9,400, which were recorded in accounts payable and accrued liabilities in the accompanying financial statements. On March 26, 2004, the Company’s director and officer agreed to forgive $9,400 of the Company’s debt owed to him. As of March 31, 2005, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2005

In addition, one of the Company’s directors, Mr. Gadawski, provided consulting services to the Company in 2005 and 2004. As of March 31, 2005 and December 31, 2004, the Company had $1,250 and $2,500, respectively, due to Mr. Gadawski for services rendered during the three months ended March 31, 2005 and the year ended December 31, 2004.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart opinions to acquire 300,000 share of our common stock for services as directors of the Corporation. As of December 31, 2004, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three Months Ended
	March 31,2005	March 31,2004
	(Unaudited)	(Unaudited)

Net income (loss) from continuing operations available
to common shareholders (numerator)	$(8,145)	$74,376

Weighted average number of common shares used in
loss per share during the period (denominator)	6,383,845	6,143,282

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a Stock Exchange Agreement with NuQuest, Inc. (“NuQuest”). Pursuant to the agreement, the Company agreed to issue a total of 166,667 shares of its common stock to NuQuest in exchange for a total of 20,000 shares of NuQuest common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of the Company’s exchanged common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend. The balance sheet as of March 31, 2005 does not reflect the amounts related to this transaction as the transaction will be recorded by the Company during the three months ended June 30, 2005.

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

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board. We are currently responding to comments from the National Association of Securities Dealers and hope to be listed for trading on the OTC Bulletin Board by the end of 2005.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Results of Operations

Introduction

We did not have any revenues for the quarter ended March 31, 2005. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased when compared to the same quarter during the previous year due, primarily, to the fact we incurred less costs related to legal services. We had no other income during the quarter ended March 31, 2005, which is the same as the previous year. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended March 31, 2005. Our total operating losses for the quarter ended March 31, 2005, were $8,145, compared to $8,979 for the quarter ended March 31, 2004. Our expenses for the quarter were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the quarters ended March 31, 2005 and 2004.

Net Income (Loss)

We had net loss for the quarter ended March 31, 2005 of ($8,145), compared to a net income of $74,376 for the same quarter a year ago. Despite this disparity in our net income (loss), our operating expenses were consistent for the quarter ended March 31, 2005, $8,145, compared to the quarter ended March 31, 2004, $8,979. The significant difference in our net income (loss) between these two periods is due to the fact that during the three months ended March 31, 2004, Mr. Carl Berg, a director and our sole officer, and The Lebrecht Group, APLC, our attorneys, agreed to forgive $83,355 in total debt (accounts payable and shareholder advances). Because we do not have any investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Liquidity and Capital Resources

Introduction

As of March 31, 2005, we had cash of $1,729, which is the remaining cash from our financing activities during the quarter ended March 31, 2004. As of March 31, 2005, this cash is our only asset. Our total current liabilities as of March 31, 2005 were $1,795 consisting entirely of accrued liabilities. Although our assets were nearly identical to our liabilities on March 31, 2005, given the lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, accounts payable and accrued liabilities, and total current liabilities for this three-month period as compared to the end of our last fiscal year were:

	As of March 31, 2005	As of December 31, 2004	Change

Cash	$1,729	$17,403	$(15,674)
Accounts payable and accrued liabilities	1,795	9,324	(7,529)
Total current liabilities	$1,795	$9,324	$(7,529)

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. Last year we raised a small amount of capital through an offering under Regulation E, which covered our expenses for approximately next twelve (12) months. If necessary, we anticipate raising additional funds through another offering under Regulation E to fund our operations until we begin making investments into eligible portfolio companies or for the next twelve (12) months. Additionally, our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the three-month period ended March 31, 2005 our net cash used in operating activities was ($15,674). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future three-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the three-month period ended March 31, 2005. As noted above, we used $15,674 in cash for operating activities during this three-month period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a three-month period.

Financing

During the three-month period ended March 31, 2005 we paid our operating expenses primarily with the money raised from the sale of our stock during the quarter ended March 31, 2004. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

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

ITEM 5         Other Information

On April 1, 2005, we entered into a Stock Exchange Agreement with NuQuest, Inc. Pursuant to the agreement, we agreed to issue to NuQuest a total of 166,667 shares of our common stock, and in exchange they agreed to issue to us a total of 20,000 shares of their common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of our common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend.

ITEM 6         Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 (1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1 (2)	Stock Exchange Agreement with NuQuest, Inc., dated April 1, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (1)     Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 31, 2001.

    (2)     Incorporated by reference from our Current Report on Form 8-K dated April 1, 2005 and filed with the Commission on April 4, 2005.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M-GAB Development Corporation

Dated: May 20, 2005		/s/ Carl M. Berg
	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer