Form 10-Q/A
period 2003-06-30
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Second Amended
Form 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X        No

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes      No  X

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes    No

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2003, there were 6,023,000 shares of common stock, par value $0.001, issued and outstanding.

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended June 30, 2003, and was originally filed with the Commission on Form 10-QSB on August 19, 2003 and amended on Form 10-QSB/A on November 17, 2003. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of June 30, 2003, no costs had been incurred.

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

ITEM 2     Management's Discussion and Analysis of Financial Condition and Results of Operation

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

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of June 30, 2003, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. We are not currently exposed to any material currency exchange risk.

ITEM 4     Controls and Procedures

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

ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds

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

2. Ratification of the recent decision by the Corporation’s Board of Directors to become a business development company as defined in the Investment Company Act of 1940 (the “Act”), and to be subject to sections 55 through 65 of the Act:

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

M-GAB Development Corporation

Dated: July 22, 2005	By:	/s/ Carl M. Berg

President, Director,
Chief Executive Officer,
Chief Financial Officer