Form 10-Q/A
period 2003-09-30
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
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

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended September 30, 2003, and was originally filed with the Commission on Form 10-QSB on November 14, 2003. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

This Quarterly Report includes forward_looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward_looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward_looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”“believe,”  “estimate,”  “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward_looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

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

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Statement of Operations

	Deficit
	Accumulated
	from Inception
	(March 27, 2001)	Three Months	Three Months	Nine Months	Nine Months
	through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003	2002

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	105,230	15,433	7,975	48,279	17,180

Net loss	$(105,230)	$(15,433)	$(7,975)	$(48,279)	$(17,180)

Net loss per share available to common stockholders
Basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		6,023,000	6,013,000	6,023,000	6,013,000

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

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of September 30, 2003, no costs had been incurred.

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