Form 10-K/A
period 2003-12-31
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Second Amended Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-49687

M-GAB Development Corporation
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)
22342 Avenida Empresa, Suite 220 Rancho Santa Margarita, CA (Address of principal executive offices)	92688 (Zip Code)

Registrant’s telephone number, including area code (949) 635-1240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes            No   X  .

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no market for our common stock.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __      No       .

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 10, 2004, there were 6,383,845 shares of common stock issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

M-GAB Devlopement Corporation

PART I

Explanatory Note

    M-GAB Development Corporation has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2003, and was originally filed with the Commission on Form 10-KSB on March 23, 2004 and as a First Amended Annual Report on Form 10-KSB/A on March 26, 2004. The purpose of this amendment is to correctly file this Annual Report on Form 10-K rather than on Form 10-KSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Annual Report.

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

    Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially fromthose expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - BUSINESS

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

ITEM 2 - PROPERTY

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITIES

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

ITEM 6 - SELECTED FINANCIAL DATA

M-GAB Development Corporation	For the year ended December 31st

	2003	2002	2001(1)

Statement of Operations Data:

Total revenues	$-	-	-

Income (loss) from continuing operations	(63,253)	(37,376)	(19,575)

Net income (loss)	(63,253)	(37,376)	(19,575)

Net income (loss) per common share from continuing operations	(0.01)	(0.01)	(0.00)

Balance Sheet Data:

Current assets	$-	6,437	-
Total assets	-	6,437	-

Current liabilities	93,105	46,289	3,476
Total liabilities	103,105	46,289	3,476
Total stockholders’ equity (deficit)	(103,105)	(39,852)	(3,476)

Total dividends per common share	-	-	-

(1) Statement of Operations Data is from inception (March 2001) through December 31, 2001.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2003, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A - CONTROLS AND PROCEDURES

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

ITEM 9B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended December 31, 2003 was filed with the Commission on a Form 8-K. For a description of our Form 8-Ks filed during this three month period see Item 15(b), below.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended December 31, 2003 and 2002, Ramirez International billed us $13,420 and $10,719, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB.

Audit - Related Fees

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: July 22, 2005		/s/ Carl M. Berg
	By:	Carl M. Berg
	Its:	President, Chief Executive Officer,
Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 22, 2005		/s/ Carl M. Berg
	By:	Carl M. Berg, Director

Dated: July 22, 2005	By:	/s/ Kevin J. Gadawski
Kevin J. Gadawski, Director

Dated: July 22, 2005		/s/ Mark Stewart
	By:	Mark Stewart, Director

Financial Statements and Report of

Independent Certified Public Accountants

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Enterprise)

December 31, 2003 and 2002

Report of Independent Certified Public Accountants

To: The Board of Directors  of
M-GAB DEVELOPMENT CORPORATION

We have audited the accompanying balance sheets of M-GAB DEVELOPMENT CORPORATION (the “Company”) (a Development Stage Corporation) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

March 15, 2004
Irvine, CA

M-GAB Development Corporation
(A Development Stage Company)

Balance Sheet

December 31,

	2003	2002
ASSETS

Current assets
Cash	$-	$6,437

Total assets	$-	$6,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$93,105	$36,289
Payable to stockholder	10,000	10,000
Total current liabilities	103,105	46,289

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares
issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,023,000 shares issued
and outstanding in 2003 and 2002	6,023	6,023
Additional paid in capital	11,076	11,076
Deficit accumulated during the development stage	(120,204)	(56,951)
Total stockholders' equity	(103,105)	(39,852)

Total liabilities and stockholders' equity	$-	$6,437

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Operations

	Cumulative from
	inception (March
	27, 2001) through	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2003	2002

Revenue	$-	$-	$-

General and administrative expenses	120,204	63,253	37,376

Net loss	$(120,204)	$(63,253)	$(37,376)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average shares outstanding		6,023,000	6,014,726

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
	Common Stock		Additional Paid-in	Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Issuance of common stock to
founders on April 20, 2001	6,000,000	$6,000	$(5,400)	$-	$600

Issuance of common stock for
cash in August 2001	13,000	13	1,287	-	1,300

Contributed capital-services	-	-	14,199	-	14,199

Net loss	-	-	-	(19,575)	(19,575)

Balance, December 31, 2001	6,013,000	6,013	10,086	(19,575)	(3,476)

Issuance of common stock for
cash in September 2002	10,000	10	990	-	1,000

Net loss	-	-	-	(37,376)	(37,376)

Balance, December 31, 2002	6,023,000	6,023	11,076	(56,951)	(39,852)

Net loss	-	-	-	(63,253)	(63,253)

Balance, December 31, 2003	6,023,000	$6,023	$11,076	$(120,204)	$(103,105)

The accompanying notes are an integral part of these financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to December 31, 2003	Year ended December 31, 2003	Year ended December 31, 2002

Cash flows from operating activities:
Net loss	$(120,204)	$(63,253)	$(37,376)
Adjustments to reconcile net loss to cash used in
operating activities:
Contributed capital for services rendered	14,199	-	-
Increase in accounts payable and
accrued liabilities	93,105	56,816	32,813
Net cash used by operating activities	(12,900)	(6,437)	(4,563)

Cash flows from financing activities:
Proceeds from issuance of stock	2,900	-	1,000
Advance from shareholder	10,000	-	10,000
Net cash provided by financing activities	12,900	-	11,000

Net increase (decrease) in cash	-	(6,437)	6,437

Cash and cash equivalents, beginning of period	-	6,437	-
Cash and cash equivalents, end of period	$-	$-	$6,437

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

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of December 31, 2003, no costs had been incurred.

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

4.	LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Years Ended
	December 31,
	2003	2002
Loss from continuing operations
available to common
shareholders (numerator)	$(63,253)	$(37,376)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	6,023,000	6,014,726

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

On March 8, 2004, the Company completed a private stock offering whereby 333,334 stock units were sold at $0.15 per unit and 27,511 shares of common stock were sold at $0.15 per share, pursuant an offering exemption provided by Regulation E. Each stock unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at an exercise price of $0.15 per share and a term of three years. All proceeds from this offering will be used for the Company’s working capital expenses.