Form 10-Q/A
period 2004-03-31
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

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

M-GAB Development Corporation

PART I

ITEM 1     Financial Statements

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended March 31, 2004, and was originally filed with the Commission on Form 10-QSB on May 17, 2004. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1     Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)

Balance Sheet

	March 31,	December 31,
	2004	2003
ASSETS

Current assets
Cash	$34,326	$-

Total assets	$34,326	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$8,930	$93,105
Payable to stockholder	-	10,000
Total current liabilities	8,930	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; No shares issued or outstanding
	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000
shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(45,828)	(120,204)
Total stockholders' equity	25,396	(103,105)

Total liabilities and stockholders' equity	$34,326	$-

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

Condensed Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND ACCOUNTING POLICIES

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

NOTE 3 - STOCKHOLDERS' EQUITY

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

NOTE 5 - FORGIVENESS OF DEBT

On March 26, 2004, Carl Berg, a director and our sole officer, agreed to forgive $9,400 in accrued amounts that were due and owing to him. As of March 31, 2004, the Company does not owe Mr. Berg any amounts. The forgiveness of debt was recorded as other income in the accompanying financial statements for the three months ended March 31, 2004.

Also on March 26, 2004, The Lebrecht Group, APLC, the Company’s legal counsel, agreed to forgive $72,955 in outstanding debt and advances owed by the Company to The Lebrecht Group. As of March 31, 2004, the Company has no amounts due The Lebrecht Group, APLC. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the three months ended March 31, 2004.

ITEM 2     Management's Discussion and Analysis of Financial Condition and Reults of Operation

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

    Our cash, accounts payable and accrued liabilities, and total current liabilities for this quarter as compared to the prior quarter were:

	As of March 31, 2004	As of December 31, 2003	Change

Cash	$34,326	$-	$34,326
Accounts payable and accrued liabilities	8,930	93,105	(84,175)
Total current liabilities	$8,930	103,105	$(94,175)

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

ITEM 6     Exhibits and Reports on Form 8-K

(a)     Exhibits

3.1 (1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1(2)	Warrant issued to Anza Capital, Inc. dated March 8, 2004

10.2(2)	Warrant issued to Clark Johnson dated March 8, 2004

10.3(2)	Form of Subscription Agreement under Offering Circular dated November 30, 2003

10.4(2)	Form of Securities Purchase Agreement under Offering Circular dated November 30, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 31, 2001.
      (2)     Incorporated by reference from our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, filed with the Commission on May 17, 2004.

(b)     Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M-GAB Development Corporation

Dated: July 22, 2005		/s/ Carl M. Berg
	By:	Carl M. Berg
President, Director,
Chief Executive Officer,
Chief Financial Officer