Form 10-Q/A
period 2004-06-30
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

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

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended June 30, 2004, and was originally filed with the Commission on Form 10-QSB on August 23, 2004. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 1     Financial Statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Balance Sheet

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash	$23,621	$-

Total assets	$23,621	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$4,250	$93,105
Payable to stockholder	-	10,000
Total current liabilities	4,250	103,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; No shares issued or outstanding	-	-

Common stock, $0.001 par value; 100,000,000
shares authorized; 6,383,845 and 6,023,000
shares issued and outstanding	6,384	6,023
Additional paid in capital	64,840	11,076
Deficit accumulated during the development stage	(51,853)	(120,204)
Total stockholders' equity	19,371	(103,105)

Total liabilities and stockholders' equity	$23,621	$-

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Statement of Operations

		Three Months Ended		Six Months Ended
	Cumulative from inception (March 27, 2001) through June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	135,208	6,025	20,211	15,004	32,846

Other income	83,355	-	-	83,355	-

Net income (loss)	$(51,853)	$(6,025)	$(20,211)	$68,351	$(32,846)

Basic and diluted net loss per share		$0.00	$0.00	$0.01	$0.00

Weighted average shares outstanding		6,383,845	6,023,000	6,203,423	6,023,000

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

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

The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements

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

Financial Statement. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

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

ITEM 5     Other Information

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