Form 10-Q/A
period 2004-09-30
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

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

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended September 30, 2004, and was originally filed with the Commission on Form 10-QSB on November 15, 2004. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,”“anticipate,”“intend,”“plan,”“believe,”“estimate,”“consider” or similar expressions are used.

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

The accompanying notes are an integral part of these financial statements

M-GAB DEVELOPMENT COMPANY
(A Florida Development Stage Corporation)
Statement of Cash Flows

	Cumulative from Inception (March 27, 2001) to September 30,2004	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Cash flows from operating activities:
Net income (loss)	$(58,471)	$61,733	$(48,279)
Adjustments to reconcile net loss to cash used in
operating activities:
Contributed capital for services rendered	14,199	-
Increase (decrease) in accounts payable
and accrued liabilities	5,900	(87,205)	43,342
Net cash used in operating activities	(38,372)	(25,472)	(4,937)

Cash flows from financing activities:
Proceeds from the issuance of stock	57,025	54,125	-
Advance from shareholder	-	(10,000)	-
Net cash provided by financing activities	57,025	44,125	-

Net increase (decrease) in cash	18,653	18,653	(4,937)

Cash and cash equivalents, beginning of period	-	-	6,437
Cash and cash equivalents, end of period	$18,653	$18,653	$1,500

Supplemental Schedule of Noncash Operating Activities:
Forgiveness of accounts payable and payable
to stockholder	$83,355	$83,355	$-

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

ITEM 2    Managements Discussion and Analysis of Financial Condition and Results of Operations.

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