Form 10-K/A
period 2004-12-31
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended Form 10-K/A

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

M-GAB Development Corporation

PART I

Explanatory Note

M-GAB Development Corporation has restated its Annual Report on Form 10-K. This Annual Report is for the year ended December 31, 2004, and was originally filed with the Commission on Form 10-KSB on March 25, 2005. The purpose of this amendment is to correctly file this Annual Report on Form 10-K rather than on Form 10-KSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Annual Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Annual Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Annual Report.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

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

ITEM 6 - SELECTED FINANCIAL DATA

M-GAB Development Corporation	For the year ended December 31st

	2004	2003	2002	2001(1)

Statement of Operations Data:

Total revenues	$-	-	-	-

Income (loss) from continuing operations	57,059	(63,253)	(37,376)	(19,575)

Net income (loss)	57,059	(63,253)	(37,376)	(19,575)

Net income (loss) per common share from continuing operations	0.01	(0.01)	(0.01)	(0.00)

Balance Sheet Data:

Current assets	$17,403	-	6,437	-
Total assets	17,403	-	6,437	-

Current liabilities	9,324	93,105	46,289	3,476
Total liabilities	9,324	103,105	46,289	3,476
Total stockholders’ equity (deficit)	8,079	(103,105)	(39,852)	(3,476)

Total dividends per common share	-	-	-	-

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

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Results of Operations

Introduction

We did not have any revenues for either period presented. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased when compared to the prior year due, primarily, to the fact we incurred less costs related to legal services. We recorded other income in the year ended December 31, 2004, amounting to $83,355 related entirely to forgiveness of debt by two of our directors. There was no other income recorded in the prior period. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2004 and September 30, 2004 are as follows:

	December 31, 2004	September 30, 2004	Change

Cash	$17,403	$18,653	$(1,250)
Total current assets	17,403	18,653	(1,250)
Total assets	17,403	18,653	(1,250)
Total current liabilities	9,324	5,900	3,424
Total liabilities	$9,324	$5,900	$3,424

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2004, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 - FINANCIAL STATEMENTS SUPPLEMENTARY DATA

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement. Our president elected to forego a salary during the early developmental stages, and also provided office space. We estimate the value of these services to be $6,000 for each year for the years ended December 31, 2004 and 2003. As of December 31, 2004 we did not have any amounts owed to our president as he elected to forgive any outstanding amounts he was owed and to forego a salary until further notice.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Carl M. Berg	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Chairman, President, Secretary, Treasurer	2003	-0-	-0-	$6,000 (1)	-0-	-0-	-0-	-0-

Kevin J. Gadawski	2004	-0-	-0-	$5,000 (2)	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	$5,000	-0-	-0-	-0-	-0-

Mark Stewart	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Director	2003	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

(1)	This amount was accrued until March 26, 2004, when Mr. Berg elected for forgive all amounts owed to him, as well as any future salary until further notice.

(2)	As of December 31, 2004, Mr. Gadawski received $2,500 of this amount. The other $2,500 has been accrued.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Carl M. Berg	-0-	N/A	N/A	N/A

Kevin J. Gadawski	-0-	N/A	N/A	N/A

Mark Stewart	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Carl M. Berg	N/A	N/A	N/A	N/A

Kevin J. Gadawski	N/A	N/A	N/A	N/A

Mark Stewart	N/A	N/A	N/A	N/A

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

Our President, Mr. Berg, has elected to forego a salary during our early development stages. He also provided office space for us. We estimate the value of these services to be $6,000 per year for the twelve months ended December 31, 2004 and 2003. As of December 31, 2004, we did not have any amounts owed to Mr. Berg as he has agreed to forgive all amounts we owed to him until further notice. In addition, one of our directors, Mr. Gadawski, provides consulting services to us

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. The options are to be exercisable for a period of ten years from their grant date, at an exercise price of $0.15 per share, and will expire upon their resignation from the Board. In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for consulting services.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Exhibits

3.1 (1)	Articles of Incorporation of M-GAB Development Corporation

3.2 (1)	Bylaws of M-GAB Development Corporation

10.1(2)	M-GAB Development Corporation Amended and Restated 2001 Omnibus Securities Plan

10.2(2)	M-GAB Development Corporation 2004 Omnibus Securities Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on August 31, 2001.
(2)	Incorporated by reference from our annual Form 10-KSB dated December 31, 2004 as filed with the Commission on March 25, 2005.

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

Dated: July 22, 2005	/s/ Carl M. Berg
By: Carl M. Berg, Director

Dated: July 22, 2005	/s/ Kevin J. Gadawski
By: Kevin J. Gadawski, Director

Dated: July 22, 2005	/s/ Mark Stewart
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

M-GAB DEVELOPMENT CORPORATION
(A Development Stage Company)

Statement of Stockholders’ Equity

				Deficit
			Additional	Accumulated During
	Common Stock		Paid-in	the Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock to
founders on April 20, 2001	6,000,000	$6,000	$(5,400)	$-	$600

Issuance of common stock for
cash in August 2001	13,000	13	1,287	-	1,300

Contributed capital-services	-	-	14,199	-	14,199

Net loss	-	-	-	(19,575)	(19,575)

Balance, December 31, 2001	6,013,000	6,013	10,086	(19,575)	(3,476)

Issuance of common stock for
cash in September 2002	10,000	10	990	-	1,000

Net loss	-	-	-	(37,376)	(37,376)

Balance, December 31, 2002	6,023,000	6,023	11,076	(56,951)	(39,852)

Net loss	-	-	-	(63,253)	(63,253)

Balance, December 31, 2003	6,023,000	$6,023	$11,076	$(120,204)	$(103,105)

Issuance of common stock for cash in March 2004	360,845	361	46,547	-	54,125

Issuance of stock warrants in
connection with sale of stock	-	-	7,217	-

Net income	-	-	-	57,059	57,059

Balance, December 31, 2004	6,383,845	$6,384	$64,840	$(63,145)	$8,079

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