Form 10-Q/A
period 2005-03-31
M GAB DEVELOPMENT CORP
filed 2005-07-22
CIK 1158420

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

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2005, there were 6,550,512 shares of common stock, par value $0.001, issued and outstanding

M-GAB Development Corporation

PART I

M-GAB Development Corporation has restated its Quarterly Report on Form 10-Q. This Quarterly Report is for the quarter ended March 31, 2005, and was originally filed with the Commission on Form 10-QSB on May 23, 2005. The purpose of this amendment is to correctly file this Quarterly Report on Form 10-Q rather than as a 10-QSB, since a business development company does not qualify as a small business issuer under Reg. § 228.10 of Regulation S-B, which excludes business development companies from the definition of “small business issuers.” References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

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