Form 10-Q
period 2005-06-30
M GAB DEVELOPMENT CORP
filed 2005-08-22
CIK 1158420

M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                               September 30, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.


                        Commission file number: 000-49687

                          M-GAB Development Corporation
             (Exact name of registrant as specified in its charter)


                         Florida                              33-0961490
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)              Identification No.)

                  22342 Avenida Empresa
                        Suite 220                                92688
                Rancho Santa Margarita, CA                    (Zip Code)
         (Address of principal executive offices)


      Registrant's telephone number, including area code (949) 635-1240

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

      Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2005, there were 6,550,512 shares of common stock, par value $0.001, issued and outstanding.

                          M-GAB Development Corporation

                                TABLE OF CONTENTS

                                     PART I

ITEM 1      CONDENSED UNAUDITED FINANCIAL STATEMENTS.......................................................1

ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................15

ITEM 4      CONTROLS AND PROCEDURES.......................................................................15

                                     PART II

ITEM 1      LEGAL PROCEEDINGS.............................................................................16

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...................................16

ITEM 3      DEFAULTS UPON SENIOR SECURITIES...............................................................16

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16

ITEM 5      OTHER INFORMATION.............................................................................16

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

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

ITEM 1   Condensed Unaudited Financial Statements

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                             Condensed Balance Sheet
                                  (Unaudited)


                                                         June 30, 2005    December 31,
                                                              2005            2004
                                                          ------------    ------------
                               ASSETS
Current assets

       Cash                                               $         --    $     17,403

Long term assets

      Investment in stock                                       25,000              --

                                                          ------------    ------------
       Total assets                                       $     25,000    $     17,403
                                                          ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

       Accounts payable and accrued liabilities           $      8,088    $      9,324

                                                          ------------    ------------

       Total liabilities                                         8,088           9,324
                                                          ============    ============


Commitments and contingencies                                       --              --

Stockholders' equity:
       Preferred stock, $0.001 par value;
          5,000,000 shares authorized; no shares

          issued or outstanding                                     --              --

       Common stock, $0.001 par value; 100,000,000
          shares authorized; 6,550,512 and 6,383,845

          shares issued and outstanding                          6,551           6,384

       Additional paid in capital                               89,673          64,840

       Deficit accumulated during the development stage        (79,312)        (63,145)
                                                          ------------    ------------
          Total stockholders' equity
                                                                16,912           8,079

                                                          ------------    ------------
Total liabilities and stockholders' equity                $     25,000    $     17,403
                                                          ============    ============


    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                        Condensed Statement of Operations
                                  (Unaudited)

                                        Cumulative
                                           from
                                        inception         Three          Three            Six              Six
                                        (March 27,        Months         Months          Months           Months
                                      2001) through       Ended          Ended           Ended            Ended
                                         June 30,        June 30,        June 30,        June 30,        June 30,
                                           2005            2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------    ------------
Revenue                                $         --    $         --    $         --    $         --    $         --


General and administrative expenses         162,667           8,022           6,025          16,167          15,004


Other income (expense)                       83,355              --              --              --          83,355

                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                      $    (79,312)   $     (8,022)   $     (6,025)   $    (16,167)   $     68,351
                                       ============    ============    ============    ============    ============


Basic and diluted net loss per share                   $      (0.00)   $      (0.00)   $      (0.00)   $       0.01


Weighted average shares outstanding                       6,543,105       6,383,845       6,463,475       6,203,423


    The accompanying condensed notes are an integral part of these unaudited condensed consolidated financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                        Condensed Statement of Cash Flows
                                  (Unaudited)


                                                        Cumulative
                                                      from inception
                                                     (March 27, 2001)   Six Months
                                                            to            Ended         Six Months
                                                      June 30, 2005   June 30, 2005   June 30, 2004
                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                      $    (79,312)   $    (16,167)   $     68,351
Adjustments to reconcile net income (loss) to cash
used in operating activities
      Forgiveness of accounts payable and payable

        to shareholder                                      (83,355)             --              --

      Contributed capital for services rendered              14,199              --              --

      Common stock issued to pay operating expenses              --              --              --

      Increase (decrease) in accounts payable                    --              --         (15,500)

        and accrued liabilities                              81,443          (1,236)        (83,355)
                                                       ------------    ------------    ------------

       Net cash used in operating activities                (67,025)        (17,403)        (30,504)
                                                       ------------    ------------    ------------

Cash flows from financing activities:

      Proceeds from the issuance of stock                    57,025              --          54,125

      Advance from shareholder                               10,000              --              --
                                                       ------------    ------------    ------------

      Net cash flow from financing activities                67,025              --          54,125
                                                       ------------    ------------    ------------


      Net increase (decrease) in cash                            --         (17,403)         23,621
                                                       ------------    ------------    ------------


      Cash and cash equivalents, beginning of period             --          17,403              --
                                                       ------------    ------------    ------------
      Cash and cash equivalents, end of period         $         --    $         --    $     23,621
                                                       ============    ============    ============

Supplemental Cash Flow Information:
Cash paid for interest and
      income taxes                                     $         --    $         --    $         --

Forgiveness of accounts payable and payable            $     83,355    $         --    $     83,355
    to stockholder

Exchange of shares for investment in stock             $     25,000    $     25,000    $         --

    The accompanying condensed notes are an integral part of these unaudited condensed Consolidated financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. The Company incorporated in Florida on March 27, 2001. The fiscal year end of the Company is December 31. Planned principal operations of the company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. On May 16, 2003, the Company filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"), which became effective on the date of filing. Subsequent to the BDC election the Company's principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products or services.

Principles of Accounting. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004, and for the periods then ended, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three and six months ended June, 2005 and 2004.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of June 30, 2005, no such costs had been incurred.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of June 30, 2005, the Company had negative working capital of $8,088 In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

2004 Private Placement Memorandum. On March 2, 2004, the Company issued 360,845 shares of its common stock, and warrants to purchase a total of 333,334 shares of its common stock at $0.15 per share. The Company's net proceeds of $54,125 from this stock sale will be used to fund Company operations.

Stock Exchange Agreement. On April 1, 2005, the Company entered into a Stock Exchange Agreement with NuQuest, Inc. ("NuQuest"). Pursuant to the agreement, the Company agreed to issue a total of 166,667 shares of its common stock to NuQuest in exchange for a total of 20,000 shares of restricted NuQuest common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of the Company's exchanged common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend. The Company has recorded its invesment in NuQuest shares as a long term asset on the enclosed balance sheet as of June 30, 2005. As of June 30, 2005, the Company has not established a valuation allowance relative to the NuQuest shares.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

Amended and Restated 2001 Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan was amended by the Board and shareholders to the Company's Amended and Restated 2001 Omnibus Securities Plan, effective May 27, 2004 ("2001 Plan"). The 2001 Plan limits the aggregate number of shares available to 600,000. Each award under the 2001 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the 2001 Plan. In accordance with the Company's status as a business development company, the stock options will not be issued until the Securities and Exchange Commission ("SEC") approves the issuances, which the Company believes will occur during the next quarter. If approved by the SEC, the exercise price of the stock options will be at or above the fair market value of the Company s common stock on the issuance date.

2004 Omnibus Securities Plan. The Company's Board and shareholders approved the Company's 2004 Omnibus Securities Plan, effective May 27, 2004 ("2004 Plan"). The 2004 Plan limits the aggregate number of shares that can be issued under the plan to 650,000 shares. Each award under the 2004 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. The Company has not issued, or agreed to issue, any stock or options under the 2004 Plan. In accordance with the Company's status as a business development company, no stock or options will be issued under the Plan until the SEC approves the 2004 Plan. If approved by the SEC, any stock or option issuances under the 2004 Plan will be at or above the fair market value of the Company's common stock on the date of issuance.


NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2005 and December 31, 2004, unused operating loss carryforwards of approximately $79,000 and $63,000, respectively, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilitized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $26,000 and $21,000 at June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,000 during the six months ended June 30, 2005.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the years ended December 31, 2004 and 2003, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht's firm of $324 and $37,730, respectively. As of December 31, 2004 and 2003, the Company had amounts due to Mr. Lebrecht of $24 and $32,889, respectively, which are recorded in

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company recorded this advance as a payable to stockholder as of December 31, 2003. On March 26, 2004, the Lebrecht Group, APLC, agreed to forgive amounts owed to them of $73,955, including the $10,000 advance. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the year ended December 31, 2004. As of June 30, 2005 the Company had amounts due to Mr. Lebrecht of approximately $6,417.

The Company's President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000 for the year ended December 31, 2004. As of December 31, 2003, the Company had amounts due to Mr. Berg of $9,400, which were recorded in accounts payable and accrued liabilities in the accompanying financial statements. On March 26, 2004, the Company's director and officer agreed to forgive $9,400 of the Company's debt owed to him. As of June 30, 2005, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

In addition, one of the Company's directors, Mr. Gadawski, provided consulting services to the Company in 2005 and 2004. As of June 30, 2005 and December 31, 2004, the Company had $1,250 and $2,500, respectively, due to Mr. Gadawski for services rendered during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                                      Three Months                  6 Months
                                                                         Ended                        Ended
                                                             June 30, 2005  June 30, 2004  June 30, 2005    June 30, 2004
                                                             -------------  -------------  -------------    -------------
Net income (loss) from continuing operations available to    $    (8,022)  $     (6,025)   $    (16,167)   $       68,351
common shareholders (numerator)

Weighted average number of common shares used in  loss          6,543,105      6,383,845       6,463,475        6,203,423
per share during the period (denominator)



Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                          M-GAB DEVELOPMENT CORPORATION
                    (A Florida Development Stage Corporation)
                Condensed Notes to Unaudited Financial Statements
                                  June 30, 2005

ITEM 2 Managements Discussion and Analysis of Financial Condition and Results of Operations.

         Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

         Subsequent to the BDC election our principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC's under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director's seat, to the developing companies in which we invest.

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

Regulation as a BDC

         Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC's. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC's directors be persons other than "interested persons," as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC's are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

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

         An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

         The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC's may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC's initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

         A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC's total asset value at the time of the investment.

         A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The portfolio company does not have to accept the BDC's offer of managerial assistance, and if they do accept may be required to pay prevailing market rates for the services.

         The Company does not currently have any investments in eligible portfolio companies. However, we are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

         In June 2005, we were contacted by the Securities and Exchange Commission regarding the filing of our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, since only "small business issuers," as defined in Reg. ss.228.10(a) of Regulation S-B, may use those forms. As a business development company we do not qualify as a "small business issuer" and must use Forms 10-K and 10-Q for our Annual and Quarterly Reports. We elected to become a business development company in May 2003. Therefore, in response to the Commission's comments, on July 22, 2005, we filed amended Quarterly and Annual Reports on Forms 10-K and 10-Q, respectively, for all periods ending June 30, 2003 through March 31, 2005.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Results of Operations

Introduction

         We did not have any revenues for the quarter ended June 30, 2005. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses increased slightly when compared to the same quarter during the previous year due, primarily, to the fact we incurred increased costs related to accounting and transfer agent services. We had no other income during the quarter ended June 30, 2005, which is the same as the previous year. A breakdown of our operating expenses and other expenses, as well as management's explanation of each, is outlined below.

Revenues and Loss from Operations

         As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended June 30, 2005. Our total operating losses for the quarter ended June 30, 2005, were $8,022, compared to $6,025 for the quarter ended June 30, 2004. Our expenses for the quarter were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the quarters ended June 30, 2005 and 2004.

Net Income (Loss)

         We had net loss for the quarter ended June 30, 2005 of ($8,022), compared to a net loss of ($6,025) for the same quarter a year ago. We believe these net income (loss) amounts for these two quarters are fairly indicative of what our net income (loss) will be for each three month period until we begin making investments in eligible portfolio companies. Once we have investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Results of Operations

Introduction

         We did not have any revenues for the six-month period ended June 30, 2005. As explained above, we do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Our operating expenses increased slightly when compared to the same six-month period of the previous year. Our other income during the six months ended June 30, 2005, was $0 compared to $83,355 for the same six-month period one year ago. The other income for the six months ended June 30, 2004 was due to two parties agreeing to forgive debts owed to them. Mr. Carl Berg, a director and our sole officer, forgave $9,400 in accrued amounts owed to him, and The Lebrecht Group, APLC, our attorneys, forgave $63,955 in accrued receivables and $10,000 in funds they advanced to us. A breakdown of our operating expenses and other expenses, as well as management's explanation of each, is outlined below.

Revenues and Loss from Operations

         As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the six months ended June 30, 2005. This is the same as the one year ago. Our total operating losses for the six months ended June 30, 2005, were $16,167, compared to $15,004 for the six months ended June 30, 2004. Our expenses for the six months were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the six-month periods ended June 30, 2005 and 2004.

Net Income (Loss)

         We had net loss for the six months ended June 30, 2005 of ($16,167), compared to net income of $68,351 for the same quarter a year ago. This discrepancy is due to the above-mentioned debt forgiveness by Mr. Berg and The Lebrecht Group, APLC. We believe the net income (loss) amount for the six months ended June 30, 2005 is fairly indicative of what our net income (loss) will be for each six month period until we begin making investments in eligible portfolio companies. Once we have investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from one six-month period to the next six-month period.

Liquidity and Capital Resources

Introduction

         As of June 30, 2005, we had no cash and our only asset was an investment in NuQuest, Inc. common stock valued at $25,000. Our total current liabilities as of June 30, 2005 were $8,088 consisting entirely of accrued liabilities. Although our assets were three times the amount of our liabilities on June 30, 2005, given our lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

         Our cash, investment in stocks, accounts payable and accrued liabilities, and total current liabilities for this three-month period as compared to the end of our last fiscal year were:

                                     As of             As of
                                 June 30, 2005    December 31, 2004      Change
                               ------------------------------------------------------
Cash                           $             --   $         17,403   $        (17,403)
Investment in stock                      25,000                 --             25,000
Accounts payable and accrued
liabilities                               8,088              9,324             (1,236)
Total current liabilities                 8,088              9,324             (1,236)

Cash Requirements

         Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. Last year we raised a small amount of capital through an offering under Regulation E, which covered our expenses for approximately next twelve (12) months. If necessary, we anticipate raising additional funds through another offering under Regulation E to fund our operations until we begin making investments into eligible portfolio companies or for the next twelve (12) months. Additionally, our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the six-month period ended June 30, 2005 our net cash used in operating activities was ($17,403). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future three-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

         We did not receive any cash from operations for the six-month period ended June 30, 2005. As noted above, we used $17,403 in cash for operating activities during this six-month period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a six-month period.

Financing

         During the six-month period ended June 30, 2005 we paid our operating expenses primarily with the money raised from the sale of our stock during the quarter ended March 31, 2004. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

Debt Instruments, Guarantees, and Related Covenants

Currently, we do not have any debt instruments, guarantees or related covenants.

Critical Accounting Policies

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Due to the relative inactivity of the Company to date, we have not identified any critical accounting policies.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

         Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of June 30, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

         On April 1, 2005, we entered into a Stock Exchange Agreement with NuQuest, Inc. Pursuant to the agreement, we agreed to issue to NuQuest a total of 166,667 shares of our common stock, and in exchange they agreed to issue to us a total of 20,000 shares of their common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. Our common stock was issued to NuQuest without restrictive legend pursuant to an exemption from registration provided by Regulation E promulgated under the Securities Act of 1933.

ITEM 3   Defaults Upon Senior Securities

         There have been no events that are required to be reported under this Item.

ITEM 4   Submission of Matters to a Vote of Security Holders

         There have been no events that are required to be reported under this Item.

ITEM 5   Other Information

         In June 2005, we were contacted by the Securities and Exchange Commission regarding the filing of our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, since only "small business issuers," as defined in Reg. ss.228.10(a) of Regulation S-B, may use those forms. As a business development company we do not qualify as a "small business issuer" and must use Forms 10-K and 10-Q for our Annual and Quarterly Reports. We elected to become a business development company in May 2003. Therefore, in response to the Commission's comments, on July 22, 2005, we filed amended Quarterly and Annual Reports on Forms 10-K and 10-Q, respectively, for all periods ending June 30, 2003 through March 31, 2005.

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

         (2) Incorporated by reference from our Current Report on Form 8-K dated April 1, 2005 and filed with the Commission on April 4, 2005.

(b) Reports on Form 8-K

         None.

      On April 4, 2005, we filed an Item 1.01 and 3.02 Current Report on Form 8-K regarding out share exchange transaction with NuQuest, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             M-GAB Development Corporation

Dated:  August 12, 2005                             /s/ Carl M. Berg
                                                    ------------------------
                                             By:    Carl M. Berg
                                                    President, Director,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer