Form 10-Q
period 2005-09-30
M GAB DEVELOPMENT CORP
filed 2005-11-21
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49687

M-GAB Development Corporation
(Exact name of registrant as specified in its charter)

Florida	33-0961490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22342 Avenida Empresa Suite 220 Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 635-1240

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2005, there were 6,550,512 shares of common stock, par value $0.001, issued and outstanding.

M-GAB Development Corporation

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATEMENTS	1
ITEM 2	MANAGEMENTS DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4	CONTROLS AND PROCEDURES	15

PART II

ITEM 1	LEGAL PROCEEDINGS	16
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5	OTHER INFORMATION	16
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	17

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

ITEM 1 Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Balance Sheet

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets
Cash	$—	$17,403

Investment in stock	25,000	—

Total assets	$25,000	$17,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$13,062	$9,324

Total liabilities	13,062	9,324

Commitments and contingencies	—	—

Stockholders' equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$—	$—

Common stock, $0.001 par value; 100,000,000 shares authorized; 6,550,512 and 6,383,845 shares issued and outstanding	6,551	6,384
Additional paid in capital	89,673	64,840
Deficit accumulated during the development stage	(84,286)	(63,145)
Total stockholders' equity	11,938	8,079

Total liabilities and stockholders' equity	$25,000	$17,403

The accompanying condensed notes are an integral part of these unaudited condensed financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Statement of Operations

	Cumulative from	Three Months Ended		Nine Months Ended
	inception (March 27, 2001) through September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenue	$—	$—	$—	$—	$—

General and administrative expenses	167,641	4,975	6,618	21,141	21,622

Other income (expense)	83,355	—	—		83,355

Net income (loss)	$(84,286)	$(4,975)	$(6,618)	$(21,141)	$61,733

Basic and diluted net loss per share		$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding		6,550,512	6,023,000	6,463,920	6,302,194

The accompanying condensed notes are an integral part of these unaudited condensed financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to September 30, 2005	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(84,286)	$(21,141)	$61,733
Adjustments to reconcile net income (loss) to cash used in operating activities:
Forgiveness of accounts payable and payable to shareholder	(83,355)	—	—
Contributed capital for services rendered	14,199	—	—
Common stock issued to pay operating expenses	—	—	—
Increase (decrease) in accounts payable and accrued liabilities	86,417	3,738	(87,205)
Net cash used in operating activities	(67,025)	(17,403)	(25,472)

Cash flows from financing activities:
Proceeds from the issuance of stock	57,025	—	54,125
Advance from shareholder	10,000	—	(10,000)
Net cash flow from financing activities	67,025	—	44,125

Net increase (decrease) in cash	—	(17,403)	18,653

Cash and cash equivalents, beginning of period	—	17,403	—
Cash and cash equivalents, end of period	$—	$—	$18,653

Supplemental Cash Flow Information:
Cash paid for interest and income taxes	$—	$—	$—

Forgiveness of accounts payable and payable to stockholder	$83,355	$—	$83,355

Exchange of shares for investment in stock	$25,000	$25,000	$—

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2005

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

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004, and for the periods then ended, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the three and nine months ended September, 2005 and 2004.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of September 30, 2005, no such costs had been incurred.

Advertising. Advertising costs are charged to operations when incurred. The Company has not incurred any advertising costs.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2005

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," were recently issued. SFAS No. 144, 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2005

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of September 30, 2005, the Company had negative working capital of $(13,062). In addition, the Company has been in the development stage since its inception on March 27, 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock Exchange Agreement. On April 1, 2005, the Company entered into a Stock Exchange Agreement with NuQuest, Inc. (“NuQuest”). Pursuant to the agreement, the Company agreed to issue a total of 166,667 shares of its common stock to NuQuest in exchange for a total of 20,000 shares of restricted NuQuest common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of the Company’s exchanged common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend. The Company has recorded the NuQuest shares as a long term asset on the enclosed balance sheet as of September 30, 2005. As of September 30, 2005, the Company has not established a valuation allowance relative to the NuQuest shares.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2005

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

The Company has available at September 30, 2005 and December 31, 2004, unused operating loss carryforwards of approximately $84,000 and $63,000, respectively, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards; therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $28,000 and $21,000 at September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $7,000 during the nine months ended September 30, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. As of September 30, 2005 the Company had amounts due to Mr. Lebrecht of approximately $11,500.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
September 30, 2005

The Company’s President, Mr. Carl Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000 for the year ended December 31, 2004. As of September 30, 2005, there were no amounts due Mr. Berg.

In addition, one of the Company’s directors, Mr. Kevin Gadawski, provided consulting services to the Company. As of September 30, 2005 and December 31, 2004, the Company had $1,250 and $2,500, respectively, due to Mr. Gadawski for services rendered during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 share of our common stock for services as directors of the Corporation. As of September 30, 2005, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss) from continuing operations available to common shareholders (numerator)	$(4,975)	$(6,618)	$(21,142)	$61,733
Weighted average number of common shares used in loss per share during the period (denominator)	6,550,512	6,023,000	6,463,920	6,302,194

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

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board.  Our trading symbol is MGBD.

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

In June 2005, we were contacted by the Securities and Exchange Commission regarding the filing of our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, since only “small business issuers,” as defined in Reg. §228.10(a) of Regulation S-B, may use those forms. As a business development company we do not qualify as a “small business issuer” and must use Forms 10-K and 10-Q for our Annual and Quarterly Reports. We elected to become a business development company in May 2003. Therefore, in response to the Commission’s comments, on July 22, 2005, we filed amended Quarterly and Annual Reports on Forms 10-K and 10-Q, respectively, for all periods ending September 30, 2003 through March 31, 2005.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Results of Operations

Introduction

We did not have any revenues for the quarter ended September 30, 2005. We do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Because we are actively seeking eligible portfolio companies we anticipate that our revenues from quarter-to-quarter may differ significantly depending on when we realize a return on those investments. Our operating expenses decreased slightly when compared to the same quarter during the previous year due, primarily, to the fact we incurred fewer costs related to accounting and transfer agent services. We had no other income during the quarter ended September 30, 2005, which is the same as the previous year. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the quarter ended September 30, 2005. Our total operating losses for the quarter ended September 30, 2005, were $4,975, compared to $6,618 for the quarter ended September 30, 2004. Our expenses for the quarter were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the quarters ended September 30, 2005 and 2004.

Net Income (Loss)

We had net loss for the quarter ended September 30, 2005 of ($4,975), compared to a net loss of ($6,618) for the same quarter a year ago. We believe these net income (loss) amounts for these two quarters are fairly indicative of what our net income (loss) will be for each three month period until we begin making investments in eligible portfolio companies. Once we have investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Results of Operations

Introduction

We did not have any revenues for the nine-month period ended September 30, 2005. As explained above, we do not anticipate having revenue until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. Our operating expenses decreased slightly when compared to the same nine-month period of the previous year. Our other income during the nine months ended September 30, 2005, was $0 compared to $83,355 for the same nine-month period one year ago. The other income for the nine months ended September 30, 2004, was due to two parties agreeing to forgive debts owed to them. Mr. Carl Berg, a director and our sole officer, forgave $9,400 in accrued amounts owed to him, and The Lebrecht Group, APLC, our attorneys, forgave $63,955 in accrued receivables and $10,000 in funds they advanced to us. A breakdown of our operating expenses and other expenses, as well as management’s explanation of each, is outlined below.

Revenues and Loss from Operations

As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the nine months ended September 30, 2005. This is the same as the one year ago. Our total operating losses for the nine months ended September 30, 2005, were $21,141, compared to $21,622 for the nine months ended September 30, 2004. Our expenses for the nine months were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the nine-month periods ended September 30, 2005 and 2004.

Net Income (Loss)

We had net loss for the nine months ended September 30, 2005 of ($21,141), compared to net income of $61,733 for the same period a year ago. This discrepancy is due to the above-mentioned debt forgiveness by Mr. Berg and The Lebrecht Group, APLC. We believe the net income (loss) amount for the nine months ended September 30, 2005 is fairly indicative of what our net income (loss) will be for each nine month period until we begin making investments in eligible portfolio companies. Once we have investments in eligible portfolio companies, we anticipate that our net income (loss) could differ significantly from one nine-month period to the next nine-month period.

Liquidity and Capital Resources

Introduction

As of September 30, 2005, we had no cash and our only asset was an investment in NuQuest, Inc. common stock valued at $25,000. Our total current liabilities as of September 30, 2005 were $13,062 consisting entirely of accrued liabilities. Although our assets were almost double the amount of our liabilities on September 30, 2005, given our lack of investments in eligible portfolio companies, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

Our cash, investment in stocks, accounts payable and accrued liabilities, and total current liabilities for this three-month period as compared to the end of our last fiscal year were:

	As of September 30, 2005	As of December 31, 2004	Change

Cash	$—	$17,403	$(17,403)
Investment in stock	25,000	—	25,000
Accounts payable and accrued liabilities	13,062	9,324	3,738
Total current liabilities	13,062	9,324	3,738

Cash Requirements

Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. Last year we raised a small amount of capital through an offering under Regulation E, which covered our expenses for approximately next twelve (12) months. If necessary, we anticipate raising additional funds through another offering under Regulation E to fund our operations until we begin making investments into eligible portfolio companies or for the next twelve (12) months. Additionally, our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the nine-month period ended September 30, 2005 our net cash used in operating activities was ($17,403). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future nine-month periods when we may be actively providing managerial assistance to eligible portfolio companies. We anticipate that our cash flow needs will increase when we have active investments in eligible portfolio companies.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the nine-month period ended September 30, 2005. As noted above, we used $17,403 in cash for operating activities during this nine-month period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a nine-month period.

Financing

During the nine-month period ended September 30, 2005 we paid our operating expenses primarily with the money raised from the sale of our stock during the quarter ended March 31, 2004. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities until we begin to realize a return from our investments in eligible portfolio companies.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 5 Other Information

Amended Filings

In June 2005, we were contacted by the Securities and Exchange Commission regarding the filing of our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, since only “small business issuers,” as defined in Reg. §228.10(a) of Regulation S-B, may use those forms. As a business development company we do not qualify as a “small business issuer” and must use Forms 10-K and 10-Q for our Annual and Quarterly Reports. We elected to become a business development company in May 2003. Therefore, in response to the Commission’s comments, on July 22, 2005, we filed amended Quarterly and Annual Reports on Forms 10-K and 10-Q, respectively, for all periods ending September 30, 2003 through March 31, 2005.

Listing on OTCBB

On October 10, 2005, we were notified by the NASD that our common stock was approved for trading on the OTC Bulletin Board under the symbol MGBD.

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

M-GAB Development Corporation

Dated: November 18, 2005	By:	/s/ Carl M. Berg
Carl M. Berg President, Director, Chief Executive Officer, Chief Financial Officer