Form 10KSB
period 2005-12-31
M GAB DEVELOPMENT CORP
filed 2006-03-31
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                        COMMISSION FILE NUMBER: 000-49687

                          M-GAB DEVELOPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                   33-0961490
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

             9900 RESEARCH DR.
                 IRVINE, CA                                   92618
  (Address of principal executive offices)                  (Zip Code)


                    ISSUER'S TELEPHONE NUMBER (949) 635-1240

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

             None                                        None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes |_| No |X|.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

      State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. There was no market for our common stock.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date. As of March 30, 2006, there were 6,550,512 shares of common stock, par value $0.001, issued and outstanding.

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

                          M-GAB DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                -----------------



PART I............................................................................................................4

ITEM 1 - BUSINESS.................................................................................................4
ITEM 1A - RISK FACTORS ...........................................................................................6
ITEM 1B - UNRESOLVED STAFF COMMENTS ..............................................................................8
ITEM 2 - PROPERTIES...............................................................................................8
ITEM 3 - LEGAL PROCEEDINGS........................................................................................8
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................8

PART II...........................................................................................................9

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
         PURCHASES OF EQUITY SECURITIES...........................................................................9
ITEM 6 - SELECTED FINANCIAL DATAMANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................10
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................10
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................16
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................16
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................16
ITEM 9A - CONTROLS AND PROCEDURES................................................................................16
ITEM 9B - OTHER NFORMATION.......................................................................................16

PART III.........................................................................................................18

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................18
ITEM 11 - EXECUTIVE COMPENSATION.................................................................................19
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........21
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................22
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................23

PART IV..........................................................................................................24

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES...............................................................24


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

         ITEM 1A - RISK FACTORS

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

      This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 - PROPERTIES

      We utilize the office of our legal counsel, The Lebrecht Group, APLC, under a verbal agreement where we do not pay rent or reimburse him for the minimal expenses incurred.

ITEM 3 - LEGAL PROCEEDINGS

      We are not a party to or otherwise involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the three month period ended December 31, 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board Our trading symbol is MGBD. Our common stock has not traded since we were listed on the OTC Bulletin Board and there is no assurance that there will be liquidity in the common stock.

      The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

                                                            BID PRICES


FISCAL YEAR                                         ----------------------------
ENDED
DECEMBER 31,         PERIOD                           HIGH               LOW
--------------       -----------------------        ----------        ----------

2003                 First Quarter                     N/A               N/A
                     Second Quarter                    N/A               N/A
                     Third Quarter                     N/A               N/A
                     Fourth Quarter                    N/A               N/A

2004                 First Quarter                     N/A               N/A
                     Second Quarter                    N/A               N/A
                     Third Quarter                     N/A               N/A
                     Fourth Quarter                    N/A               N/A

2005                 First Quarter                     N/A               N/A
                     Second Quarter                    N/A               N/A
                     Third Quarter                     N/A               N/A
                     Fourth Quarter                    $ -               $ -

2006                 First Quarter (through            $ -               $ -
                     March 30, 2006)

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

      There are currently warrants outstanding to acquire 333,334 shares of our common stock at $0.15 per share. Other than these warrants, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. If we are successful in getting our common stock traded, of the 6,550,512 shares of common stock outstanding, (i) 10,000 shares held by 20 shareholders of record were sold pursuant to an effective registration statement and may be sold without restriction, (ii) 13,000 shares held by 12 shareholders of record were sold in a private placement over two years ago and the resale of those shares was subsequently registered, and thus the shares may be sold either pursuant to the effective registration statement or pursuant to Rule 144(k), (iii) 450,000 shares are held by one shareholder who may sell all of them pursuant to Rule 144(k), and (iv) 360,845 shares held by 42 shareholders were acquired pursuant to an exemption from registration under Regulation E, promulgated under the Securities Act, and may be sold without restriction. In addition to the above, Mr. Carl Berg, our sole officer and director, is the holder of 5,550,000 shares and may sell up to 63,838 shares every 90 days pursuant to Rule 144.

      The number of holders of record of shares of our common stock is one hundred thirty three (133).

      There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 - SELECTED FINANCIAL DATA


                                    ----------------------------------------------------------------------
M-GAB DEVELOPMENT CORP.                               For the Years Ended December 31,
                                    ----------------------------------------------------------------------

                                             2005        2004           2003          2002        2001(1)
                                        ----------    --------    -----------    ----------    -----------

Statement of Operations Data:
-----------------------------------
Total revenues                       $          -           -              -             -              -

Income (loss) from continuing
operations                               (30,026)      57,059       (63,253)      (37,376)       (19,575)

Net income (loss)                        (30,026)      57,059       (63,253)      (37,376)       (19,575)

Net income (loss) per common
share from continuing operations           (0.01)        0.01         (0.01)        (0.01)         (0.00)

Balance Sheet Data:
-----------------------------------

Current assets                      $           -      17,403              -         6,437              -
Total assets                               25,000      17,403              -         6,437              -

Current liabilities                        21,947       9,324         93,105        46,289          3,476
Total liabilities                          21,947       9,324        103,105        46,289          3,476
Total stockholders' equity
(deficit)                                   3,053       8,079      (103,105)      (39,852)        (3,476)

Total dividends per common share                -           -              -             -              -



(1) Statement of Operations Data is from inception (March 2001) through December 31, 2001.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      Subsequent to our fiscal year end, on March 15, 2006, we entered into an Agreement and Plan of Merger with China Agro Sciences Corp., a Florida corporation ("China Agro") whereby, at the closing, China Agro will merge with DaLian Acquisition Corp., a Florida corporation that is our wholly-owned subsidiary. As a result of the merger, China Agro will become a wholly-owned subsidiary of M-GAB, and we will issue 13,349,488 shares of M-GAB common stock to the former owners of China Agro. At the same time, certain of the China Agro shareholders will acquire 5,500,000 M-GAB shares directly from our majority shareholder, director, and sole officer, Carl M. Berg, and his holding company. Following the closing, the China Agro shareholders will own 18,849,488 shares of our common stock, or 94.2% of our then-outstanding 20,000,000 shares. As a condition precedent to the closing, we are required to take certain steps that will require shareholder approval, including terminating our status as a Business Development Company under the Investment Company Act of 1940. We anticipate that a closing will take place in late April 2006.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

Introduction
------------

      We did not have any revenues for either period presented. We do not anticipate having revenue from our BDC activities until we begin making investments in eligible portfolio companies and subsequently liquidate those investments. If the China Agro transaction described above closes it will have an unknown impact on our ability to generate revenues in the future. Because we are actively seeking eligible portfolio companies and may close the China Agro transaction we anticipate that our revenues from quarter-to-quarter may differ significantly depending on whether we realize a return on future investments or the impact of the China Agro transaction. Our operating expenses increased slightly when compared to the prior year. We did not record any other income in the year ended December 31, 2005, which differed from the previous year when we recorded other income of $83,355 related entirely to forgiveness of debt by two of our shareholders, one of which was Carl Berg, our sole officer and a director. A breakdown of our operating expenses and other expenses, as well as management's explanation of each, is outlined below.

Revenues and Income (Loss) from Operations
------------------------------------------

      As stated above, because we do not have any investments in eligible portfolio companies, we did not have any revenues for the either period. We generated a net loss of ($30,026) for the year ended December 31, 2005, compared to net income of $57,059 for the year ended December 31, 2004. Our net income for the year ended December 31, 2004 was primarily attributed to forgiveness of debt in the amount of $83,355 which was recorded as other income in the accompanying financial statements for the twelve months ended December 31, 2004. Our expenses for the year's ended December 31, 2005 and 2004 were made up entirely of general and administrative expenses. Our general and administrative expenses for 2005 consisted of $25,237 in accounting and other professional fees, and $4,789 in transfer agent fees and miscellaneous expenses, such as postage, facsimiles, and copies. Our general and administrative expenses for 2004 consisted of $23,480 in accounting and other professional fees, $1,375 in transfer agent fees, and $1,441 in miscellaneous expenses, such as postage, facsimiles, and copies.

Net Income (Loss)
-----------------

      We had a net loss of ($30,026) for the year ended December 31, 2005, compared to net income for the year ended December 31, 2004 of $57,059. The net loss in the current year is due to the fact we did not have any revenues and incurred general and administrative expenses related to the reporting obligations necessary to keep the company current in our reporting obligations. Our net income for the year ended December 31, 2004 is a direct result of the forgiveness of debt in the amount of $83,355 which was recorded as other income in the accompanying financial statements for the twelve months ended December 31, 2004. Because we do not have any investments in eligible portfolio companies, and we have not closed the China Agro transaction, we anticipate that our net income (loss) could differ significantly from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Introduction
------------

      As of December 31, 2005, we had no cash and our only asset was an investment in NuQuest, Inc. common stock valued at $25,000. Our total current liabilities as of December 31, 2005 were $21,947 consisting entirely of accrued liabilities. Although our assets exceeded our liabilities on December 31, 2005, given our lack of investments in eligible portfolio companies and the potential closing of the China Agro transaction, our financial results at the end of future quarters could differ significantly. Until we begin to realize a return from our investment in eligible portfolio companies, we will have to fund operations from the sale of our stock and from loans. We have been successful in obtaining the necessary funding in the past, and anticipate that we will be able to continue to do so in the future.

      Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2005 and September 30, 2005 are as follows:

                             December 31,      September 30,
                                 2005               2005             Change
                           -----------------  -----------------  ---------------

Cash                         $            -      $           -      $          -
Total current assets                      -                  -                 -
Total current assets                 25,000             25,000                 -
Total current liabilities            21,947             13,062             8,885
Total liabilities                    21,947             13,062             8,885

Cash Requirements
-----------------

      Currently, our cash requirements are minimal, related only to the cost of maintaining the Company in good standing. Last year we raised a small amount of capital through an offering under Regulation E, which covered our expenses for approximately next twelve (12) months. If necessary, we anticipate raising additional funds through another offering under Regulation E to fund our operations until we begin making investments into eligible portfolio companies or for the next twelve (12) months. Additionally, our two primary shareholders, Mr. Berg and Mr. Lebrecht, have verbally agreed to advance funds to us to fund our minimal cash requirements that cannot otherwise be covered by the proceeds from the offering. For the year ended December 31, 2005 our net cash used in operating activities was ($34,604). Due to our lack of substantial operations to date we do not believe this is necessarily indicative of our cash flow needs for future years when we may be actively providing managerial assistance to eligible portfolio companies, or we close the transaction with China Agro.

Sources and Uses of Cash
------------------------

Operations

      We did not receive any cash from operations for the year ended December 31, 2005. As noted above, we used $34,604 in cash for operating activities during this period. We anticipate that both our cash generated from operations and used for operations will increase as soon as we have investments in eligible portfolio companies or we close the transaction with China Agro. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a twelve month period.

Financing

      During the year ended December 31, 2005 we paid our operating expenses primarily from an advance from a shareholder totaling $17,201. We anticipate that we will have to continue to pay our operating expenses out of the proceeds from financing activities or from advances from our shareholders until we begin to realize a return from our investments in eligible portfolio companies or we close the China Agro transaction.

Debt Instruments, Guarantees, and Related Covenants
---------------------------------------------------

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2005, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements

         Report of Independent Certified Public Accountants

         Balance Sheet                                                      F-1

         Statement of Operations                                            F-2

         Statement of Stockholders Equity                                   F-3

         Statement of Cash Flows                                            F-4

         Notes to Financial Statements                                      F-5

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

ITEM 9B - OTHER INFORMATION

      All information required to be filed on a Form 8-K during the three months ended December 31, 2005 was filed with the Commission on a Form 8-K.

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

             Name               Age                   Position(s)
-----------------------      ----------     ------------------------------------

Carl M. Berg                    36          Chairman  of the  Board,  President,
                                            Secretary,  and Treasurer (2001)

Kevin J. Gadawski               38          Director (2003)

Mark Stewart                    38          Director (2003)

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

Audit Committee
---------------

      On May 16, 2003, an Audit Committee of the Board of Directors, established in accordance with section 3(a)(58)(A) of the Exchange Act, was formed. The directors who are members of the Audit Committee are Kevin J. Gadawski and Mark Stewart, with Mr. Gadawski considered an audit committee financial expert and an independent director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

Code of Ethics
--------------

      We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

      None of our employees are subject to a written employment agreement. Our president elected to forego a salary during the early developmental stages, and also provided office space. We estimate the value of these services to be $6,000 for each year for the years ended December 31, 2005 and 2003. As of December 31, 2004 we did not have any amounts owed to our president as he elected to forgive any outstanding amounts he was owed and to forego a salary until further notice.

      On May 15, 2001, our directors and shareholders approved the M-GAB, Inc. 2001 Stock Option Plan, effective June 1, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 600,000 shares of our common stock. In November 2003, we agreed to issue options to acquire 600,000 shares under the Plan to our two independent directors; however, these options will not be issued until such time as approved by the Commission in accordance with rules and regulations applicable to BDC's. Our Application For an Order Pursuant to Section 61(a)(3)(B) of The Investment Company Act of 1940 to Permit the Issuance of Stock Options to Non-Interested Directors is currently pending before the Commission. We hope to receive approval to issue the options to our non-interested directors during the second quarter of our fiscal year ended December 31, 2005.

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


                                           ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                   ------------------------------------  -----------------------------------------------------------
                                                                                    AWARDS                          PAYOUTS
                                                                         ------------------------------    -------------------------
                                                                         RESTRICTED      SECURITIES
                                                        OTHER ANNUAL        STOCK        UNDERLYING        LTIP         ALL OTHER
NAME AND                            SALARY    BONUS     COMPENSATION       AWARDS       OPTIONS SARS       PAYOUTS    COMPENSATION
PRINCIPAL POSITION          YEAR     ($)       ($)          ($)              ($)            (#)              ($)           ($)

Carl M. Berg                2005     -0-       -0-          $-0-             -0-            -0-              -0-           -0-
   Chairman,    President,  2004     -0-       -0-          $-0-             -0-            -0-              -0-           -0-
   Secretary, Treasurer

Kevin J. Gadawski           2005     -0-       -0-       $5,000 (2)          -0-            -0-              -0-           -0-
   Director                 2004     -0-       -0-       $5,000 (3)          -0-            -0-              -0-           -0-

Mark Stewart                2005     -0-       -0-          $-0-             -0-            -0-              -0-           -0-
   Director                 2004     -0-       -0-          $-0-             -0-            -0-              -0-           -0-


(1) This amount was accrued until March 26, 2004, when Mr. Berg elected for forgive all amounts owed to him, as well as any future salary until further notice.
(2) As of December 31, 2005, Mr. Gadawski received $3,750 of this amount. The other $1,250 has been accrued. (3) Mr. Gadawski received $2,500 of this amount in the year end December 31, 2004. The other $2,500 was paid in the year ended December 31, 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                          NUMBER OF SECURITIES       PERCENT OF TOTAL
                               UNDERLYING          OPTIONS/SARS GRANTED     EXERCISE OR
                          OPTIONS/SARS GRANTED    TO EMPLOYEES IN FISCAL    BASE PRICE
NAME                               (#)                     YEAR               ($/SH)        EXPIRATION DATE

Carl M. Berg                       -0-                     N/A                  N/A               N/A

Kevin J. Gadawski                  -0-                     N/A                  N/A               N/A

Mark Stewart                       -0-                     N/A                  N/A               N/A



              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                     VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED           IN-THE-MONEY
                         SHARES ACQUIRED                 SECURITIES UNDERLYING            OPTION/SARS
                                ON         VALUE        OPTIONS/SARS AT FY-END             AT FY-END
                             EXERCISE      REALIZED               (#)                         ($)
NAME                           (#)            ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE

Carl M. Berg                   N/A            N/A                 N/A                         N/A

Kevin J. Gadawski              N/A            N/A                 N/A                         N/A

Mark Stewart                   N/A            N/A                 N/A                         N/A


COMPENSATION OF DIRECTORS

      In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940, and will not be issued until the issuance is approved by the SEC. The options are to be exercisable for a period of ten years from their grant date, at an exercise price equal to the fair market value on the grant date, and will expire upon their resignation from the Board. Our Application For an Order Pursuant to
Section 61(a)(3)(B) of The Investment Company Act of 1940 to Permit the Issuance of Stock Options to Non-Interested Directors is currently pending before the Commission. We hope to receive approval to issue the options to our non-interested directors during the second quarter of our fiscal year ended December 31, 2006.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of March 30, 2006, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                                                                                 Percentage of
                                  Nature of              Common Stock            Common Stock
Name and Address (1)              Affiliation            Ownership               Ownership (2)
------------------------------    -------------------    --------------------    ---------------------

Carl M. Berg                      Chairman of the           5,550,000 (3)               84.7%
                                  Board, President,
                                  Secretary and
                                  Treasurer

Brian A. Lebrecht (4)             5% Shareholder               450,000                   6.8%

Kevin J. Gadawski                 Independent              300,500 (5)(6)              4.6% (5)
                                  Director

Mark Stewart                      Independent                300,000 (5)               4.6% (5)
                                  Director

All Officers and Directors                               6,150,500 (3)(5)(6)          93.9% (5)
as a Group
(3 Persons)


      (1) Unless stated otherwise, the address of each affiliate is c/o M-GAB Development Corporation, 9900 Research Drive, Irvine, CA 92618.

      (2) Unless otherwise indicated, based on 6,550,512 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

      Subsequent to our fiscal year end, on March 15, 2006, we entered into an Agreement and Plan of Merger with China Agro Sciences Corp., a Florida corporation ("China Agro") whereby, at the closing, China Agro will merge with DaLian Acquisition Corp., a Florida corporation that is our wholly-owned subsidiary. As a result of the merger, China Agro will become a wholly-owned subsidiary of M-GAB, and we will issue 13,349,488 shares of M-GAB common stock to the former owners of China Agro. At the same time, certain of the China Agro shareholders will acquire 5,500,000 M-GAB shares directly from our majority shareholder, director, and sole officer, Carl M. Berg, and his holding company. Following the closing, the China Agro shareholders will own 18,849,488 shares of our common stock, or 94.2% of our then-outstanding 20,000,000 shares. As a condition precedent to the closing, we are required to take certain steps that will require shareholder approval, including terminating our status as a Business Development Company under the Investment Company Act of 1940. We anticipate that a closing will take place in late April 2006. If this transaction closes it will result in a change of control.

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

      We have engaged one of our shareholders, Mr. Lebrecht, as our corporate counsel. For the twelve months ended December 31, 2005, we did not incur any legal fees to Mr. Lebrecht's law firm since he has agreed to forego all fees for legal services related to our Company until further notice. Mr. Lebrecht also agreed to forgive amounts due to his law firm in 2004.

      Our President, Mr. Berg, has elected to forego a salary during our early development stages. He also provided office space for us. We estimate the value of these services to be $6,000 per year for the twelve months ended December 31, 2005 and 2003. As of December 31, 2004, we did not have any amounts owed to Mr. Berg as he has agreed to forgive all amounts we owed to him until further notice. In addition, one of our directors, Mr. Gadawski, provides consulting services to us

      In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. The issuance of the options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. The options are to be exercisable for a period of ten years from their grant date, at an exercise price of $0.15 per share, and will expire upon their resignation from the Board. In addition, we have agreed to pay Mr. Gadawski $1,250 per quarter for consulting services.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

      During  the  fiscal  years  ended  December  31,  2005 and  2004,  Ramirez
International billed us $19,000 and $18,860, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-KSB and 10-QSB.

AUDIT - RELATED FEES

      During the fiscal years ended December 31, 2005 and 2004, Ramirez International billed us $$19,000 and $18,860, respectively, in fees for assurance and related services related to the performance of the audit and review of the Company's financial statements.

TAX FEES

      During the fiscal years ended December 31, 2005 and 2004, Ramirez International billed us $1,020 and $800, respectively, in fees for professional services for tax planning and preparation.

ALL OTHER FEES

      During the fiscal years ended December 31, 2005 and 2004, Ramirez International did not bill the Company for any other fees.

      Of the fees described above for the fiscal year ended December 31, 2005, 100% were approved by the by the Audit Committee of the Board of Directors of the Company. Of the fees described above for the fiscal year ended December 31, 2004, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (A)   EXHIBITS

          3.1(1)    Articles of Incorporation of M-GAB Development Corporation

          3.2(1)    Bylaws of M-GAB Development Corporation

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

          31.1      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Executive
                    Officer

          31.2      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Financial
                    Officer

          32.1      Chief Executive  Officer  Certification  Pursuant to 18 USC,
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2      Chief Financial  Officer  Certification  Pursuant to 18 USC,
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (1) Incorporated by reference from our Registration Statement on Form SB-2 filed with the Commission on August 31, 2001.
          (2) Incorporated by reference from our annual Form 10-KSB dated December 31, 2005, as filed with the Commission on March 25, 2005.


         (B)   REPORTS ON FORM 8-K

              We made no 8-K filings during the quarter ended December 31, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        M-GAB Development Corporation


Dated:   March 30, 2006                 /s/ Carl M. Berg
                                        ------------------------
                                        By: Carl M. Berg
                                        Its:President, Chief Executive Officer,
                                            Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 30, 2006                 /s/ Carl M. Berg
                                        ------------------------
                                        By: Carl M. Berg, Director


Dated:   March 30, 2006                 /s/ Kevin J. Gadawski
                                        ------------------------
                                        By: Kevin J. Gadawski, Director


Dated:   March 30, 2006                 /s/ Mark Stewart
                                        ------------------------
                                        By: Mark Stewart, Director

                          M-GAB DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       FINANCIAL STATEMENTS AND REPORT OF
             INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

                           DECEMBER 31, 2005 AND 2004

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------




To:      The Board of Directors of
         M-GAB DEVELOPMENT CORPORATION

We have audited the accompanying balance sheets of M-GAB DEVELOPMENT CORPORATION (the "Company") (a Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years then ended and the period from inception (March 27, 2001) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


RAMIREZ INTERNATIONAL
FINANCIAL & ACCOUNTING SERVICES, INC.




March 30, 2006
Irvine, CA

                          M-GAB DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  DECEMBER 31,


                                                                                2005             2004
                                                                           -----------------------------

                                     ASSETS
Current assets:

       Cash                                                                   $     --          $ 17,403

Non current assets:
       Investment in stock                                                      25,000                --
                                                                              --------------------------
       Total assets                                                           $ 25,000          $ 17,403
                                                                              ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabilities                               $  4,746          $  9,324
       Payable to stockholder                                                   17,201                --
                                                                              --------------------------
       Total current liabilities                                                21,947             9,324


Commitments and contingencies                                                       --                --

Stockholders' equity:
       Preferred stock, $0.001 par value;
          5,000,000 shares authorized; No shares
          issued or outstanding                                                     --                --
       Common stock, $0.001 par value; 100,000,000
          shares authorized; 6,550,512 and 6,383,845
          shares issued and outstanding                                          6,550             6,384
       Additional paid in capital                                               89,674            64,840
       Deficit accumulated during the development stage                        (93,171)          (63,145)
                                                                              --------------------------
          Total stockholders' equity
                                                                                 3,053             8,079
                                                                              --------------------------

Total liabilities and stockholders' equity                                    $ 25,000          $ 17,403
                                                                              ==========================





   The accompanying notes are an integral part of these financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                    Cumulative from           Year               Year
                                                    inception (March          Ended              Ended
                                                   27, 2001) through         December           December
                                                   December 31, 2005         31, 2005           31, 2004
                                                   --------------------------------------------------------
Revenue                                               $        --          $        --                   $-

General and administrative expenses                       176,526               30,026               26,296

Other income                                               83,355                   --               83,355

                                                   --------------------------------------------------------
Net income (loss)                                     $   (93,171)         $   (30,026)         $    57,059
                                                   ========================================================

Basic and diluted net income (loss) per share                              $     (0.01)         $      0.01

Weighted average shares outstanding                                          6,507,130            6,321,699




   The accompanying notes are an integral part of these financial statements.

                          M-GAB DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Deficit
                                                Common Stock             Additional   Accumulated During
                                          -------------------------        Paid-in      the Development
                                             Shares       Par Value        Capital           Stage          Total
                                          -----------  -------------   --------------   ------------    ------------
Issuance of common stock to
   founders on April 20, 2001               6,000,000      $   6,000       $   (5,400)     $      --       $     600

Issuance of common stock for
   cash in August 2001                         13,000             13            1,287                          1,300


Contributed capital-services                                                   14,199                         14,199


Net loss                                                                                     (19,575)        (19,575)
                                            ---------      ---------       ----------      ---------       ---------
Balance, December 31, 2001                  6,013,000          6,013           10,086        (19,575)         (3,476)

Issuance of common stock for
   cash in September 2002                      10,000             10              990                          1,000


Net loss                                                                                     (37,376)        (37,376)
                                            ---------      ---------       ----------      ---------       ---------
Balance, December 31, 2002                  6,023,000      $   6,023       $   11,076      $ (56,951)      $ (39,852)
                                            =========      =========       ==========      =========       =========

Net loss                                                                                   ($ 63,253)      $ (63,253)
                                            ---------      ---------       ----------      ---------       ---------
Balance, December 31, 2003                  6,023,000      $   6,023       $   11,076      $(120,204)      $(103,105)
                                            =========      =========       ==========      =========       =========

Issuance of common stock for                  360,385            361           46,547                         46,908
  cash in March 2004

Issuance of common stock for
  cash in March 2004                                                            7,217                          7,217


Net income                                                                                    57,059          57,059

                                            ---------      ---------       ----------      ---------       ---------
Balance, December 31, 2004                  6,383,385      $   6,384       $   64,840      $ (63,145)      $   8,079
                                            =========      =========       ==========      =========       =========

Shares issued in stock exchange               166,667            166           24,834                         25,000

Net loss                                                                                     (30,026)        (30,026)

                                            ---------      ---------       ----------      ---------       ---------

Balance, December 31, 2005                  6,550,052      $   6,550       $   89,674      $ (93,171)      $   3,053
                                            =========      =========       ==========      =========       =========


   The accompanying notes are an integral part of these financial statements.

                         M-GAB DEVELOPMENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                         Cumulative from
                                                         inception (March
                                                           27, 2001) to      Year Ended        Year Ended
                                                            December 31,     December 31,      December 31,
                                                               2005             2005              2004
                                                         --------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                             (93,171)         $(30,026)         $ 57,059
Adjustments to reconcile net loss to cash used in
  operating activities:

      Contributed capital for services rendered                14,199                --                --
      Forgiveness of accounts payable and payable
        to stockholder                                        (83,355)               --           (83,355)
      Increase (decrease) in accounts payable
        and accrued liabilities                                78,101            (4,578)          (10,426)
                                                         --------------------------------------------------

       Net cash used by operating activities                  (84,226)          (34,604)          (36,722)
                                                         --------------------------------------------------

Cash flows from financing activities:

      Proceeds from issuance of stock                          57,025                --            54,125

      Advance from shareholder                                 27,201            17,201                --
                                                         --------------------------------------------------
       Net cash provided by financing activities
                                                               84,226                --            54,125

      Net increase (decrease) in cash                              --           (17,403)           17,403
                                                         --------------------------------------------------

      Cash and cash equivalents, beginning of period               --            17,403                --
                                                         --------------------------------------------------
      Cash and cash equivalents, end of period               $     --          $     --          $ 17,403
                                                         ==================================================




   The accompanying notes are an integral part of these financial statements.

1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES
     --------------------------------------------

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

General and Administrative Expenses. The Company's general and administrative expenses consisted primarily of legal and accounting fees for the years ended December 31, 2005 and 2004.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." As of December 31, 2005, no research and development costs have been incurred.

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

2    GOING CONCERN
     -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of December 31, 2005, the Company had limited working capital. In addition, the Company has been in the development stage since its inception in 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

3.   STOCKHOLDERS' EQUITY
     --------------------

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

Stock Exchange Agreement. On April 1, 2005, the Company entered into a Stock Exchange Agreement with NuQuest, Inc. ("NuQuest"). Pursuant to the agreement, the Company agreed to issue a total of 166,667 shares of its common stock to NuQuest in exchange for a total of 20,000 shares of restricted NuQuest common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of the Company's exchanged common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend. The Company has recorded the NuQuest shares as a long term asset on the enclosed balance sheet as of December 31, 2005. As of December 31, 2005, the Company has not established a valuation allowance relative to the NuQuest shares.

Amended and Restated 2001 Stock Option Plan. The Company's Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan was amended by the Board and shareholders to the Company's Amended and Restated 2001 Omnibus Securities Plan, effective May 27, 2004 ("2001 Plan"). The 2001 Plan limits the aggregate number of shares available to 600,000. Each award under the 2001 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the 2001 Plan. In accordance with the Company's status as a business development company, the stock options will not be issued until the Securities and Exchange Commission ("SEC") approves the issuances, which the Company believes will occur during the next quarter. If approved by the SEC, the exercise price of the stock options will be at or above the fair market value of the Company's common stock on the issuance date.

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

4.   INCOME (LOSS) PER SHARE
     -----------------------

The following data show the amounts used in computing net income (loss) per share for the periods presented:

                                                For the Years Ended
                                                   December 31,
                                                -------------------
                                                  2005         2004
                                                ---------    ---------
       Income   (loss)   from   continuing
       operations   available   to  common
       shareholders (numerator)
                                                $ (30,026)   $ 57,059
                                               ----------   ----------
        Weighted  average  number of common
        shares outstanding used in loss per
        share     during     the     period
        (denominator)
                                                6,507,130   6,321,699
                                               ----------   ----------

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

5.   INCOME TAXES
     ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The  Company  has  available  at  December  31,  2005,   unused  operating  loss
carryforwards of approximately $93,000, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $32,000 and $21,000 at December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $11,000 during the year ended December 31, 2005.

6.   RELATED PARTY TRANSACTIONS
     --------------------------

The Company has engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the years ended December 31, 2005 and 2004, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht's firm of $1,567 and $324, respectively. As of December 31, 2005 and 2004, the Company had amounts due to Mr. Lebrecht of approximately $17,000 and $24, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company recorded this advance as a payable to stockholder as of December 31, 2003. On March 26, 2004, The Lebrecht Group, APLC, agreed to forgive amounts owed to them of $73,955, including the $10,000 advance. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

The Company's President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000 for the year ended December 31, 2004. As of December 31, 2003, the Company had amounts due to Mr. Berg of $9,400, which were recorded in accounts payable and accrued liabilities in the accompanying financial statements. On March 26, 2004, the Company's director and officer agreed to forgive $9,400 of the Company's debt owed to him. As of December 31, 2005, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for the year ended December 31, 2004.

In addition, one of the Company's directors, Mr. Gadawski, provided consulting services to the Company in 2005 and 2004. As of December 31, 2005, the Company had $1,250 due to Mr. Gadawski for services rendered during the year ended December 31, 2005.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. As of December 31, 2005, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940.

7.   SUBSEQUENT EVENTS
     -----------------

On  February  10,  2006,  the Company  entered  into a letter of intent with the shareholders of DaLian RunZe Chemurgy Co., Ltd (the "Purchasers.") The Purchasers agreed to pay a total of $515,000 to The Lebrecht Group, APLC ("TLG,") legal counsel for the Company, the Company and its controlling shareholders. Upon signing the letter of intent, the Purchasers paid $300,000 as a deposit and the remaining amount will be paid at the closing of the Transaction. Subsequent to entering into this letter of intent, the Purchasers were replaced with China Agro Sciences Corp., a Florida corporation, and the terms of the letter of intent remained the same.

On March 15, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement") with China Agro Sciences Corp., a Florida corporation ("China Agro") whereby, at the closing, China Agro will merge with DaLian Acquisition Corp, a Florida corporation that is a wholly-owned subsidiary created by the Company in 2006 for this merger. As a result of the merger, China Agro will become a wholly-owned subsidiary of the Company, and the Company will issue 13,349,488 shares of its common stock to the former owners of China Agro. At the same time, certain of the China Agro shareholders will acquire 5,500,000 shares of the Company's common stock directly from the Company's majority shareholder, director, and sole officer, Carl M. Berg, and his holding company. Following the closing, the China Agro shareholders will own 18,849,488 shares of the Company's common stock, or 94.2% of the Company's then-outstanding 20,000,000 shares. As a condition precedent to the closing, the Company is required to take certain steps that will require shareholder approval, including terminating its status as a Business Development Company under the Investment Company Act of 1940. The closing of the Agreement shall take place no later than May 31, 2006, unless extended by a written agreement.