Form 10-Q
period 2006-03-31
CHINA AGRO SCIENCES CORP.
filed 2006-05-16
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-49687

China Agro Sciences Corp.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)

100 Wall Street - 15th Floor New York, NY (Address of principal executive offices)	10005 (Zip Code)

Registrant's telephone number, including area code (212) 232-0120

M-GAB Development Corporation 9900 Research Drive Irvine, CA 92618 (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X] .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2006, there were 20,000,000 shares of common stock, par value $0.001, issued and outstanding.

China Agro Sciences Corp.

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

ITEM 1 Financial Statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Balance Sheet

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash	$-	$-

Long term assets:
Investment in stock	-	25,000

Total assets	$-	$25,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$43,467	$21,946

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; No shares issued or outstanding at March 31, 2006	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized; 6,550,512 shares issued and outstanding	6,550	6,550
Additional paid in capital	89,674	89,674
Deficit accumulated during the development stage	(139,691)	(93,170)
Total stockholders' equity	(43,467)	3,054

Total liabilities and stockholders' equity	$-	$25,000

The accompanying condensed notes are an integral part of these unaudited condensed financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Statement of Operations

	Cumulative from inception (March 27, 2001) through March 31, 2006	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenue	$-	$-	$-

General and administrative expenses	198,046	21,521	8,145

Other income (expense)	58,355	(25,000)	-

Net loss	$(139,691)	$(46,521)	$(8,145)

Basic and diluted net loss per share		$(0.01)	$(0.00)

Weighted average shares outstanding		6,550,512	6,383,845

The accompanying condensed notes are an integral part of these unaudited condensed financial statements.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Unaudited Condensed Statement of Cash Flows

	Cumulative from inception (March 27, 2001) to March 31, 2006	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Cash flows from operating activities:
Net income (loss)	$(139,691)	$(46,521)	$(8,145)
Adjustments to reconcile net loss to cash used in
operating activities:
Contributed capital for services rendered	14,199	-	-
Impairment of investment	25,000	25,000	-
Increase (decrease) in accounts payable
and accrued liabilities	33,468	21,521	(7,529)
Net cash used by operating activities	(67,024)	(0)	(15,674)

Cash flows from financing activities:
Proceeds from issuance of stock	57,024	-	-
Advance from shareholder	10,000	-	-
Net cash provided by financing activities	67,024	-	-

Net increase (decrease) in cash	(0)	-	(15,674)

Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$(0)	$-	$1,729

Supplemental Schedule of Noncash Operating Activities:
Forgiveness of accounts payable and payable
to stockholder	$83,355	$-	$-
Impairment of investment	$25,000	$25,000	$-

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations. M-GAB Development Corporation (the "Company") was incorporated in Florida on March 27, 2001. Effective April 28, 2006, the Company changed its name to China Argo Sciences Corp. The fiscal year end of the Company is December 31. Planned principal operations of the Company have not yet commenced; activities to date have been limited to forming the Company, developing its business plan, and obtaining initial capitalization. On May 16, 2003, the Company filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. Subsequent to the BDC election the Company’s principal business is to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services.

Principles of Accounting. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.

Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

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
Shares Issued in Exchange for Services. The fair value of shares issued in exchange for services rendered to the Company is determined by the Company’s officers and directors, as there is currently no market for the Company’s stock.

Cash and Cash Equivalents. The Company includes cash on deposit and short-term investments with original maturities less than ninety days as cash and cash equivalents in the accompanying financial statements.

General and Administrative Expenses. The Company’s general and administrative expenses consisted primarily of legal and accounting fees for the three months ended March 31, 2006 and 2005.

Research and Development. Research and development costs are expensed as incurred as required by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” As of March 31, 2006, no research and development costs have been incurred.

Advertising. Advertising costs are charged to operations when incurred. The Company has not incurred any advertising costs.

Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in previously issued standards. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation is charged to expense over the shorter of the service or vesting period. Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable, and charged to expense over the service period.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has no established source of revenue, and as of March 31, 2006, the Company had negative working capital. In addition, the Company has been in the development stage since its inception in 2001 and is dependent on outside financing to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

Management’s plans in regard to these matters are to continue to raise additional capital from selling the Company’s stock. However, there is no assurance that the Company will be able to obtain such financing. Management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7 - Subsequent Events.

3.	STOCKHOLDERS’ EQUITY

Founders’ Stock. The Company issued 6,000,000 shares of common stock on April 20, 2001 for cash totaling $600.

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

Registered Stock Offering. During the quarter ended December 31, 2002, the Company sold 10,000 shares of its common stock at $0.10 per share for total proceeds of $1,000. The stock offering was pursuant to the Company’s effective Form SB-2/A registration statement dated November 15, 2001. The Company used the proceeds to repay advances and general and administrative expenses. The Company’s registered offering expired on October 30, 2002.

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

The Company has computed the fair value of the stock warrants issued to be $0.02 per warrant. The Company recorded the total fair value of the warrants of $7,217 as an increase to its additional paid in capital in the accompanying financial statements. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions: risk-free interest rate of 6.0%, expected dividend yield of 0, expected life of 3 years, and expected volatility of 1.0.

Stock Exchange Agreement. On April 1, 2005, the Company entered into a Stock Exchange Agreement with NuQuest, Inc. (“NuQuest”). Pursuant to the agreement, the Company agreed to issue a total of 166,667 shares of its common stock to NuQuest in exchange for a total of 20,000 shares of restricted NuQuest common stock. The value of the stock to be exchanged by both parties was agreed to be $25,000. NuQuest further agreed to declare a dividend and distribute the shares of the Company’s exchanged common stock pro-rata to all of their shareholders except for three, who agreed to forego the dividend. The Company has recorded the NuQuest shares as a long term asset on the enclosed balance sheet as of December 31, 2005. During the three months ended March 31, 2006, the Company recorded a valuation allowance of $25,000 related to its investment in NuQuest shares.

Amended and Restated 2001 Stock Option Plan. The Company’s Board and shareholders approved a Stock Option Plan, effective June 1, 2001. The plan was amended by the Board and shareholders to the Company’s Amended and Restated 2001 Omnibus Securities Plan, effective May 27, 2004 (“2001 Plan”). The 2001 Plan limits the aggregate number of shares available to 600,000. Each award under the 2001 Plan will be evidenced by a Stock Purchase Agreement; each agreement will establish the vesting requirements and the maximum term of the options granted. On November 4, 2003, the Company agreed to issue 600,000 stock options to two directors under the 2001 Plan. In accordance with the Company’s status as a business development company, the stock options will not be issued until the Securities and Exchange Commission (“SEC”) approves the issuances.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

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

See Note 7 Subsequent Events for discussion of the Company’s merger transaction which was completed in May 2006.

4. LOSS PER SHARE

The following data show the amounts used in computing net loss per share for the periods presented:

	For the Three Months Ended March 31,
	2006	2005

Loss from continuing operations available to common shareholders (numerator)	$(46,521)	$(8,145)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	6,550,512	6,383,845

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

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

The Company has available at March 31, 2006, unused operating loss carryforwards of approximately $139,000, which may be applied against future taxable income and which expire in various years through 2026. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets were approximately $47,000 and $32,000 at March 31, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $15,000 during the three months ended March 31, 2006.

6.	RELATED PARTY TRANSACTIONS

The Company has engaged one of its shareholders, Mr. Lebrecht, as its corporate counsel. For the three months ended March 31, 2006 and 2005, the Company incurred total legal services and out of pocket costs to Mr. Lebrecht’s firm of $16,500 and nil, respectively. As of March 31, 2006 and December 31, 2005, the Company had amounts due to Mr. Lebrecht of approximately $37,000 and $17,000, respectively, which are recorded in accounts payable and accrued liabilities in the accompanying financial statements. In addition, the Company received an advance of $10,000 from Mr. Lebrecht for organizational costs. The Company recorded this advance as a payable to stockholder as of December 31, 2003. On March 26, 2004, The Lebrecht Group, APLC, agreed to forgive amounts owed to them of $73,955, including the $10,000 advance. The forgiveness of these amounts was recorded as other income in the accompanying financial statements for the period from inception to March 31, 2006. See Note 7 Subsequent Events.

The Company’s President, Mr. Berg, has elected to forego a salary during its early development stages. Mr. Berg has also provided office space to the Company. In prior years, the Company estimated the value of these services to be $6,000. As of December 31, 2003, the Company had amounts due to Mr. Berg of $9,400, which were recorded in accounts payable and accrued liabilities in the accompanying financial statements. On March 26, 2004, the Company’s director and officer agreed to forgive $9,400 of the Company’s debt owed to him. As of March 31, 2006, there were no amounts due Mr. Berg. The forgiveness of debt was recorded as other income in the accompanying financial statements for period from inception to March 31, 2006.

In addition, one of the Company’s directors, Mr. Gadawski, provided consulting services to the Company in 2006 and 2005. As of March 31, 2006, the Company had $1,250 due to Mr. Gadawski for services rendered during the three months ended March 31, 2006.

In November 2003, the Company agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. As of March 31, 2006, the Company has not issued these options, as this issuance of options is subject to approval of the SEC pursuant to provisions of the Investment Company Act of 1940. See Note 7 Subsequent Events.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

7.	SUBSEQUENT EVENTS

Merger Transaction

On February 10, 2006, the Company entered into a letter of intent with the shareholders of DaLian RunZe Chemurgy Co., Ltd (the “Purchasers.”) The Purchasers agreed to pay a total of $515,000 to the Company and the Company’s controlling shareholders, including The Lebrecht Group, APLC (“TLG,”) legal counsel for the Company. Upon signing the letter of intent, the Purchasers paid $300,000 as a deposit and the remaining amount will be paid at the closing of the Transaction. Subsequent to entering into this letter of intent, the Purchasers were replaced with China Agro Sciences Corp., a Florida corporation, and the terms of the letter of intent remained the same.

On March 15, 2006, the Company entered into an Agreement and Plan of Merger with China Agro Sciences Corp., a Florida corporation (“China Agro”) whereby, at the closing, China Agro will merge with DaLian Acquisition Corp (“DaLian”), a wholly-owned subsidiary of the Company formed in 2006 (the “Merger Agreement.”) The transaction closed on May 1, 2006, at which time, in accordance with the Merger Agreement, DHC merged into DaLian, whereby DHC remained the surviving entity and DaLian ceased to exist. Upon this merger, the Company issued 13,449,488 shares of its common stock to the former shareholders of DHC.

In addition, certain of the DHC shareholders acquired 5,500,000 shares of China Agro directly from our then majority shareholder, director, and sole officer, Carl M. Berg, and his holding company, Sadie, LLC. Following the closing, the DHC shareholders owned 18,949,488 shares of our common stock, or 94.7% of our outstanding 20,000,000 shares. As a result of the DHC transaction we terminated our status as a business development company and, through DHC, we became a development stage company specializing in the sale and distribution of pesticides and herbicides. Our only operations after this transaction are conducted through our wholly-owned subsidiary, Ye Shon, which controls the assets and operations of Runze, an entity with operations in the People's Republic of China.

In addition, as part of the closing, the Company’s legal counsel agreed to forgive approximately $43,500 owed them up through the closing date, the Company cancelled both its 2001 Stock Option Plan and its 2004 Stock Option Plan, two of the Company’s Directors, Mr. Stewart and Mr. Gadawski, agreed to release any claim of options which were promised and not yet issued under the 2001 Stock Option Plan, and the Company cancelled the warrants to acquire 333,334 M-GAB Common Shares issued to certain of its shareholders. In addition, concurrent with the closing, Mr. Berg, Mr. Gadawski and Mr. Stewart resigned as directors and were replaced by Mr. Zhengquan Wang and Mr. John C. Leo. Mr. Berg also resigned as the Company’s sole officer and was replaced by Mr. Wang as Chief Executive Officer, Chief Financial Officer, and Mr. Leo as Secretary.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

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

Overview

We were incorporated under the name M-GAB Development Corporation in March 2001. From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure. On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. As a BDC our principal business was to make venture capital investments in early-stage and/or developing enterprises that were principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. The principal objective was long-term capital appreciation. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we were prepared to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which were looking to invest. As a BDC we never made any investments into eligible portfolio companies.

On March 10, 2006, we formed a wholly-owned subsidiary, DaLian Acquisition Corp, a Florida corporation (“DaLian”). On May 1, 2006, DaLian merged with Dalian Holding Corp., a Florida corporation (“DHC”) that was formed by non-affiliated party on March 9, 2006. As a result of this merger DHC remained as the surviving entity and DaLian ceased to exist. Prior to DaLian’s merger with DHC, DHC acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”). Ye Shun is a Hong Kong registered enterprise. Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong.

In accordance with the terms of the Agreement, on April 28, 2006 we terminated our status as a business development company under the Investment Company Act of 1940 and, through our wholly-owned subsidiary, became a development stage company specializing in the sale and distribution of pesticides and herbicides. After the close of this transaction our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

Since this transaction did not close until May 1, 2006, and we were a BDC throughout the entire period covered by this report, this discussion and analysis primarily relates to our business as a BDC during the quarter ended March 31, 2006, but will refer to our post-merger herbicide and pesticide operations when looking to our operations after May 1, 2006.

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board.  Our trading symbol is MGBD.

Our financial statements have been prepared assuming we will continue as a going concern. Because we did not generate any revenues through March 31, 2006, and had minimal capital resources, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

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
March 31, 2006

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

As noted above, on April 28, 2006, we terminated our status as a business development company under the Investment Company Act of 1940. We never made any investments in eligible portfolio companies.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Results of Operations

Revenues and Loss from Operations

We did not have any revenues for the quarter ended March 31, 2006. As noted above, on May 1, 2006, our subsidiary, Dalian, merged with DHC, with DHC remaining as the surviving entity. DHC owns Ye Shun, which in turn owns Runze. Runze is an operating herbicide and pesticide business. According to Ye Shun’s unaudited financial statements for the three months ended December 31, 2005, which included Runze’s operations, Ye Shun generated $986,894 in revenues for that three month period. Since we have not operated Ye Shun and Runze for a full quarter we do not know if these revenues are indicative of future quarters and our revenues from quarter-to-quarter may differ significantly depending on the results of Ye Shun and Runze’s operations. Our operating expenses increased when compared to the same quarter during the previous year due, primarily, to the fact we incurred additional costs related to legal, accounting and transfer agent services. According to Ye Shun’s unaudited financial statements for the three months ended December 31, 2005, which included Runze’s operations, Ye Shun had operating expenses totaling $817,856. We do not know if these will be indicative of operating expenses for Ye Shun in future quarters.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

Our total operating losses for the quarter ended March 31, 2006, were $21,521, compared to $8,145 for the quarter ended March 31, 2005. Our expenses for the quarter were made up entirely of general and administrative expenses. General and administrative expenses consist of accounting, insurance, and other professional fees for the quarters ended March 31, 2006 and 2005. We also had other income (expense) of ($25,000), which is valuation allowance of $25,000 related to our investment in the 20,000 shares of NuQuest stock. This allowance was applied at the suggestion of our auditors because NuQuest does not have current financial statements.

Net Income (Loss)

We had net loss for the quarter ended March 31, 2006 of ($46,521), compared to a net loss of ($8,145) for the same quarter a year ago. According to Ye Shun’s unaudited financial statements for the three months ended December 31, 2005, which included Runze’s operations, Ye Shun had net income (loss) of $169,038 for the three-month period. We do not know if this net income will be indicative of future quarters. Due to the fact that Ye Shun and Runze’s operations are relatively new we anticipate that our net income (loss) could differ significantly from quarter to quarter.

Liquidity and Capital Resources

Introduction

As of March 31, 2006, we had no cash and our only asset was an investment in NuQuest, Inc. common stock which has been valued at nil. Our total current liabilities as of March 31, 2006 were $43,467 consisting entirely of accrued liabilities. Given our merger with DHC, our financial results at the end of future quarters could differ significantly. Currently we hope to fund operations out of our sales of herbicides and pesticides going forward, but there is no assurance we will be able to do so. If we are not able to do so we would likely fund operations through the sale of our stock and from loans.

Our cash, investment in stocks, accounts payable and accrued liabilities, and total current liabilities for this three-month period as compared to the end of our last fiscal year were:

	As of March 31, 2006	As of December 31, 2005	Change

Cash	$-	$-	$0
Investment in stock	-	25,000	(25,000)
Accounts payable and accrued liabilities	43,467	21,946	21,521
Total current liabilities	43,467	21,946	21,521

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

Cash Requirements

Our cash requirements during the quarter ended March 31, 2006 were minimal, related only to the cost of maintaining the Company in good standing. Last year we raised a small amount of capital through an offering under Regulation E, which covered our expenses for approximately twelve (12) months. For the three-month period ended March 31, 2006 our net cash used in operating activities was $0. However, following the merger with DHC we anticipate our cash requirements will significantly increase. Based on Ye Shun’s financial statements, consolidated with Runze, for the quarter ended December 31, 2005, we hope to cover most of our cash requirements going forward from the revenues from the sales of Runze’s herbicides and pesticides. If necessary, we anticipate raising additional funds through sale of our stock or from loans from our officers.

Sources and Uses of Cash

Operations

We did not receive any cash from operations for the three-month period ended March 31, 2006. As noted above, we used $0 in cash for operating activities during this three-month period. We paid our operating expenses primarily with the money raised from advances from our sole officer, Carl Berg, and one of our shareholders, Brian A. Lebrecht. We anticipate that both our cash generated from operations and used for operations will significantly increase due to the merger with DHC, and the operations of Ye Shun and Runze.

Financing

Prior to the merger with Ye Shun, we largely financed our operations from the sale of our common stock. Depending on results of our operations with Ye Shun, we may have to continue to pay our operating expenses out of the proceeds from financing activities.

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

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of March 31, 2006, about market risk that has any impact on our present business. Next quarter, our first with Ye Shun and Runze’s operations, we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

M-GAB DEVELOPMENT CORPORATION
(A Florida Development Stage Corporation)
Condensed Notes to Unaudited Financial Statements
March 31, 2006

For the three months ended March 31, 2006, our primary financial instruments were cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We did not have derivative financial instruments for speculative or trading purposes. We were not then exposed to any material currency exchange risk. However, due to the fact our new operations through Ye Shun and Runze are located primarily in China, with some business based on the exporting of herbicides and pesticides to other countries, we anticipate we will be exposed to currency exchange risks for the quarter ended June 30, 2006.

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

ITEM 1A  Risk Factors

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We did not make any investments into other companies.

Prior to the merger with DHC and our termination of our BDC status, we did not make any investments into other companies, and thus we had virtually no assets. We needed to raise sufficient capital before making investments into, and offering managerial assistance to, other companies, and we never raised that capital.

We have never generated any revenue, and we are not profitable.

We were incorporated in March 2001, and did not generate any revenue prior to March 31, 2006. Our primary activity prior to the merger transaction with DHC was the development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

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

We are dependent on the expertise of our officers, Zhengquan Wang and John C. Leo, and each of our directors, for the processes we use for manufacturing, our distribution methods, and sales methods for our herbicide and pesticide products. Our future success depends to a significant extent on the continued service and coordination of its senior management team.

Our manufacturing plants are located in China and our pesticide and herbicide production, sale and distribution is subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iii) international trade restrictions; and iv) international conflict. Additionally, as a pesticide and herbicide manufacturer located in China, we are a state-licensed company and facility and subject to Chinese regulation and environmental laws. The Chinese government has been active in regulating the pesticide industry. If we were to lose our state-licensed status we would no longer be able to manufacture herbicides or pesticides in China, which is our sole operation.

We depend upon governmental laws and regulations that may be changed in ways that hurt our business.

Our business and products are subject to government regulations mandating the use of pesticides and herbicides in China and other countries. Changes in the laws or regulations in China, or other countries we sell into, that govern or apply to our operations could have a materially adverse effect on our business. For example, the law could change so as to prohibit the use of certain chemical agents in herbicides and pesticides. If our herbicides or pesticides contained that chemical agent then such a change would reduce our productivity of that product.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in Renminbi and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We currently sell our pesticides in Bolivia, Vietnam, and Indonesia, and we are subject to those countries’ regulations and the import/export policies of those countries and China.

We currently sell our pesticides in Bolivia, Vietnam, and Indonesia and are regulated in all those countries, including the regulation of what can and cannot be contained in our herbicides and pesticides. If we fail to meet the environmental regulation in any of these countries we could be prohibited from selling our herbicides and/or pesticides in those countries. In addition, our ability to export our products from China to these countries is subject to international treaties and the laws of each of these countries. If those treaties change or are terminated we may be prohibited from selling our products in one or more of these countries.

Our business success largely relies on ability to operate our Acetochlor manufacturing facility.

Our business is not diversified. Our success is largely dependent upon our ability to operate our Acetochlor manufacturing facility. We do not currently have other pesticides it produces in large quantities if we are unable to effectively operate our Acetochlor facility and manufacture Acetochlor. We also currently do not have other lines of business outside of the production of pesticides to rely on if the pesticide business declines or if our Acetochlor facility can not operate at full capacity or for any extended period of time.

We give no assurances that any plans for future expansion will be implemented.

We plan on starting construction of a second Acetochlor manufacturing facility with 10,000-ton annual output in 2006. However, we have not made any definitive plans or signed any binding agreements to implement this expansion strategy. We may decide to use operating income to finance these expenditures, which would reduce our operating capital.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will face a lot of competition, some of which may be better capitalized and more experienced than us.

We face competition in the herbicide and pesticide industry. Although we view ourselves in a favorable position vis-à-vis our competition, some of the other herbicide and pesticide producing companies that sell into our markets may be more successful than us and/or have more experience and money that we do. This additional experience and money may enable our competitors to produce more effective herbicides and/or pesticides and be sell their product with more success than we are able to, which would decrease our sales.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, some of our executive officers and our directors may be residents of China and not of the United States, and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

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

Merger Transaction

As previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation (hereinafter “We” or “China Agro”) entered into an Agreement and Plan of Merger (the “Agreement”) with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) (“DHC”). This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”). As a result of the merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC. At the same time, certain of the DHC shareholders acquired 5,500,000 China Agro shares directly from our then majority shareholder, director, and sole officer, Carl M. Berg, and his holding company, Sadie, LLC. Following the closing, the DHC shareholders owned 18,949,488 shares of our common stock, or 94.7% of our outstanding 20,000,000 shares. As a result of the DHC transaction we terminated our status as a business development company and, through our wholly-owned subsidiary, became a development stage company specializing in the sale and distribution of pesticides and herbicides. Our only operations after this transaction are conducted through our wholly-owned subsidiary, which controls the assets and operations of Runze.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 (1)	Articles of Incorporation of China Agro Sciences Corp.

3.2 (1)	Bylaws of China Agro Sciences Corp.

10.1 (2)	Stock Exchange Agreement with NuQuest, Inc., dated April 1, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

China Agro Sciences Corp.

Date: May 15, 2006	By:	/s/ Zhengquan Wang
Zhengquan Wang President, Director, Chief Executive Officer, Chief Financial Officer