Form 10-Q
period 2006-06-30
CHINA AGRO SCIENCES CORP.
filed 2006-08-21
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____    No   X

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006, there were 20,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS
(U.S. $)

	JUNE 30, 2006	SEPTEMBER 30, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$195,703	$77,250
Accounts receivable	4,337,858	-
Inventories	1,884,721	125,567
Prepaid taxes	257,511	42,398
Other current assets	15,353	7,493
TOTAL CURRENT ASSETS	6,691,146	252,708

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	6,268,715	5,761,865

TOTAL ASSETS	$12,959,861	$6,014,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,418,261	$1,121,271
Due to affiliated company	1,289,904	1,380,153
Accrued expenses and sundry current liabilities	531,704	2,654
TOTAL CURRENT LIABILITIES	7,239,869	2,504,078

LONG-TERM DEBT	319,741	311,066

STOCKHOLDERS’ EQUITY	5,400,251	3,199,429

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,959,861	$6,014,573

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(U.S.$)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

SALES	$4,094,201	$-	$9,908,385	$-

COSTS AND EXPENSES:
Cost of sales	2,934,109	-	7,259,998	-
General and administrative expenses	373,586	72,953	631,884	208,344
TOTAL COSTS AND EXPENSES	3,307,695	72,953	7,891,882	208,344

NET INCOME (LOSS)	$786,506	$(72,953)	$2,016,503	$(208,344)

EARNINGS PER SHARE	$0.04	N/A	$0.10	N/A

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(US $)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	(ACCUMULATED DEFICIT) RETAINED EARNINGS	OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE INCOME

BALANCE-SEPTEMBER 30, 2005	3,738,900	$-	$(558,896)	$19,425	$3,199,429	$-

Common Stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	-	-	-	20,000	-

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-	-	-	-	-

Effect of stock splits and return of shares	(3,738,900)	3,738,900	-	-	-	-

Translation adjustment	-	-	-	164,319	164,319	164,319

Net income	-	-	2,016,503	-	2,016,503	2,016,503

Comprehensive income	-	-	-	-	-	$2,180,822

BALANCE-JUNE 30, 2006	20,000	$3,738,900	$1,457,607	$183,744	$5,400,251

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(US $)

	NINE MONTHS ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$2,016,503	$(208,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	409,552	159,699
Changes in operating assets and liabilities:
Accounts receivable	(4,337,858)	(29)
Inventories	(1,755,652)	126,293
Prepaid taxes	(213,931)	(9,592)
Other current assets	(7,651)	1,271
Accounts payable	4,265,721	602,342
Accrued expenses and other current liabilities	528,150	203,292
NET CASH PROVIDED BY OPERATING ACTIVITIES	904,834	874,932

INVESTING ACTIVITIES:
Acquisition of property and equipment	(755,722)	(540,380)
NET CASH USED IN INVESTING ACTIVITIES	(755,722)	(540,380)

FINANCING ACTIVITIES:
Short-term bank loan	-	(363,000)
Loan from affiliated company	(128,737)	63,451
NET CASH USED IN FINANCING ACTIVITIES	(128,737)	(299,549)

EFFECT OF EXCHANGE RATE ON CASH	21,787	-

INCREASE IN CASH AND CASH EQUIVALENTS	42,162	35,003

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	153,541	18,276

CASH AND CASH EQUIVALENTS - END OF PERIOD	$195,703	$53,279

The accompanying condensed notes are an integral part of these unaudited condensed financial statements

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Merger transaction

On February 10, 2006, the Company entered into a letter of intent with the stockholders of DaLian RunZe Chemurgy Co., Ltd. (the “Purchasers”). The Purchasers agreed to pay a total of $515,000 to the Company and the Company’s controlling stockholders, including the Lebrecht Group, APLC (“TLG”), legal counsel for the Company. Upon signing the letter of intent, the Purchasers paid $300,000 as a deposit and the remaining amount will be paid at the closing of the transaction. Subsequent to entering into this letter of intent, the Purchasers were replaced with China Agro Sciences Corp., (“China Agro”) a Florida corporation, and the terms of the letter of intent remained the same.

On March 15, 2006, the Company entered into an Agreement and Plan of Merger with China Agro whereby, at the closing, China Agro will merge with DaLian Acquisition Corp. (“DaLian”), a wholly-owned subsidiary of the Company formed in 2006 (the “Merger Agreement”), The transaction closed on May 1, 2006, at which time, in accordance with the Merger Agreement, DaLian Holding Corp. (“DHC”) merged into DaLian, whereby DHC remained the surviving entity and DaLian ceased to exist. Upon this merger, the Company issued 13,449,488 shares of its common stock to the former stockholders of DHC.

In addition, certain of the DHC stockholders acquired 5,500,000 shares of the Company from the then majority stockholder, director and sole officer and his holding company. Following the closing, the DHC stockholders owned 18,949,488 shares of the Company’s common stock, or 94.7% of the Company’s outstanding 20,000,000 shares. As a result of the DHC transaction, the Company terminated their status as a business development company and, through DHC, became a development stage company specializing the sale and distribution of pesticides and herbicides. The Company’s only operations after this transaction are conducted through their wholly-owned subsidiary (Ye Shen) which controls the assets and operations of Runze, an entity with operations in the People’s Republic of China (“PRC”).

The above transaction was accounted for as a reverse merger and, accordingly, DaLian is considered to be the surviving entity.

Business description

The Company specialized in the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects. Their manufacturing and distribution operations are based in the PRC, which is where the majority of the Company’s sales to date have occurred.

Accounting methods

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30th.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

The Company maintains cash and cash equivalents with financial institutions in the PRC and Hong Kong. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

Inventories

Inventories are valued at the lower of cost as determined by the first-in, first-out method or market.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (“RMB”). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

2.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	Amount
	June 30, 2006	September 30, 2005	Life

Machinery and equipment	$2,439,399	$2,373,149	5-10 years
Furniture, fixtures and office equipment	17,083	16,621	5-7 years
Building and building improvements	4,662,885	3,798,732	40 years
Automobile	13,712	13,340	5 years
	7,133,079	6,201,842
	864,364	439,977

Accumulated depreciation	$6,268,715	$5,761,865

3.      DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

4.	LONG-TERM DEBT

This obligation bears interest at .03% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($28,300) commencing in August 2010.

5.	RISK FACTORS

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers invoices, shipping documents and signed contracts.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash. As of June 30, 2006, substantially all of the Company’s cash was managed by financial institutions.

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations. The Company’s costs to comply with these laws and regulations are charged to expense as incurred.

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

Overview

We are a development stage company specializing in the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects. We currently have four herbicides and pesticides we are either producing or testing for future release: Acetochlor, Razesor, Emamectin benzoate, and Clethodim. Our manufacturing and distribution operations are based in the Peoples Republic of China, which is where the majority of our sales to date have occurred.

However, our objective is to grow our sales both within China, as well as to other agriculturally-based countries in the region. To that end we have recently set up sales offices in Bolivia, Vietnam, and Indonesia, which are responsible for the testing, demonstration, registration, and marketing of our products in their respective regions.

We intend to grow by increasing our capacity at our primary manufacturing facility in China, and by selling the additional products in both China, by taking advantage of the changing landscape of the herbicide and pesticide industry in China, as well as by targeting our sales to other developing countries in the region as the Chinese laws and regulations, as well as those in certain other countries, will allow.

Background

We were incorporated under the name M-GAB Development Corporation in March 2001. From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure. On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. As a BDC our principal business was to make venture capital investments in early-stage and/or developing enterprises that were principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. The principal objective was long-term capital appreciation. Consistent with our previous status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we were prepared to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which were looking to invest. As a BDC we never made any investments into eligible portfolio companies.

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

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board.  Our trading symbol is CHAS.

Our merger transaction closed on May 1, 2006. During the three months covered by this report we were a BDC for a portion of the quarter and a company in the pesticide industry for the remainder of the quarter. The merger transaction is being accounted for using the reverse purchase method of accounting for financial reporting purposes since: (i) prior to this transaction China Agro had little or no substantial assets or business operations, (ii) post-closing, the former owners of DHC now own approximately 95% of China Agro and therefore control China Agro, and (iii) post-closing, the only continuing business operations of China Agro are those of DHC. In accordance with the reverse purchase method of accounting the historical financial numbers disclosed in this quarterly report are those historical numbers of DHC and Runze and does not cover our previous operations as a BDC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Results of Operations

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005

Revenues	$4,094,201	$-
Cost of revenue	2,934,109	-
General and Administrative Expenses	373,586	72,953

Operating income (loss)	$786,506	$(72,953)

Revenues

We had $4,094,201 in sales for the three months ended June 30, 2006, compared to no revenues from the same period one year earlier when we were still formulating our products and did not have any sales. The revenue generated for the quarter ended June 30, 2006 can primarily be attributed to the sales of our products through our sales distribution network. Our sales for this period were primarily derived from our sales channels on the provincial and township levels. We believe we have received tremendous support and loyalty on both levels from agents, retailers, and wholesale distributors.

Cost of Revenue

Our cost of revenue was $2,934,109 for the three month period ended June 30, 2006. During the same period ended June 30, 2005, we had no cost of revenue as we did not have any sales of our products. For the three month period ended June 30, 2006, our cost of revenue was primarily attributed to the costs of the raw materials we purchased for the manufacture of our products and the operating costs associated with our production lines.

Total Operating Expenses

Our total operating expenses were $3,307,695 for the three month period ended June 30, 2006 compared to $72,953 for the same period ended June 30, 2005. The increase for the most recent period can be attributed to an increase in our cost of goods sold, which is directly related to the sales of our products. For the three month period ended June 30, 2005, total operating expenses consisted solely of general and administrative expenses.

Net Income (Loss)

Net income for the three month ended June 30, 2006 totaled $786,506. For the same period ended June 30, 2005, we totaled losses of ($72,953). Our increase in profit can be attributed to the high growth of sales of our low toxic pesticides and herbicides which include acethoclor, emamectin benzoate, and clethodim. We believe the market for our products has been increasing in anticipation of regulatory government bans on high toxic and residue products.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Results of Operations

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005

Revenues	$9,908,385	$-
Cost of revenue	7,259,998	-
General and Administrative Expenses	631,884	208,344
Operating income (loss)	$2,016,503	$(208,344)

Revenues

We had $9,908,385 in sales for the nine months ended June 30, 2006, compared to no revenues from the same period one year earlier when we were still formulating our products and did not have any sales. The revenue generated for the nine months ended June 30, 2006 can primarily be attributed to the sales of our products through our sales distribution network. As noted above, our sales for this period were primarily derived from our sales channels on the provincial and township levels.

Cost of Revenue

Our cost of revenue was $7,259,998 for the nine month period ended June 30, 2006. During the same period ended June 30, 2005, we had no cost of revenue as we did not have any sales of our products. For the nine months ended June 30, 2006, our cost of revenue was primarily attributed to raw material costs and operational costs during the manufacturing process.

Total Operating Expenses

Our total operating expenses were $7,891,882 for the nine month period ended June 30, 2006 compared to $208,344 for the same period ended June 30, 2005. The increase for the most recent period can be attributed to an increase in our cost of goods sold, which is directly related to the sales of our products. For the nine month period ended June 30, 2005, total operating expenses consisted solely of general and administrative expenses.

Net Income (Loss)

Net income for the nine month ended June 30, 2006 totaled $2,016,503. For the same period ended June 30, 2005, the totaled losses of ($208,344). Our increase in profit can be attributed to the high growth of sales of our low toxic pesticides and herbicides which include acethoclor, emamectin benzoate, and clethodim. We believe the market for our products has been increasing in anticipation of regulatory government bans on high toxic and residue products.

Liquidity and Capital Resources

Introduction

As of June 30, 2006, we had cash and cash equivalents totaling $195,703, accounts receivable totaling $4,337,858, inventory totaling $1,884,721, prepaid taxes of $257,511, and other current assets totaling $15,353. Our accounts receivable are primarily amounts owed to us from our distributors and retail customers. Our current inventory is primarily our stock of raw material chemicals and finished chemical products awaiting shipment and distribution. Our total current liabilities as of June 30, 2006 were $7,239,869, consisting primarily of accounts payable of $5,418,261 and accrued expenses and sundry current liabilities totaling $1,821,608. Our accounts payable are primarily owed to the suppliers of our raw materials, including the majority due to Dalian Ruize, an affiliated company owned by Mr. Wang our Chief Executive Officer and a Director. Given the fact our operations began during this year our financial results at the end of future quarters could differ significantly. Currently we hope to fund operations out of our sales of herbicides and pesticides going forward, but there is no assurance we will be able to do so. If we are not able to do so we would likely fund operations through the sale of our stock and from loans.

Our cash, accounts receivable, inventories, accounts payable (due to an affiliated company) and accrued liabilities, and total current liabilities at the end of this three-month period as compared to the end of our last fiscal year were:

	As of June 30, 2006	As of September 30, 2005	Change

Cash and cash equivalents	$195,703	$77,250	$118,453
Accounts receivable	4,337,858	-	4,337,858
Inventories	1,884,721	125,567	1,759,154
Accounts payable	5,418,261	1,121,271	4,296,990
Accrued expenses and sundry current liabilities	1,821,608	1,382,807	438,801
Total current liabilities	$7,239,869	$2,504,078	$4,735,791

Cash Requirements

We intend to use our available funds as working capital and to make expansion in our existing lines of business. We believe that our available funds will provide us with adequate capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Sources and Uses of Cash

Operations

Net cash provided by operating activities totaled $904,834 for the nine months ended June 30, 2006, as compared to $874,932 for the same period ended June 30, 2005. The increase in net cash provided by operating activities was primarily due to the expansion in our business and the increased demand in working capital as a result.

Investing

Net cash used in investing activities totaled $755,722 for the nine months ended June 30, 2006, as compared to $540,380 for the same period ended June 30, 2005. This increase can be attributed to the investments we made in the acquisition of plant and equipment.

Financing

Net cash used in financing activities totaled $299,549 for the nine months ended June 30, 2005, as compared to $128,737 for the nine months ended June 30, 2006. Our net cash used for financing activities for the nine months ended June 30, 2006 related to our loan from an affiliated company. We have not applied for any other loans in expanding our business for the nine months ended June 30, 2006. The expansion of our sales channels was primarily achieved during the development stages of our company in 2005.

Debt Instruments, Guarantees, and Related Covenants

Our related party debt is non-interest bearing and payable on demand. Our long term debt obligation bears interest at .03% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($28,300) commencing in August 2010.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include interest rate changes in United States of America and the People’s Republic of China, commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our long term debt is based on variable interest rates and therefore affected by changes in market interest rates in People’s Republic of China. In addition, there may be interest charged on our accounts payable, as well as interest we charge on our accounts receivable, depending on their age. Typically these interest rates are fixed are not affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuation in market prices for our raw materials. To mitigate risk associated with increases in market prices and commodity availability, we negotiate contracts with favorable terms directly with vendors. We do not enter into forward contracts or other market instruments as a means of achieving our objectives or minimizing our risk exposures on these materials.

Foreign Currency Risks. Our market risk associated with foreign currency rates is not considered to be material. To date, we have only had minor amounts of transactions that were denominated in currencies other than the currency of the country of origin, and, therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

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

We were incorporated in March 2001, and did not generate any revenue prior to October 1, 2005. Our primary activity prior to the merger transaction with DHC was the development of our business plan, which has changed since our inception. Our success is dependent upon the successful development of our business model as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2006, pursuant to the DHC merger transaction discussed herein, we issued an aggregate of 13,449,488 shares of common stock of our common stock to the shareholders of DHC, all restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

In conjunction with the merger transaction a special meeting of shareholders, held on Thursday, April 27, 2006, the shareholders approved the following agenda items as set forth in the Company’s 14C Information Statement on file with the SEC:

1. Two individuals were elected to our Board of Directors, namely Zhengquan Wang and John C. Leo. Mr. Wang is an employee-director, while Mr. Leo is a non-employee-director. Neither of the individuals were directors before the meeting. In conjunction with their appointment, Mr. Carl Berg, our previous director, resigned. The results of the voting were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Zhengquan Wang	6,000,000	-0-	-0-	-0-	-0-
John C. Leo	6,000,000	-0-	-0-	-0-	-0-

The other matters on which the shareholders voted, and the results of voting, were:

2. The approval of a proposal to authorize our Board of Directors to withdraw our election to be treated as a business development company (“BDC”) pursuant to Section 54(c) under the Investment Company Act of 1940. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
6,000,000	-0-	-0-	-0-	-0-

3. An amendment to the Articles of Incorporation to change our name to China Agro Sciences Corp., to be effective on the closing of the merger transaction, as described herein. This agenda item passed as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
6,000,000	-0-	-0-	-0-	-0-

The amendment to the Articles of Incorporation was filed with the State of Florida on April 28, 2006, with an effective date of May 1, 2006.

A more detailed description of each agenda item at the special shareholders meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on April 3, 2006.

ITEM 5 Other Information

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

The above transaction is being accounted for using the reverse purchase method of accounting for financial reporting purposes since: (i) prior to this transaction China Agro had little or no substantial assets or business operations, (ii) post-closing, the former owners of DHC now own approximately 95% of China Agro and therefore control China Agro, and (iii) post-closing, the only continuing business operations of China Agro are those of DHC. In accordance with the reverse purchase method of accounting the historical financial numbers disclosed in this quarterly report are those historical numbers of DHC and Runze.

Change in Auditors

On June 21, 2006, as a result of the DHC merger, Ramirez International, the independent accountant previously engaged since our inception as the principal accountant to audit our financial statements, was formally dismissed as our auditors. The decision to dismiss Ramirez International was made on or about June 20, 2006, and approved by our Board of Directors after it was determined, that because of the merger with DHC our operations consisted primarily of the operations of DHC, it would be more appropriate for us to have auditors familiar with DHC’s operations to serve in that capacity.

In conjunction with Ramirez International’s dismissal, effective as of June 20, 2006, we engaged Paritz & Company, P.A., who is familiar with the historical financial statements of DHC and its subsidiaries, as the principal accountant to audit our financial statements.

The audit report of Ramirez International on the Company's financial statements as of December 31, 2005 and 2004, 2003 and 2002 and the period from inception (March 27, 2001) to December 31, 2001 (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, except the reports were modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the Audit Period, and during the period up to the dismissal of Ramirez International and through the appointment of Paritz & Company, P.A., as our new independent accountants, there were no disagreements with Ramirez International on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

We provided a copy of this disclosure to Ramirez International, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made by the Company and, if not, stating the respects in which they do not agree. Ramirez International provided written disclosure that they did not disagree with this disclosure.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of China Agro Sciences Corp.

3.2 (1)	Bylaws of China Agro Sciences Corp.

3.3 (2)	Articles of Amendment to Articles of Incorporation Changing Name to China Agro Sciences Corp.

3.4 (2)	Articles of Merger Merging DaLian Acquisition Corp. into China Agro Sciences Corp.

10.1 (3)	Agreement and Plan of Merger dated March 15, 2006

10.2 (2)	Extension of Closing Date

10.3 (2)	Agreement to Terminate Warrants dated April 28, 2006 by and between Clark Johnson and M-GAB Development Corporation

10.4 (2)	Agreement to Terminate Warrants dated April 28, 2006 by and between AMRES Holding, LLC and M-GAB Development Corporation

10.5 (2)	Agreement to Terminate Options dated April 28, 2006 by and between Kevin Gadawski and M-GAB Development Corporation

10.6 (2)	Agreement to Terminate Options dated April 28, 2006 by and between Mark Stewart and M-GAB Development Corporation

10.7 (2)	Form N-54C

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Pre-Effective Registration Statement on Form SB-2 dated and filed with the Commission on August 31, 2001.

(2) Incorporated by reference from our Current Report on Form 8-K dated May 1, 2006 and filed with the Commission on May 5, 2006.

(3) Incorporated by reference from our Current Report on Form 8-K dated April 1, 2005 and filed with the Commission on April 4, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Agro Sciences Corp.

Date: August 21, 2006	By:	/s/ Zhengquan Wang
Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer