Form 10-K
period 2006-09-30
CHINA AGRO SCIENCES CORP.
filed 2007-01-16
CIK 1158420

ECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number: 000-49687

China Agro Sciences Corp.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)
101 Xinanyao Street, Jinzhou District Dalian, Liaoning Province (Address of principal executive offices)	PRC 116100 (Zip Code)

Issuer’s telephone number (212) 232-0120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No X.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ___ No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ No X .

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date. As of January 3, 2007, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

China Agro Sciences Corp.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - BUSINESS

Business Overview

We were incorporated under the name M-GAB Development Corporation in March 2001. From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure. On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing. As a BDC we never made any investments into eligible portfolio companies.

DaLian, our wholly-owned subsidiary, was formed on March 10, 2006. On May 1, 2006, DaLian merged with DHC (formerly known as China Agro Sciences Corp.), a Florida corporation that was formed March 9, 2006 (the “Merger”). As a result of the Merger DHC remained as the surviving entity and DaLian ceased to exist. Prior to DaLian’s merger with DHC, DHC acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”). Ye Shun is a Hong Kong registered enterprise. Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong. As a result of the Merger we terminated our status as a business development company and, through our wholly-owned subsidiary, became a development stage company specializing in the sale and distribution of pesticides and herbicides. Our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze. The term “we” as used throughout this document refers to China Agro Sciences Corp., DaLian, and the operations of Runze, which are controlled by DHC.

Our subsidiary owns Runze, an entity that was originally formed by the current management and principal shareholders of Dalian Raiser Chemurgy Co., Ltd. (“DRC”) and subsequently sold to Ye Shun. DRC is a state-appointed manufacturer located in the Peoples Republic of China. Mr. Zhengquan Wang, our Chief Executive Officer, Chief Financial Officer and a Director, is the President and Chairman of the Board of DRC. After the formation of Runze, we initially believed DRC would be one of our primary competitors in the manufacturing and sale of herbicides and pesticides in China, however, due to certain manufacturing standards in place at our sole customer to date, Jilin Ruiye Pesticide Co., we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant.  As discussed in more detail below, if we improve our manufacturing facilities and/or if DRC ceases to agree to manufacture our herbicides and pesticides then we believe DRC will become one of our primary competitors.

Runze contains all our operations and the majority of our assets. We specialize in low toxic pesticides and herbicides. Our primary product is the herbicide known as Acetochlor. Our other pesticide products include Razesor, Emamectin benzoate, and Clethodim. Our headquarters and manufacturing facilities are located in the city of ZhuangHe, LiaoNing Province, Peoples Republic of China. China has the largest agricultural market in the world, and therefore the largest pesticide market in the world. Through the sales and distribution of its pesticide and herbicide products, we hope to maintain a strong market share in the highly regulated pesticide industry in China.

The Pesticide Industry

According to the projections of the Food and Agricultural Organization of the United Nations and the United States Census Bureau, the global population is experiencing increasing growth rates. The current world population of 6.1 billion is projected to increase to 7.2 billion in 2010, and 9.8 billion in 2050. The urgent need of decent food supplies has become a global issue. Under current predictions, only 1/3 of the increasing food demand can be met by the expansion of cultivated land, which is limited. The remaining 2/3 will largely depend on increasing agricultural productivity. The successful implementation of pesticide programs is an effective method for increasing agricultural productivity. It is estimated that every year about one third of the world’s potential harvest is lost to damage caused by plant diseases and insect pests. In a typical case, the lack of pesticide or its improper usage can reduce the productivity by 25-40% in one year (compared to proper pesticide usage), and 40-60% the following year. The unique nature among growing population, food supply, and pesticide has created a large growing market for the pesticide industry.

China is the largest agricultural country in the world. Due to its population the Chinese government is focused on its low income segment of the population, including the development of agriculture as a means to provide for its population. China is also a developing country with a serious problem of plant diseases and insect pests. Other issues, such as the lack of modern agricultural machinery and skills, low unit quality and productivity, and the dispersed layout of its cultivated land, have created many challenges. The current population in China has reached a total of 1.3 billion, and the total cultivated land remains at 95 million hectares, which is equal to 0.073 hectare per person. As a nation, China is using 7% of the world’s agricultural resources to support 22% of the world’s population. Therefore, there is a need to increase productivity in the agricultural sector. Advanced technologies, including the broader use of pesticides, are needed. According to the Chinese Agriculture Ministry, each year the implementation of pesticides in China prevents the losses of over 25 million tons of foodstuff, 400 thousand tons of cotton, 8 million tons of vegetables, and 3.3 million tons of fruit, which are equal to 30 billion Yuan Renminbi (“RMB” - the Chinese currency; 1 RMB equals approximately 0.1248 U.S. dollars) in fair market value.

The pesticide industry in China has experienced tremendous growth in the past 10 years, with its productivity almost doubled and over 100 new pesticide products invented. According to the Centre Bureau of Product & Quality Control, the current pesticide production in China has reached an annual output of 800 thousand tons with 20 billion RMB in value, ranking the second largest in the world. Export of pesticides plays an important role, which returns $1.2 billion in revenue annually. However, currently in China pesticides are only used on 60% of the cultivated wet land and 30% of the cultivated dry land, compared to a full 100% in most developed countries. Among all pesticides, insecticides are the most common, which are largely organic-phosphide-based (“OPB”) with high toxic contents and residues. Due to these high toxicity levels in the insecticides it is currently anticipated that the production and usage of the five most popular OPB insecticides, which currently represent 30% of the total market share in the nation, will be banned sometime in 2007.

Outside of China the global demand for pesticides is increasing steadily. With the current trend in many developed countries to reduce or cease pesticide productions, the Chinese pesticide industry has a great potential in its long-term development.

According to China’s National Agricultural Technology Centre, the annual sales of Acetochlor in China will likely maintain an annual growth rate of 20-30%, and it is currently projected that Acetochlor will remain in production for at least another 20 years. Currently there are over 100 different brands on sale, which makes Acetochlor the most popular among all herbicides. Acetochlor has been successfully applied to the vast cultivated wet land in China in recent years.

In 2002, the Chinese government issued a new guideline on toxic OPB pesticides. Its purpose was to reduce toxic OPB pesticide productions and to ban sales and usage. Pursuant to regulations, in 2003 toxic OPB pesticides could only be applied to cotton; as of 2005 only two manufacturers have production rights under license, with combined annual output not exceeding 26,000 tons. By 2007, all toxic OPB pesticides will be banned, which will create a sizeable supply shortfall. Compared to toxic OPB pesticides, Razesor, a pesticide we produce, is highly effective with identical results on insects, and it is environmental-friendly with minimum toxic contents and residues. Razesor is expected to become the best alternative to toxic OPB pesticides in China. The manufacturing process of Razesor generates a low amount of industrial wastes, which can be managed and creates no pollution to the environment. The potential market for Razesor is growing in China with a total demand of 10,000 - 15,000 tons expected in the next three years. The future demand is expected to be even higher.

The European Union (“EU”) has banned the usage of over 320 different pesticides, germicides, and herbicides since December 31, 2003. Agricultural products contaminated by related chemical residues have been forbidden to enter the EU market. The United States and Japan are expected to pass similar regulations, which will create a growing market for biological pesticides. The demand for the most common biological pesticide, Abamectin, has been increasing over the years with its unit prices soaring from 900 RMB/kg to 2,300 RMB/kg since March, 2004. To address these rising prices, we have developed a substitute product for Abamectin called Emamectin benzoate. This pesticide, which we produce (in its solution and emulsion forms), contains minimum impurities and causes no pollution to the environment. As noted above, it is anticipated that the Chinese government will ban the production and usage of five most popular toxic OPB pesticides by 2007, which will create an annual market shortfall of over 200,000 tons. Emamectin benzoate has been appointed as one of the replacement pesticides by the Chinese National Reform and Development Committee, and the Chinese Green Food Program has approved Emamectin benzoate’s usage on its Green Food product lines. We believe these positive endorsements have secured a promising future for Emamectin benzoate in the pesticide industry. We have signed an initial agreement with Sangenta of Switzerland to cooperate in areas of Emamectin benzoate research and development, sales, and rare material supplies.

For many years in China, there have always been shortages of post-sprout herbicides. Some of the common herbicides, such as Sulfonylurea, cannot be dissolved naturally in the environment and thus become sources of pollution. The United States and other developed countries have banned Sulfonylurea usage. With its continuing commitment to environmental protection, China is in the process of replacing Sulfonylurea. Sumitomo Chemical Co. Ltd of Japan has obtained the temporary registration for its Clethodim product in China, and its Clethodim product has been a great sales success. The annual import of Clethodim to China reaches a total of 200 tons, which is not sufficient for a decent supply. We believe the domestic production of our Clethodim in China can replace a significant amount of imported Clethodim and has promise as a successful export to other countries.

Principal Products and Services

We operate through our subsidiary, Runze. Our primary business is the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects. We currently have four herbicides and pesticides we are either producing or testing for future release: Acetochlor, Razesor, Emamectin benzoate, and Clethodim.

Acetochlor

Acetochlor is currently the world’s eighth most popular herbicide in terms of sales. It is highly productive during the pre-sprout stage of agricultural production and is currently the only product that we produce in large industrial-use quantities. Acetochlor is widely used during the growing of soybeans, corn, peanuts, and vegetables. Acetochlor can eliminate most types of weeds with minimum toxic contents and residues, and helps to stop weeds from growing in and around the crop. Acetochlor poses no threat to humans or livestock. Due to its effectiveness and relatively low cost, Acetochlor has gained tremendous popularity in China. The annual output of Acetochlor in China has reached 20,000 tons, which provides protection to over 12 million hectares of cultivated land.

In October, 2005, we completed construction on an Acetochlor manufacturing facility with a 5,000-ton annual capacity. However, during the fiscal year ended September, 2006, due to the lack of certain environmental permits and the failure of our manufacturing facility to meet the manufacturing standards of our only customer, Jilin Ruiye Pesticide Co., a third-party located in China, we manufactured all the Acetochlor we produced at the manufacturing plant of DRC, a related third-party. We hope to obtain the appropriate environmental permits during fiscal year 2007. Additionally, according to Jilin Ruiye Pesticide Co., our manufacturing facility lacks the quality control procedures that they require for the production of the products they sell. In the future we hope to improve the conditions at our manufacturing plant in order to begin producing Acetochlor at the facility. At some in the future we hope to operate the facility at full capacity to supply Acetochlor to the Chinese market. We have future plans to utilize this facility to manufacture other Acetochlor-derived products, which will have applications in other areas. During fiscal year 2006 we sold 4,100 tons of Acetochlor.

Razesor

Razesor is a pesticide introduced by DRC into the Chinese pesticide market. DRC has a Chinese patent and a PCT patent (PCT # 02128312.5), which is a patent issued by the World Intellectual Property Organization pursuant to the Patent Cooperation Treaty.  The advanced technology used to manufacture Razesor ensures stable output of the pesticide with high product purity. The manufacturing process used generates only a small amount of waste and the raw materials used are easily obtainable in China, keeping production costs low. We hope to obtain a license from DRC to manufacture and sell Razesor.

Razesor is a general pesticide that is highly effective against Coleoptera insects and insects with developed resistance to some common pesticides. Razesor has been widely applied to rice, cotton, vegetable, tobacco, potato, tea and corn. Razesor eliminates the insects and their eggs by destroying the insect’s central nervous system.

Emamectin benzoate

Emamcetin benzoate is a new half-synthesized antibiotic biological pesticide with low toxic contents and no residue. Emamectin benzoate intensifies the functional activities of an insect’s nerve cells and undermines the insect’s cellular active functions, causing irreversible paralysis, with most results occurring 3-4 days from initial usage. Emamcetin benzoate’s typical usage is only 1 gram per hectare and remains 72-100% effective up to 15 days after initially applied. The pesticide poses no harm to useful insects and bees, which is very helpful in quantitative insect control.

Clethodim

Clethodim is a post-sprout herbicide. It is suitable for over 40 different industrial crops such as soybeans, peanuts, and cotton. As an herbicide it effectively eliminates almost all types of weeds, both perpetual and perennial. Clethodim is environmentally-friendly with low toxic contents and no cumulated residue. The typical usage of Clethodim is 3.6-4.8 grams per hectare and can be used in conjunction with other more common herbicides.

Sales and Marketing Strategy

Our original sales and marketing strategy involved the use of a sophisticated sales and marketing network in China developed by DRC.. We believed this network would give us access to the vast rural areas of China and the ability to provide products and supports to millions of agricultural producers and the land they farm. However, in order to begin selling our products and generate revenue in the near term we began selling Acetochlor to Jilin Ruiye Pesticide Co., an unrelated third party company that came to us, not through DRC’s marketing network, but through Mr. Wang’s connections in the herbicide and pesticide industry. Therefore, for the foreseeable future we will concentrate on supplying our product(s) to Jilin Ruiye Pesticide Co., and look for additional sales channels utilizing Mr. Wang’s connections in the industry and not through any marketing network.

Research and Development

From our inception we have emphasized recruiting and development of quality employees. Today we have a strong team of experts, specializing in agriculture protection, fine chemical synthesis, and chemical engineering. We hope to obtain state-of--the-art equipment and form a strong coalition with many advanced research institutes, in order to become one of the most technologically-advanced pesticide manufactures in the China, setting industry standards in product research and development.

Distribution

As noted above, we are currently only selling one product, Acetochlor, to one customer, Jilin Ruiye Pesticide Co. For the foreseeable future we plan to distribute our products primarily through Mr. Wang’s connections in the pesticide and herbicide industry in China.

As for distribution abroad, we will face mandatory governmental and regulatory regulations to distribute our products abroad. These stipulations can and may include registering with the proper government boards, provincial and local regulatory bodies, and other various groups which monitor the distribution of pesticide products.

Competition

We specialize in the sales and distribution of herbicides and pesticides. We compete with other herbicide and pesticide for distributors and customers, primarily in China. Our primary competitors in China include Jiangsu Ludelai Co., Ltd., Hebei Xuanhua Pesticide Co., Ltd., and Jiangsu Nantong Jiangshan Pesticide Co., Ltd., As noted above, we initially believed DRC would be one of our primary competitors in the manufacturing and sale of herbicides and pesticides in China, however, due to certain manufacturing standards in place at our sole customer to date, Jilin Ruiye Pesticide Co., we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant and currently do not consider them to be one of our competitors. Mr. Zhengquan Wang, our Chief Executive Officer, Chief Financial Officer and a Director, is the President and Chairman of the Board of DRC. Many of the herbicide/pesticide companies with whom we compete, including those listed herein, have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on the manufacturing of pesticides and herbicides and also on research and development of new products. In addition, they may be able to afford more technical expertise in the development of new products. This competition could result in competitors having herbicides and pesticides of greater quality and interest to prospective customers. This competition could adversely impact our ability to acquire additional customers.

Sources and Availability of Raw Materials

Our raw materials primarily consist of chemicals used to produce our various herbicides and pesticides. Our primary suppliers of these chemicals include Dalian Huachang Trade Corporation, Zhipeng Chemistry Corp., Dongfeng Tianze Chemistry Corp., and Liangyang Baita Commodity Corp. All our products are obtained domestically in China and are readily available.

Dependence on a Few Customers

During fiscal year 2006, we only sold one product, Acetochlor, and only sold that product to one customer, Jilin Ruiye Pesticide Co. We are currently seeking additional customers for our products, however, until then, if Jilin Ruiye Pesticide Co. ceased to purchase Acetochlor from us we would not have any sales of our products. During fiscal year 2007 we hope to sell to more than one customer and to sell more than one product, but this would likely be contingent upon us obtaining the necessary environmental permits for our manufacturing facility and upgrading our quality control procedures at the facility to help ensure we meet the quality control procedures of our customers.

Intellectual Property

We previously reported that we own a Chinese patent and a PCT patent (PCT # 02128312.5), which is a patent issued by the World Intellectual Property Organization pursuant to the Patent Cooperation Treaty, on the Razesor pesticide. This disclosure was in error. This patent is owned by DRC and not us. We currently do not have any patents on our products.

Government Approvals

All domestic herbicide and pesticide manufacturers in China will be required to undergo a Good Manufacturing Practices Assessment in the next two years. We believe this assessment process will significantly reduce the number of herbicide and pesticide manufacturers from the current 2,000 to a group of about 50-60 strong manufacturers. We believe we will be one of these manufacturers. This will reduce the number of competitors in the domestic industry.

As for distribution abroad, we will face mandatory governmental and regulatory regulations to distribute our products abroad. These stipulations can and may include registering with the proper government boards, provincial and local regulatory bodies, and other various groups which monitor the distribution of pesticide products.

Government Regulation

The herbicide and pesticide industry in China is regulated by the State Environmental Protection Administration of China, but the current regulations are not stringent. As mentioned above, all companies in our industry will undergo a GMP Assessment and we expect the regulation of our industry will increase in the future, but we believe we will be able to meet these requirements. The expected additional costs of future compliance has been factored in by management going forward.

Environmental Compliance

Although we are aware of the impact our products have on the environment and attempt to make environmentally-friendly products, we are not currently heavily regulated in the China in terms of environmental compliance. However, we expect these regulations to increase in the future and do not believe we will have any material issues meeting any new environmental compliance regulations in the future.

Employees

As of September 30, 2006, we employed a total of 128 full-time employees, 13 of which were executives, 10 are managers in charge of overseeing the 78 employees we employ that are engaged in manufacturing our products, 17 are involved in sales, and the remaining 10 are involved with human resources and administration.

ITEM 1A - RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

Our manufacturing plants are located in China and our pesticide and herbicide production, sale and distribution is subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are: i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iv) international trade restrictions; and v) international conflict. Additionally, as a pesticide and herbicide manufacturer located in China, we are a state-licensed company and facility and subject to Chinese regulation and environmental laws. The Chinese government has been active in regulating the pesticide industry. If we were to lose our state-licensed status we would no longer be able to manufacture herbicides or pesticides in China, which is our sole operation.

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

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Currently, our only manufacturing facility does not have current environmental permits and is not operational, which has caused us to manufacture our product(s) at DRC’s manufacturing facility. We hope to obtain appropriate permits during fiscal year 2007, but there is no assurance this will occur. Additionally, even if we obtain appropriate permits, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Currently, we manufacture all of our products at DRC’s manufacturing facility.

Due to due to certain manufacturing standards required by our sole customer to date, Jilin Ruiye Pesticide Co., and our lack of permits related to environmental regulations, we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant because our manufacturing facility does not meet those standards. The manufacturing standards that Jilin Ruiye claims our manufacturing facility does not meet relate to quality control. Therefore, for the foreseeable future we will need to manufacture our product(s) at DRC’s manufacturing facility. Under our agreement with DRC we paid DRC $100 per one ton of product we produced at their facility. This total cost was approximately $524,000 for the twelve months ended September 30, 2006. We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006. Based on these factors, if DRC ceased to allow us to manufacture our products at their facility we could not meet Jilin Ruiye’s strict manufacturing standards and would have to either cease selling our products to Jilin Ruiye, our sole customer, or pay another manufacturing facility a much higher manufacturing fee to manufacture our product, if we could even locate a facility to use. Any of these issues would have a significant impact on our revenues and our ability to continue as an operating company. Although we plan on continuing to use DRC’s facilities until we obtain all necessary environmental permits for our manufacturing facility and to improve our quality control procedures to meet Jilin Ruiye’s standards, there is no assurance we will be successful in either of these ventures.

Currently, we only have one customer for our products.

Currently, we only have one customer for our products, Jilin Ruiye Pesticide Co., an unrelated third party located in China. If Jilin Ruiye ceased purchasing our product(s) then we would have no revenue from sales of our products, which would have a significant impact on our ability to continue as an operating company. We are currently looking for additional sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

We give no assurances that any plans for future expansion will be implemented.

We plan on improving our current Acetochlor manufacturing facility to meet stricter manufacturing standards. In order to accomplish this we must obtain certain environmental permits and improve the quality control procedures at our facility. However, we have not made any definitive plans or signed any binding agreements to improve this facility. We may decide to use operating income to finance these expenditures, which would reduce our operating capital.

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

ITEM 2 - PROPERTIES

Our executive offices in the United States are not yet open. Currently our operations are conducted out of the offices of our manufacturing facility owned by Runze, our subsidiary, located in the city of ZhuangHe, LiaoNing Province, China. The manufacturing facility is approximately 128,291 square feet, with 2,000 square feet being used for our executive offices. We own this facility and therefore do not make any rent payments on this facility. Due to the lack of certain environmental permits and the manufacturing standards of our only customer, Jilin Ruiye Pesticide Co., a third-party located in China, we did not utilize our manufacturing facility to produce any of our products. Instead, we manufactured  all the

Acetochlor we produced at the manufacturing plant of DRC, a related third-party. We hope to obtain the appropriate environmental permits during fiscal year 2007. Additionally, according to Jilin Ruiye Pesticide Co., our manufacturing facility lacks the quality control procedures that they require for the production of the products they sell. In the future we hope to improve the conditions at our manufacturing plant in order to begin producing Acetochlor at the facility.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three month period ended September 30, 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board  Our trading symbol is MGBD. Following the DHC merger transaction and our name change our trading symbol changed to CHAS. Our common stock has traded very minimal amounts since we were listed on the OTC Bulletin Board and there is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
September 30,	Period	High	Low

2004	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2005	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$ -	$ -

2006	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	$2.30	$0.50
	Fourth Quarter	$1.75	$1.05

2007	First Quarter	$1.40	$1.10
	Second Quarter (through January 3, 2007)	$1.18	$1.17

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

There are currently no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. The warrants and stock options that were previously issued by us were cancelled pursuant to the terms of the DHC transaction.

The number of holders of record of shares of our common stock is one hundred twenty three (123).

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

As noted above, our directors and shareholders had approved the 2001 Plan and the 2004 Plan but both these Plans were cancelled pursuant to the terms of the DHC merger agreement.

ITEM 6 - SELECTED FINANCIAL DATA

China Agro Sciences Corp. (1)	For the Years Ended September 30,
	2006	2005	2004	2003	2002

Statement of Operations Data:

Total revenues	$12,749,788	-	n/a	n/a	n/a

Net income (loss)	2,202,804	(287,204)	n/a	n/a	n/a

Balance Sheet Data:

Current assets	$2,537,925	252,708	n/a	n/a	n/a
Total assets	8,158,628	6,014,573	n/a	n/a	n/a

Current liabilities	2,509,855	2,504,078	n/a	n/a	n/a
Total liabilities	2,509,855	2,815,144	n/a	n/a	n/a
Total stockholders’ equity (deficit)	5,648,773	3,199,429	n/a	n/a	n/a

Total dividends per common share	- 0 -	- 0 -	n/a	n/a	n/a

(1)
The selected financial data included in this Section is the financial data for Ye Shun International, which, with its subsidiary, Runze, contains all the operations of the merged company, Dalian Holding Corp. (now China Agro Sciences Corp.).

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

Summary Overview

After the merger transaction between our subsidiary, Dalian Acquisition Corp. (“Dalian”), and Dalian Holding Corp. (“DHC”), all of our operations are conducted through our subsidiary, DHC, which conducts all of its operations through its subsidiary, Ye Shun, and its wholly-owned subsidiary, Runze. Therefore, since our relevant operations post merger are conducted through Ye Shun and Runze the discussion herein relates to the operations of those two entities.

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor. During the fiscal year ended September 30, 2006, we only sold one product, Acetochlor, and we sold all our Acetochlor to one customer, Jilin Ruiye Pesticide Co. Additionally, all the Acetochlor we manufactured was at the manufacturing facilities of Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party where our sole officer and Director is the President and Chairman of the Board. Although we plan to obtain the necessary environmental permits and improve the quality control procedures at our manufacturing facility during fiscal year 2007, we currently anticipate manufacturing the majority of our product(s) at DRC’s production facility during fiscal year 2007.

Results of Operations

Introduction

During the year ended September 30, 2005, our primary business consisted of investing in companies in industries that we considered to be in growth industries. In August 2002, we acquired 25% of Runze’s outstanding common stock, and then acquired the remaining 75% in November 2005. Therefore, since our ownership in Runze was only 25% as of September 30, 2005, Runze’s financial information was not consolidated with our financial statements for this period. However, our financial statements for the year ended September 30, 2006 are consolidated with Runze’s since we acquired the remaining 75% of Runze’s common stock in November 2005. After our acquisition of the remaining 75% of Runze’s common stock our operations consisted of Runze’s operations, which consist of the in the manufacturing, production, sales, and distribution of various herbicides and pesticides. During the year ended September 30, 2006 sales of these products generated $12,749,788, all to one customer, Jilin Ruiye Pesticide Co., located in China.

Year ended September 30, 2006 compared to year ended September 30, 2005

Revenues, Expenses and Loss from Operations

We had revenue of $12,749,788for the year ended September 30, 2006 compared to no revenue for the year ended September 30, 2005. Our general and administrative expenses, and net loss for the years ended September 30, 2006 and September 30, 2005, respectively, are as follows:

	September 30, 2006	September 30, 2005	Percentage Change

Revenue	$12,749,788	-	N/A
Cost of Sales	10,187,089	-	N/A
General and Administrative Expenses	1,015,634	287,204	218%
Government Grant	(655,739)	-	N/A
Net Income (Loss)	$2,202,804	(287,204)	N/A

Revenues and Income (Loss) from Operations

Our revenues went from $0 for the year ended September 30, 2005 to $12,749,788 for the year ended September 30, 2006. As noted above, this significant increase in revenue was due to our acquisition of Runze and the subsequent sale of Runze’s herbicide and pesticide products to one customer, Jilin Ruiye Pesticide Co., located in China. All of our $12,749,788 in revenue was derived from sales by Runze of Acetochlor, an herbicide. In addition to the revenue generated from our sales of Acetochlor we also received a government grant in the amount of $655,738. This grant was given to us by the local government where we are located under a small business program for the purpose of developing our manufacturing plant and for research and development.

Our cost of sales for the year ended September 30, 2006, totaled $10,187,089, compared to $0 for the year ended September 30, 2006. The cost of sales for the year ended September 30, 2006, consisted primarily of costs associated with the acquisition of raw materials. Included in cost of sales was also the money we paid to DRC for the use of their manufacturing facilities to manufacture our products. Under our agreement with DRC we paid DRC $100 per one ton of product we produced at their facility. This total cost was approximately $524,000 for the twelve months ended September 30, 2006. We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.

Our general and administrative expenses of $1,015,634 for the year ended September 30, 2006 consisted primarily of $291,250 in costs of going public, $175,000 in property leases, $179,211 in depreciation expenses, $33,828 in salaries, and $20,322 in property taxes. This is compared to $287,204 for the year ended September 30, 2005, which consisted primarily of property leases and salaries.

Net Income (Loss)

Our net income (loss) for the year ended September 30, 2006, was $2,202,804, compared to ($287,204) for the year ended September 30, 2005. As noted above, this significant change in net income (loss) is due to our acquisition of Runze, and the revenue generated by Runze’s subsequent sale of its herbicide, Acetochlor. For the year ended September 30, 2005, our net income (loss) consisted entirely of our general and administrative expenses.

Liquidity and Capital Resources

Introduction

During the year ended September 30, 2006 we generated positive operating cash flows, but did not do so for the year ended September 30, 2005. Cash totaled $103,817 and $77,250 at September 30, 2006 and 2005, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2006 and 2005, respectively, are as follows:

	September 30, 2006	September 30, 2005	Change

Cash	$103,817	77,250	26,567
Total Current Assets	2,537,925	252,708	2,285,217
Total Assets	8,158,628	6,014,573	2,423,964
Total Current Liabilities	2,509,855	2,504,078	5,777
Total Liabilities	$2,509,855	2,815,144	305,289

Sources and Uses of Cash

Operations

Our net cash provided by (used in) operating activities for the year ended September 30, 2006 totaled $1,091,471, compared to $654,263 for the same period one year ago. We anticipate that both our cash generated from operations and used for operations will continue to increase as the operations from Runze continue to increase. Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a year period.

Investments

Our investing activities for the year ended September 30, 2006 consisted of the acquisition of property and equipment in the amount of ($317,958). During the year ended September 30, 2005, we had investing activities, also related to the acquisition of property and equipment, totaling ($632,826).

Financing

During the year ended September 30, 2006, our financing activities totaled $997,083, consisting of $311,066 in a grant given in lieu of repayment of a prior year loan from the local government and 686,017 in loans from an affiliated company. For the year ended September 30, 2005, our financing activities totaled $17,310, consisting of ($363,000) related to a short term bank loan, $311,066 related to a loan from a local government agency in China, and $69,244 from a loan from an affiliate company.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

Payments due by period
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities
Total Contractual Obligations

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary operations are located in China. As a result we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and product purchases. We are also exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in U.S. dollars, and to fluctuations in interest rates related to our variable rate debt. Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position.

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

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 9B - OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended September 30, 2006 was filed with the Commission on a Form 8-K.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

Name	Age	Position(s)

Zhengquan Wang	63	Chief Executive Officer, Chief Financial Officer, Secretary, and Director (2006)

Zhengquan Wang was born on July 18, 1942. Mr. Wang is currently a professor emeritus at the Shenyang Agricultural University. From 1993 through 2002, he served as chairman of the board of Dalian Ruize Pesticides, Inc. From 2002 to the present, he has been serving as the president and chairman of Dalian Runze Chemurgy Co., Ltd. (“DRC”). His duties include overseeing day to day operations along with being the chief research architect of new products. At Dalian University, he specialized in the research of chemical and dye material production. His research has lead to the development of products and production processes that have been nationally recognized as new technical products. He has also been recognized by the Liaoning province for “Outstanding New Product” awards, the office of Liaoning province of Petrochemicals, and by other scientific and technology profession journals and publications. Mr. Wang currently acts as senior level engineering advisor to the Dalian Municipal People’s Congress, the Liaoning Provincial Party Committee, and other provincial government expert advisory boards. He serves also on the board of the China Institute of Pesticides, the China Industrial Chemicals Association, and the China Pesticide Professionals Committee.

Board Meetings and Committees

During the fiscal years ended December 31, 2005 and 2004, the Board of Directors did not meet, but did take action by unanimous written consent on several occasions.

Audit Committee

We do not currently have an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the required parties are delinquent in their 16(a) filings.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement. Our president elected to forego a salary during the early developmental stages, and also provided office space. We estimate the value of these services to be $6,000 for each year for the years ended December 31, 2005 and 2004. As of December 31, 2005 we did not have any amounts owed to our president as he elected to forgive any outstanding amounts he was owed and to forego a salary until further notice.

On May 15, 2001, our directors and shareholders approved the M-GAB, Inc. 2001 Stock Option Plan, effective June 1, 2001. The plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. The plan allows for the award of stock and options, up to 600,000 shares of our common stock. In November 2003, we agreed to issue options to acquire 600,000 shares under the Plan to our two independent directors; however, in accordance with the rules governing business development companies, these options could not be issued until approved by the Commission. We previously filed an Application For an Order Pursuant to Section 61(a)(3)(B) of The Investment Company Act of 1940 to Permit the Issuance of Stock Options to Non-Interested Directors. With our decision to terminate our status as a business development company we withdrew this application.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2006, 2005 and 2004. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Zhengquan Wang	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, Secretary, and Director

John C. Leo	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Ex-Secretary, Ex- Director

Carl M. Berg	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Ex-Chairman, Ex-President, Ex-Secretary, Ex-Treasurer	2005	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

Kevin J. Gadawski	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	$5,000	-0-	-0-	-0-	-0-
	2004	-0-	-0-	$5,000	-0-	-0-	-0-	-0-

Mark Stewart	2006	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	$-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	$-0-	-0-	-0-	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Zhengquan Wang	-0-	N/A	N/A	N/A

John C. Leo	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Zhengquan Wang	N/A	N/A	N/A	N/A

John C. Leo	N/A	N/A	N/A	N/A

Compensation of Directors

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. Each of Mr. Gadawski and Mr. Stewart agreed to terminate any rights they had to these options effective at the time of the Merger.

In addition, we agreed to pay Mr. Gadawski $1,250 per quarter for additional consulting services. This agreement terminated effective at the time of the Merger.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 8, 2007, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Zhengquan Wang (2)(3)	16,000,000 (4)	80.0% (4)

Common Stock	All Directors and Officers As a Group (2 persons)	16,000,000 (4)	80.0% (4)

(1)
Unless otherwise indicated, based on 20,000,000 shares of common stock issued and outstanding following the Merger. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is 101 Xinanyao Street, Jinzhou District, Dalian, Liaoning Province, PRC 116100.

(4)
Includes 3,000,000 shares held by Xiufen Bi, 3,000,000 shares held by Qiming Wang, 2,000,000 shares held by Yinghua Wang, and 2,000,000 shares held by Feng Yang, Mr. Wang’s spouse, son, daughter, and son-in-law, respectively.

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

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Our former President, Mr. Berg, elected to forego a salary during our early development stages. He also provided office space for us. We estimated the value of these services to be $6,000 per year for the twelve months ended December 31, 2004 and 2003. As of December 31, 2004, we did not have any amounts owed to Mr. Berg as he agreed to forgive all amounts we owed to him. In addition, one of our ex-directors, Mr. Gadawski, provided consulting services to us. The services of Mr. Berg and Mr. Gadawski ended at the time of the Merger.

In November 2003, we agreed to issue to each of Mr. Gadawski and Mr. Stewart options to acquire 300,000 shares of our common stock for serving as directors of the Corporation. Each of Mr. Gadawski and Mr. Stewart agreed to terminate any rights they had to these options effective at the time of the Merger.

On May 1, 2006, pursuant to the DHC merger transaction discussed herein, we issued an aggregate of 13,449,488 shares of common stock of our common stock to the shareholders of DHC, all restricted in accordance with Rule 144.

We have an agreement with Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party where our sole officer and Director is the President and Chairman of the Board. We manufactured all of our products at DRC’s manufacturing facility during fiscal year 2007. Under our agreement with DRC, we paid DRC $100 per one ton of product we produced at their facility. This total cost was approximately $524,000 for the twelve months ended September 30, 2006. We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ended September 30, 2006, our current independent auditor, Paritz & Company, P.A. billed us $25,000 in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q. Prior to our change in fiscal year to September 30, for the fiscal years ended December 31, 2005 and 2004, our former auditors, Ramirez International, billed us $19,000 and $18,860, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit - Related Fees

During the fiscal year ended September 30, 2006, our current independent auditor, Paritz & Company, P.A. billed us $25,000 in fees for assurance and related services related to the performance of the audit and review of the Company’s financial statements. Prior to our change in fiscal year to September 30, for the fiscal years ended December 31, 2005 and 2004, our former auditors, Ramirez International, billed us $19,000 and $18,860, respectively, in fees for assurance and related services related to the performance of the audit and review of the Company’s financial statements.

Tax Fees

During the fiscal year ended September 30, 2006, our current independent auditor, Paritz & Company, P.A. billed us $0 in fees for professional services for tax planning and preparation. Prior to our change in fiscal year to September 30, for the fiscal years ended December 31, 2005 and 2004, our former auditors, Ramirez International, billed us $1,020 and $800, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal year ended September 30, 2006, our current independent auditor, Paritz & Company, P.A. billed us $0 for other fees. Prior to our change in fiscal year to September 30, for the fiscal years ended December 31, 2005 and 2004, our former auditors, Ramirez International, did not bill us for any other fees.

Of the fees described above for the fiscal year ended September 30, 2006, 100% were approved by our Board of Directors. Of the fees described above for the fiscal year ended December 31, 2005, 100% were approved by the by the Audit Committee of the Board of Directors of the Company. Of the fees described above for the fiscal year ended December 31, 2004, 100% were either approved in advance by the Audit Committee if it was in existence at the time of approval, or subsequently ratified by the Audit Committee.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

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

China Agro Sciences Corp.

Date: January 16, 2007	By:	/s/ Zhengquan Wang
By: Zhengquan Wang
Its: President, Director, Chief Executive Officer, Chief Financial Officer

Paritz & Company, P.A.

CHINA AGRO SCIENCES CORP. CONSOLIDATED FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM YEARS ENDED SEPTEMBER 30, 2006 AND 2005

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Agro Sciences Corp.

We have audited the accompanying consolidated balance sheet of China Agro Sciences Corp. as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Agro Sciences Corp. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
October 30, 2006

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006
(U.S. $)

ASSETS

CURRENT ASSETS:
Cash	$103,817
Accounts receivable	2,013,529
Inventories	399,636
Other current assets	20,943
TOTAL CURRENT ASSETS	2,537,925

Property and equipment, net of accumulated depreciation (Notes 2 and 8)	5,620,703

TOTAL ASSETS	$8,158,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,815,719
Due to affiliated company	694,136
TOTAL CURRENT LIABILITIES	2,509,855

STOCKHOLDERS’ EQUITY	5,648,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,158,628

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. $)

	YEAR ENDED SEPTEMBER 30,
	2006	2005

SALES	$12,749,788	$-

COST OF SALES (Note 7)	10,187,089	-

GROSS PROFIT	2,562,699	-

COSTS AND EXPENSES:
General and administrative expenses	1,015,634	287,204
Government grant	(655,739)	-

TOTAL COSTS AND EXPENSES	359,895	287,204

NET INCOME (LOSS)	$2,202,804	$(287,204)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.11	N/A

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,000,000	N/A

See notes to financial statements

CHINA AGRO SCIENCES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. $)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	OTHER COMPREHENSIVE INCOME	TOTAL

BALANCE - SEPTEMBER 30, 2004	$3,738,900	$-	$(271,692)	$(802)	$3,466,406

NET LOSS	-	-	(287,204)	20,227	(266,977)

BALANCE - SEPTEMBER 30, 2005	3,738,900	-	(558,896)	19,425	3,199,429

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	-	-	-	20,000

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-	-	-	-

Effect of stock splits and return of shares	(3,738,900)	3,738,900	-	-	-

Foreign currency translation adjustment	-	-	-	226,540	226,540

Net income	-	-	2,202,804	-	2,202,804

BALANCE - SEPTEMBER 30, 2006	$20,000	$3,738,900	$1,643,908	$245,965	$5,648,773

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. $)

	YEAR ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$2,202,804	$(287,204)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	454,948	236,918
Changes in operating assets and liabilities:
Accounts receivable	(2,013,529)	11,397
Inventories	(274,069)	125,830
Prepaid expenses	35,560	(9,897)
Other current assets	(6,036)	142,979
Accounts payable	691,793	434,240
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,091,471	654,263

INVESTING ACTIVITIES:
Acquisition of property and equipment	(317,958)	(632,826)
NET CASH USED IN INVESTING ACTIVITIES	(317,958)	(632,826)

FINANCING ACTIVITIES:
Short-term bank loan	-	(363,000)
Loan from local government	-	311,066
Grants from local government	(311,066)	-
Loans from affiliated company	(686,017)	69,244
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(997,083)	17,310

EFFECT OF EXCHANGE RATE ON CASH	250,137	20,227

INCREASE IN CASH	26,567	58,974

CASH - BEGINNING OF YEAR	77,250	18,276

CASH - END OF YEAR	$103,817	$77,250

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66,707	$-
Non-cash financing activities:
Sale of inventory to an affiliated company in repayment of debt	$-	$125,393
Reclassification of government grant	$311,066	$-

See notes to financial statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1 NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Merger transaction

On February 10, 2006, the Company entered into a letter of intent with the stockholders of DaLian RunZe Chemurgy Co., Ltd. (“DRC” or the “Purchasers”). The Purchasers agreed to pay a total of $515,000 to the Company and the Company’s controlling stockholders, including the Lebrecht Group, APLC (“TLG”), legal counsel for the Company. Upon signing the letter of intent, the Purchasers paid $300,000 as a deposit and the remaining amount was paid at the closing of the transaction. Subsequent to entering into this letter of intent, the Purchasers were replaced with China Agro Sciences Corp., (“China Agro”) a Florida corporation, and the terms of the letter of intent remained the same.

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

The above transaction was accounted for as a reverse merger and, accordingly, DHC is considered to be the surviving entity.

Business description

The Company specializes in the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects. Their manufacturing and distribution operations are based in the PRC, which is where all of the Company’s sales to date have occurred.

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

Cash

The Company maintains cash with financial institutions in the PRC and Hong Kong. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

Inventories

Inventories, consisting of raw materials, are valued at the lower of cost as determined by the first-in, first-out method or market.

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (ARMB@). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs charged to operations for the years ended September 30, 2006 and 2005 aggregated $ 0 and $287,204, respectively.

2 PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of September 30, 2006 is as follows:

	AMOUNT	LIFE
Machinery and equipment	$2,470,966	5-10 years
Furniture, fixtures and office equipment	19,961	5-7 years
Building and building improvements	4,021,868	40 years
Automobile	26,910	5 years
	6,539,705
Accumulated depreciation	919,002
	$5,620,703

3 DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

4 GRANTS FROM LOCAL GOVERNMENT

The Company has received grants from the local government during the year ended September 30, 2006 totaling $655,739. These were designated and used for the improvement of the product manufacturing process.

5 INCOME TAX STATUS

No provision for income taxes has been made, since the Company is not subject to income tax during the first two years of operations in China.

6 EARNINGS PER SHARE

Outstanding shares prior to March 15, 2006, the date of the merger, are undeterminable. The total shares issued are therefore used as the average shares outstanding.

7 RELATED PARTY TRANSACTIONS

The Company utilized the manufacturing facilities of DRC to manufacture all of its products during the year ended September 30, 2006. DRC is controlled by the sole officer and director of the Company. The Company incurred costs of $524,000 in connection with this agreement for the year ended September 30, 2006.

The Company believes that the costs to manufacture the products may have been $1.5 Million to $2.0 Million higher if an unrelated party manufactured the goods.

The Company had various advances and repayments to/from DRC. The net amounts paid/received for the years ended September 30, 2006 and 2005 were $686,017 and $69,244, respectively.

8 COMMITMENTS AND CONTINGENCIES

a) All of the Company’s sales for the year ended September 30, 2006 were made to one customer.

b) The Company’s manufacturing facilities have not been granted the necessary operating environmental permits. Additionally, the facilities do not meet the quality control procedures required by its sole customer (see above paragraph).

9	RISK FACTORS

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash and accounts receivable. As of September 30, 2006, substantially all of the Company’s cash was managed by financial institutions.

Substantially all sales were made to one customer and all accounts receivable were from one customer.

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations. The Company’s costs to comply with these laws and regulations are charged to expense as incurred.