Form 10-K/A
period 2006-09-30
CHINA AGRO SCIENCES CORP.
filed 2007-01-24
CIK 1158420

ECURITIES AND EXCHANGE COMMISSION
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

China Agro Sciences Corp.

PART I

Explanatory Note

China Agro Sciences, Inc. has restated its Annual Report on Form 10-K. This Annual Report is for the year ended September 30, 2006, and was originally filed with the Commission on Form 10-K on January 16, 2007. The purpose of this amendment is to revise the Contractual Obligations table by inserting the amounts that were inadvertently omitted, and to correct the page numbering of the Financial Statements. References throughout this Annual Report are accurate as of the date originally filed. We have not undertaken to update all of the information in this Annual Report, but instead have only (i) revised the Contractual Obligations table and (ii) corrected the Financial Statement page numbers. Please read all of our filings with the Commission in conjunction with this Annual Report.

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

Contractual Obligations

Payments due by period (in U.S. Dollars)
Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total Contractual Obligations	-0-	-0-	-0-	-0-	-0-

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

China Agro Sciences Corp.

Date: January 23, 2007	By:	/s/ Zhengquan Wang
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