Form 10-Q
period 2006-12-31
CHINA AGRO SCIENCES CORP.
filed 2007-02-21
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Registrant’s telephone number, including area code (212) 232-0120

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No _X_ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____  No____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 7, 2007, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS
(U.S. $)

	DECEMBER 31, 2006	SEPTEMBER 30, 2006
	(Unaudited)
CURRENT ASSETS:
Cash	$149,065	$103,817
Accounts receivable	-	2,013,529
Inventories	480,776	399.636
Prepaid financial consulting expense	545,262	-
Due from affiliated company	386,395	-
Other current assets	12,868	20,943
TOTAL CURRENT ASSETS	1,574,366	2,537,925

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	5,610,394	5,620,703

TOTAL ASSETS	$7,184,760	$8,158,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,308,113	$1,815,719
Due to affiliated company	-	344,136
TOTAL CURRENT LIABILITIES	1,308,113	2,159,855

LONG-TERM DEBT	328,192	323,363

STOCKHOLDERS’ EQUITY	5,548,455	5,675,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,184,760	$8,158,628

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. $)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005

REVENUES	$0	$986,894

COST OF SALES	0	727,743

GROSS PROFIT	0	259,151

COSTS AND EXPENSES:
General and administrative expenses	208,644	90,113

NET INCOME (LOSS)	$(208,644)	$169,038

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,050,000	N/A

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. $)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(208,644)	$169,038
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	117,182	63,629
Changes in operating assets and liabilities:
Accounts receivable	2,045,549	-
Inventories	(76,089)	(4,486,960)
Prepaid expenses and sundry current assets	(544,129)	(291,732)
Accounts payable	(502,020)	4,527,473
Accrued expenses, taxes and sundry current liabilities	(28,534)	4,898
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	803,315	(13,654)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,935)	(87,489)
NET CASH USED IN INVESTING ACTIVITIES	(22,935)	(87,489)

FINANCING ACTIVITIES:
Loans from affiliated company	(734,880)	79.137
Capital contributions	-	11,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(734,880)	90,137

EFFECT OF EXCHANGE RATE ON CASH	(252)	(45,682)

INCREASE (DECREASE) IN CASH	45,248	(56,688)

CASH - BEGINNING OF PERIOD	103,817	101,302

CASH - END OF PERIOD	$149,065	$44,614

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

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

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

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

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan ("RMB"). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at period-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

Seasonal business

Due to the seasonal nature of the Company’s business, the results of operations for the three months ended December 31, 2006 are not necessarily indicative of the anticipated results for the year ending September 30, 2007.

2  PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of December 31, 2006 is as follows:

	AMOUNT	LIFE

Machinery and equipment	$2,502,195	5-10 years
Furniture, fixtures and office equipment	20,213	5-7 years
Building and building improvements	4,110,645	40 years
Automobile	27,250	5 years
	6,660,303
Accumulated depreciation	1,049,909
	$5,610,394

3 LONG-TERM DEBT

This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($29,000).

4 INCOME TAX STATUS

No provision for income taxes has been made, since the Company is not subject to income tax during the first two years of operations in China.

5 EARNINGS PER SHARE

Outstanding shares prior to March 15, 2006, the date of the merger, are undeterminable. The total shares issued are therefore used as the average shares outstanding.

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

6 RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006 and 2005 the Company purchased $324,787 and $0 of finished goods from an affiliated company.

The Company had various advances and repayments with an affiliated company as follows:

	DECEMBER 31, 2006	SEPTEMBER 30, 2006

Current assets	$386,395	$-

Current liabilities	$-	$344,136

These amounts are non-interest bearing and due on demand.

7  RISK FACTORS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash and accounts receivable. As of December 31, 2006, substantially all of the Company’s cash was managed by financial institutions.

Substantially all sales were made to one customer and all accounts receivable were from one customer.

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Unaudited)

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations. The Company’s costs to comply with these laws and regulations are charged to expense as incurred.

The Company’s manufacturing facilities have not been granted the necessary operating environmental permits. Additionally, the facilities do not meet the quality control procedures required by its sole customer.

8  GENERAL COMMENTS

During the three month period ended December 31, 2006, approximately $300,000 of accounts payable was repaid by the transfer of finished goods inventory."

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

Overview

As a result of the merger transaction between our subsidiary, Dalian Acquisition Corp. (“Dalian”), and Dalian Holding Corp. (“DHC”), all of our operations are conducted through our subsidiary, DHC, which conducts all of its operations through its subsidiary, Ye Shun, and its wholly-owned subsidiary, Runze. Therefore, since our relevant operations post merger are conducted through Ye Shun and Runze the discussion herein relates to the operations of those two entities.

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor. During the fiscal year ended September 30, 2006, we only sold one product, Acetochlor, and we sold all our Acetochlor to one customer, Jilin Ruiye Pesticide Co. Additionally, all the Acetochlor we manufactured was at the manufacturing facilities of Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party where our sole officer and Director is the President and Chairman of the Board. During the three months ended December 31, 2006, we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor during these three months and instead purchased Acetochlor manufactured by DRC and used itin a barter transaction with vendors and creditors. Instead of taking payment for our payables, they accepted the finished product as repayment. Going forward we hope to again use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties. In the future we expect to continue manufacturing at DRC’s facility until such time as we are able to operate our own manufacturing facilities at levels satisfactory to our clients’ specifications and needs. Although we plan to obtain the necessary environmental permits and improve the quality control procedures at our manufacturing facility during fiscal year 2007, we currently anticipate manufacturing the majority of our product(s) at DRC’s production facility during fiscal year 2007.

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

In accordance with the terms of the Agreement, on April 28, 2006 we terminated our status as a business development company under the Investment Company Act of 1940 and, through our wholly-owned subsidiary, became a company specializing in the sale and distribution of pesticides and herbicides. After the close of this transaction our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze.

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board.  Our trading symbol is CHAS.

Our merger transaction closed on May 1, 2006. The merger transaction is accounted for using the reverse purchase method of accounting for financial reporting purposes since: (i) prior to this transaction China Agro had little or no substantial assets or business operations, (ii) post-closing, the former owners of DHC now own approximately 95% of China Agro and therefore control China Agro, and (iii) post-closing, the only continuing business operations of China Agro are those of DHC. In accordance with the reverse purchase method of accounting the historical financial numbers disclosed in this quarterly report are those historical numbers of DHC and Runze and does not cover our previous operations as a BDC.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Results of Operations

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005

Revenues	$0	986,894
Cost of revenue	0	727,743

Gross Profit	0	259,151
General and Administrative Expenses	208,644	90,113
Net income (loss)	$(208,644)	$169,038

Revenues

We had no revenues for the three months ended December 31, 2006, compared to revenues of $986,894 for the same period one year ago. This decrease in revenue is due to fact that we did no marketing of our products to customers in the period ended December 31, 2006. Instead, during the period, we purchased finished product from DRC and used it in a barter transaction with vendors and creditors. Instead of taking payment for our payables, they accepted the finished product as repayment.

In addition, we were not able to enjoy the use of the manufacturing facilities of DRC at a significantly discounted rate compared to fiscal year 2006. Without the use of DRC’s manufacturing facilities at a discounted rate, we were forced to purchase finished product from DRC to pay our vendors and creditors. Going forward we hope to again use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties. In the future we expect to continue manufacturing at DRC’s facility until we are able to operate our own manufacturing facilities at levels satisfactory to our clients’ needs. Unless we can successfully negotiate with DRC, as we did in fiscal year 2006, to use their manufacturing facilities at discounted rates, in the near term, we will be forced to purchase finished product from them directly for re-sale.

Cost of Sales

Our cost of sales were nil for the three months ended December 31, 2006, compared to cost of sales of $727,743 for the same period one year ago. We did not have any cost of sales because, as described above, we did not have any sales during this three month period and all the good we purchased went to pay off payables with third party vendors.

Gross Profit

Our gross profit was nil for the three months ended December 31, 2006, compared to gross profit of $259,151 for the same period one year ago. Our gross profit was significantly lower for the current three-month period compared to the same period one year ago due to the above-mentioned significant decrease in revenues.

Total Operating Expenses

Our total operating expenses were $208,644 for the three months ended December 31, 2006, compared to total operating expenses of $90,113 for the same period one year ago. All of our operating expenses for the two periods were attributable to general and administrative expenses. For the three months ended December 31, 2006 our general and administrative expenses of $208,644 consisted primarily of amortized costs related to financial consulting services which totaled approximately $80,000 and depreciation of $117,000

For the same period one-year ago DHC and Runze’s general and administrative expenses consisted primarily of administrative expenses. During that period, depreciation was not factored into the general and administrative expenses, but rather cost of sales as we actually were able to manufacture product with our own equipment.

Net Income (Loss)

Net loss for the three months ended December 31, 2006 totaled $208,644 compared to net income of $169,038 for the comparable period one year ago. This significant difference is largely attributable to the lack of revenues, and is also due to our increase in general and administrative expenses for the current three-month period. It should be noted that in general, during the first quarter of every fiscal year, the revenues and net income represent only a fraction of the overall year’s revenues and net income.

Specifically for the first fiscal quarter of 2006, revenues of $986,894 and net income of $169,038 represented only about 7% of the entire year’s total revenues and net income of $12,749,788 and $2,202,804 respectively. This is due to the seasonality of our primary product, Acetochlor. This herbicide is not used on farmland during the late fall and early winter months due to the colder weather. However, as noted above, in the first fiscal quarter of 2007, our revenues were also lower as a result of not achieving any sales due to our inability to use DRC’s manufacturing facilities at a discounted rate as we did in the same period in fiscal year 2006.

Liquidity and Capital Resources

Introduction

As of December 31, 2006, we had cash and cash equivalents totaling $149,065, no accounts receivable as a result of the collection all $2,013,529 in account receivables as of September 30, 2006, inventory totaling $480,776, prepaid financial consulting expense of $545,262, due from an affiliated party of $386,395, and other current assets totaling $12,868. Our current inventory is primarily our stock of raw material chemicals and finished chemical products awaiting shipment and distribution. The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance. Our total current liabilities as of December 31, 2006 were $1,308,113 consisting entirely of accounts payable. All of our accounts payable were due to unrelated third parties and we had no amounts due to related parties. Currently we hope to fund operations out of our sales of herbicides and pesticides going forward, but there is no assurance we will be able to do so. If we are not able to do so we would likely fund operations through the sale of our stock and from loans.

Our cash, accounts receivable, inventories, accounts payable (due to be an affiliated company) and accrued liabilities, and total current liabilities at the end of this three-month period as compared to the end of our last fiscal year were:

	As of December 31, 2006	As of September 30, 2006	Change

Cash and cash equivalents	$149,065	$103,817	$45,248
Accounts receivable	-	2,013,529	(2,013,529)
Inventories	480,776	399,636	81,140
Accounts payable	(1,308,113)	(1,815,719)	507,606
Due from affiliated party	386,395	(344,136)	730,531
Total current liabilities	$(1,308,113)	$(2,159,855)	$851,742

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

Sources and Uses of Cash

Operations

Net cash provided by operating activities of $803,315 for the three months ended December 31, 2006 was primarily a result of collecting accounts receivable totaling $2,045,549 and depreciation of $117,182, offset by our net loss for the three months of $208,644, prepaid expenses and sundry current assets of $544,129, the payment of accounts payable of $502,020, inventories of $76,089, and accrued expenses, taxes and sundry current liabilities of $28,534. Our net cash used in operating activities totaled $13,654 for the same three month period one year ago. The primary difference between the two periods is in the period ended December 31, 2005 we incurred $4,527,473 in accounts payable and increased inventory by $4,486,960 and collected account receivables totaling $2,045,549.

Investing

Net cash used in investing activities totaled $22,935 for the three months ended December 31, 2006, as compared to $87,489 for the same period one year ago. Our investing activities for the three month period ended December 31, 2006 consisted entirely of the acquisition of property and equipment in the amount of $22,935. During the same period in 2005, we had investing activities, also related to the acquisition of property and equipment, totaling $87,489. The decrease for the current period is attributable to the additions to our infrastructure and production lines in 2005 as compared to 2006 when we had already built up our manufacturing base to an operational level.

Financing

Net cash used in financing activities totaled $734,880 for the three months ended December 31, 2006, as compared to $90,137 provided for the three months ended December 31, 2005. Our net cash used for financing activities for the three months ended December 31, 2006 related entirely to our loan from an affiliated company. The $90,137 in net cash provided by financing activities for the three months ended December 31, 2005, was the result of $79,137 in loans from an affiliated company and $11,000 from capital contributions.

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

ITEM 4 Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

The majority of our revenues will be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

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

Due to certain manufacturing standards required by our sole customer to date, Jilin Ruiye Pesticide Co., and our lack of permits related to environmental regulations, we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant because our manufacturing facility does not meet those standards. The manufacturing standards that Jilin Ruiye claims our manufacturing facility does not meet relate to quality control. Therefore, in fiscal year 2006 we manufactured our product(s) at DRC’s manufacturing facility. In fiscal year 2006, under our agreement with DRC, we paid DRC $100 per ton of product we produced at their facility. We believe these costs would have been significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products. In the first quarter of fiscal 2007 DRC did not offer us the discounted manufacturing rate. As a result, we did not manufacture our own products in the first fiscal quarter of 2007 and instead purchased manufactured product from DRC, which we then used in a barter transaction with vendors and creditors.. This was a contributing factor in our significantly decreased revenues in the first fiscal quarter of 2007. If DRC continues to require that we pay the regular, non-discounted rate to manufacture our products in their facility then we will be required to purchase manufactured product from DRC to sell to our customers rather than manufacture our own, which will likely significantly reduce our production capacity and our revenues. We will likely be required to continue purchasing manufactured products from DRC until we complete the improvements to our manufacturing facility, which we believe will allow us to meet Jilin Ruiye’s strict manufacturing standards. These issues had a significant impact on our revenues in the first fiscal quarter of 2007 and calls into question our ability to continue as an operating company. Although we plan on continuing to either purchase DRC’s manufactured product or use DRC’s facilities at a discounted rate until we obtain all necessary environmental permits for our manufacturing facility and to improve our quality control procedures to meet Jilin Ruiye’s standards, there is no assurance we will be successful in either of these ventures.

For the three months ended December 31, 2006, we did not sell any products and had no revenues.

In the past, we have only had one customer for our products, Jilin Ruiye Pesticide Co., an unrelated third party located in China. For the three months ended December 31, 2006, we had no revenues. This decrease in revenue is due to fact that we did no marketing of our products to customers in the period ended December 31, 2006. Instead, during the period, we purchased finished product from DRC and used it in a barter transaction with vendors and creditors. Instead of taking payment for our payables, they accepted the finished product as repayment. While we do not anticipate this to continue in future quarters, if it did it would have a significant impact on our ability to continue as an operating company. We are currently looking for additional sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

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

Our business is largely seasonal and sales of our products are subject to changes in the weather.

Since we are in the business of manufacturing and selling herbicide and pesticide products our clients and end users are engaged in farming and crop production, which is subject to changes in the seasons and weather. Therefore, the sales of our products will generally substantially decrease during the autumn and winter months. Unusual weather such as prolonged freezing temperatures or particularly hot temperatures also effect crop production and, therefore, could affect the sales of our products.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5 Other Information

Fiscal Year Change

On May 1, 2006, our Board of Directors approved the change of our fiscal year end from December 31 to September 30.

SEC Comments

On February 15, 2007, we received comments from the Securities and Exchange Commission regarding our Annual Report on Form 10-K and our First Amended Annual Report on Form 10-K/A for the year ended September 30, 2006. We are in the process of analyzing these comments and do not yet know the impact they may have on our filings and/or if we will need to file a second amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006. Additionally, we do not know if the comments impact the disclosure in this Quarterly Report. If the comments impact this Quarterly Report we will file an amended Quarterly Report, if necessary.

ITEM 6 Exhibits

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

China Agro Sciences Corp.

Date: February 19, 2007	By:	/s/ Zhengquan Wang
Zhengquan Wang
President, Director, Chief Executive Officer, Chief Financial Officer