Form 10-Q
period 2007-03-31
CHINA AGRO SCIENCES CORP.
filed 2007-06-20
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes_____ No______

Applicable only to corporate issuers:

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 20, 2007, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS
(U.S. $)

	MARCH 31, 2007 (Unaudited)	SEPTEMBER 30, 2006
ASSETS

CURRENT ASSETS:
Cash	$102,685	$103,817
Accounts receivable	-	2,013,529
Inventories	485,651	399.636
Prepaid financial consulting expense	498,335	-
Due from affiliated company	390,313	-
Other current assets	13,166	20,943
TOTAL CURRENT ASSETS	1,490,150	2,537,925
PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	5,546,855	5,620,703
TOTAL ASSETS	$7,037,005	$8,158,628
LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,321,076	$1,815,719
Due to affiliated company	-	344,136
TOTAL CURRENT LIABILITIES	1,321,076	2,159,855

LONG-TERM DEBT	331,520	323,363

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000 shares authorized
20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	3,738,900	3,738,900
Retained earnings	1,255,708	1,682,842
Accumulated other comprehensive income	369,801	233,668
TOTAL STOCKHOLDERS’ EQUITY	5,384,409	5,675,410
TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY	$7,037,005	$8,158,628

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(U.S. $)

	THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
REVENUES	$-	$4,827,290	$-	$5,814,184

COST OF SALES	-	3,598,146	-	4,325,889

GROSS PROFIT	-	1,229,144	-	1,488,295

COSTS AND EXPENSES:
General and administrative	218,490	166,057	423,896	256,170
Interest expense, net	-	2,128	3,238	2,128
TOTAL COSTS AND EXPENSES	218,490	168,185	427,134	258,298

NET INCOME (LOSS)	$(218,490)	$1,060,959	$(427,134)	$1,229,997

BASIC AND DILUTED EARNINGS
PER COMMON SHARE	$(0.01)	N/A	$(0.02)	N/A

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	20,000,000	N/A	20,000,000	N/A

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. $)

	SIX MONTHS ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(427,134)	$1,229,997
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	236,330	263,367
Changes in operating assets and liabilities:
Accounts receivable	2,045,622	-
Inventories	(76,861)	(3,816,623)
Prepaid expenses and sundry current assets	(497,357)	(365,860)
Accounts payable	(507,110)	3,506,846
Accrued expenses, taxes and sundry current liabilities	(29,125)	55,455
NET CASH PROVIDED BY OPERATING ACTIVITIES	744,365	873,182

INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,167)	(753,307)
NET CASH USED IN INVESTING ACTIVITIES	(23,167)	(753,307)

FINANCING ACTIVITIES:
Loan from (payment to) affiliated company	(352,019)	339.837
Loan to affiliated company	(390,313)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(742,332)	339,837

EFFECT OF EXCHANGE RATE ON CASH	20,002	15,885

INCREASE (DECREASE) IN CASH	(1,132)	475,597

CASH - BEGINNING OF PERIOD	103,817	77,250

CASH - END OF PERIOD	$102,685	$552,847
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,238	$2,128

See notes to financial statements

See notes to financial statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
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

Accounting methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30th.

(Unaudited)

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

Cash

The Company maintains cash with financial institutions in the PRC and Hong Kong. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company's investment strategy.

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

Currency translation
Since the Company operates primarily in the PRC, the Company's functional currency is the Chinese Yuan (RMB). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at period-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity. Gains and losses from foreign currency transactions are recognized in current operations.

(Unaudited)

Seasonal business

Due to the seasonal nature of the Company’s business, the results of operations for the six months ended March 31, 2007 are not necessarily indicative of the anticipated results for the year ending September 30, 2007.

2	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of March 31, 2007 is as follows:

	AMOUNT	LIFE
Machinery and equipment	$2,527,568	5-10 years
Furniture, fixtures and office equipment	20,418	5-7 years
Building and building improvements	4,152,329	40 years
Automobile	27,526	5 years
	6,727,841
Accumulated depreciation	1,180,986
	$5,546,855

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

6 RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007 the Company purchased $369,402 of finished goods from an affiliated company.

The Company had various advances and repayments with an affiliated company as follows:

	MARCH 31, 2007	SEPTEMBER 30, 2006
Current assets	$390,313	$-

Current liabilities	$-	$344,136

These amounts are non-interest bearing and due on demand.

(Unaudited)

7	RISK FACTORS

Vulnerability due to Operations in PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

Substantially all of the Company's businesses are transacted in RMB, which is not freely convertible. The People's Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash and accounts receivable. As of March 31, 2007, substantially all of the Company's cash was managed by financial institutions.

Substantially all sales were made to one customer and all accounts receivable were from one customer.

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations. The Company's costs to comply with these laws and regulations are charged to expense as incurred.

The Company’s manufacturing facilities have not been granted the necessary operating environmental permits. Additionally, the facilities do not meet the quality control procedures required by its sole customer.

8 GENERAL COMMENTS

During the six month period ended March 31, 2007, approximately $370,000 of accounts payable was repaid by the transfer of finished goods inventory.

(Unaudited)

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor. During the fiscal year, which ended September 30, 2006, we only sold one product, Acetochlor, and that was to one customer, Jilin Ruiye Pesticide Co. Additionally, all the Acetochlor we manufactured was at the manufacturing facilities of Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party where our sole officer and Director is the President and Chairman of the Board. During the three months and six months ended March 31, 2007, we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor during these six months. Going forward we hope to again use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties, but there is no guarantee we will be permitted to use DRC’s facilities or that we will receive a discounted rate if we are allowed to use their facilities. In the future we hope to continue manufacture at DRC’s facility until such time as we are able to operate our own manufacturing facilities at levels satisfactory to our client’s specifications and needs. Although we plan to obtain the necessary environmental permits and improve the quality control procedures at our manufacturing facility during fiscal year 2007, we currently anticipate manufacturing the majority of our product(s), if any, at DRC’s production facility during fiscal year 2007.

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

On March 10, 2006, we formed a wholly-owned subsidiary, Dalian Acquisition Corp, a Florida corporation (“Dalian”). On May 1, 2006, Dalian merged with Dalian Holding Corp., a Florida Corporation (“DHC”) that was formed by non-affiliated party on March 9, 2006. As a result of this merger DHC remained as the surviving entity and Dalian ceased to exist. Prior to Dalian’s merger with DHC, DHC acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of Dalian Runze Chemurgy Co., Ltd. (“Runze”). Ye Shun is a Hong Kong registered enterprise. Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong

In accordance with the terms of the Agreement, on April 28, 2006 we terminated our status as a business development company under the Investment Company Act of 1940 and, through our wholly-owned subsidiary, became a company specializing in the sale and distribution of pesticides and herbicides. After the close of this transaction our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Results of Operations

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Revenues	$-	4,827,290
Cost of revenue	-	3,598,146

Gross Profit	-	1,229,144
Total Operating Expenses	218,490	168,185
Net income (loss)	$(218,490)	$1,060,959

Revenues

We had no revenues for three months ended March 31, 2007, compared to revenues of $4,827,290 for the same period one year ago. This substantial decrease is revenue is due to the fact that we did not market or sell any of our products to customers in the three months ended March 31, 2007. This was as a result from the new regulations and standards imposed by the government. Due to the fact that we were not able to negotiate discounted rates to use the plant and equipment of DRC and the new government regulations and standards on herbicides and pesticides, to which our own facilities are not able to meet, we did not sell any products in the three months ended March 31, 2007.
Cost of Sales

Our cost of sales were nil for the three months ended March 31, 2007, compared to cost of sales of $3,598,146 for the same period one year ago. We did not have any cost of sales because, as described above, we did not have any sales during this three month period.

Gross Profit

Our gross profit was nil for the three months ended March 31, 2007, compared to gross profit of $1,229,144 for the same period one year ago. Our gross profit was significantly lower for the current three-month period compared to the same period one year ago due to the above-mentioned significant decrease in revenues.

Total Operating Expenses

Our total operating expenses were $218,490 for the three months ended March 31, 2007, compared to total operating expenses of $168,185 for the same period one year ago. All of our operating expenses for the two periods were attributable to general and administrative expenses. For the three months ended March 31, 2007 our operating expenses of $218,490 consisted primarily of amortized costs related to financial consulting services which totaled approximately $52,300 and depreciation of $117,923.

For the same period one-year ago DHC and Runze’s general and administrative expenses consisted primarily of administrative expenses. During that period, part of depreciation was not factored into the general and administrative expenses, but rather cost of sales as we actually were able to manufacture product with our own equipment.

Net Income (Loss)

Net loss for the three months ended March 31, 2007 totaled ($218,490) compared to net income of $1,060,959 for the comparable period one year ago. This significant difference is largely attributable to the lack of revenues, and is also due to our increase in general and administrative expenses for the current three-month period. We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products but instead purchase finished product from DRC.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Results of Operations

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006

Revenues	$-	5,814,184
Cost of revenue	-	4,325,889

Gross Profit	-	1,488,295
Total Operating Expenses	427,134	258,298
Net income (loss)	$(427,134)	$1,229,997

Revenues

For the reasons stated above, we did no have any revenues for the six months ended March 31, 2007, compared to revenues of $5,814,184 for the same six-month period one year ago. We do not expect to generate revenues until we begin producing our own products in either DRC’s facilities or our own facilities depending on if we are up to the most current standards and regulations, as discussed above.

Cost of Sales

Our cost of sales were nil for the six months starting September 30, 2006 and ending March 31, 2007, compared to cost of sales of $4,325,889 for the same period one year ago. As noted above, we did not have any cost of sales during this period because we did not have any sales during this six month period and all the goods we purchased went to pay off payables with third party vendors.

Gross Profit

Our gross profit was nil for the six months ended March 31, 2007, compared to gross profit of $1,488,295 for the same period one year ago. Our gross profit was significantly lower for the current six-month period compared to the same period one year ago due to the above-mentioned significant decrease in revenues.

Total Operating Expenses

Our total operating expenses were $427,134 for the six months ended March 31, 2007, compared to total operating expenses of $258,298 for the same period one year ago. All of our operating expenses for the two periods were attributable to general and administrative expenses. For the six months ended March 31, 2007 our operating expenses of $427,134 consisted primarily of amortized costs related to financial consulting services which totaled approximately $129,784 and depreciation of $236,330.

For the same period one-year ago DHC and Runze’s general and administrative expenses consisted primarily of administrative expenses. During that period, part of depreciation was not factored into the general and administrative expenses, but rather cost of sales as we actually were able to manufacture product with our own equipment.

Net Income (Loss)

Net loss for the six months ended March 31, 2007 totaled $427,134 compared to net income of $1,229,997 for the comparable period one year ago. This significant difference is largely attributable to the lack of revenues, and is also due to our increase in general and administrative expenses for the current six-month period. We anticipate this net loss to be fairly indicative of future six-month periods in which we do not manufacture our own products but instead purchase finished product from DRC.

Liquidity and Capital Resources

Introduction

As of March 31, 2007, we had cash and cash equivalents totaling $102,685, no accounts receivable as a result of the collection all $2,013,529 in account receivables as of September 30, 2006, inventory totaling $485,651, prepaid financial consulting expense of $498,335, due from an affiliated party of $390,313, and other current assets totaling $13,166. Our current inventory is primarily our stock of raw material chemicals and finished chemical products awaiting shipment and distribution. The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance. Our total current liabilities as of March 31, 2006 were $1,321,076 consisting entirely of accounts payable. All of our accounts payable were due to unrelated third parties and we had no amounts due to related parties. Currently we hope to fund operations out of our sales of herbicides and pesticides going forward, but there is no assurance we will be able to do so. If we are not able to do so we would likely fund operations through the sale of our stock and from loans.

Our cash, accounts receivable, inventories, accounts payable (due to be an affiliated company) and accrued liabilities, and total current liabilities at the end of this three-month period as compared to the end of our last fiscal year were:

	As of March 31, 2007	As of September 30, 2006	Change

Cash and cash equivalents	$102,685	$103,817	$(1,132)
Accounts receivable	-	2,013,529	(2,013,529)
Inventories	485,651	399,636	88,015
Accounts payable	(1,321,076)	(1,815,719)	494,643
Due from affiliated party	-	(344,136)	344,136
Total current liabilities	$(1,321,076)	$(2,159,855)	$838,779

Cash Requirements

We intend to use our available funds as working capital to improve our own facilities in order to attempt to get them in satisfactory condition for our clients. We believe that our available funds will provide us with adequate capital for at least the next twelve months; however, to the extent that we make acquisitions, we may require additional capital for the acquisition or for the operation of the combined companies. We cannot assure that such funding will be available.

Sources and Uses of Cash

Operations

Net cash provided by operating activities of $744,365 for the six months ended March 31, 2007 was primarily a result of collecting accounts receivable totaling $2,045,622 and depreciation of $236,330, offset by our net loss for the six months of $427,134, prepaid expenses and sundry current assets of $497,357, the payment of accounts payable of $507,110, inventories of $76,861, and accrued expenses, taxes and sundry current liabilities of $29,125. Our net cash provided by operating activities totaled $873,182 for the same six month period one year ago. The primary difference between the two periods is in the period ended March 31, 2006 we incurred $3,506,846 in accounts payable, had inventories of $3,816,623 and did not collect any accounts receivables during that period. .

Investing

Net cash used in investing activities totaled $23,167 for the six months ended March 31, 2007, as compared to $753,307 for the same period one year ago. Our investing activities for the six month period ended March 31, 2007 consisted entirely of the acquisition of property and equipment in the amount of $23,167. During the same period in 2006, we had investing activities, also related to the acquisition of property and equipment, totaling $753,307. The decrease for the current period is attributable to the additions to our infrastructure and production lines in 2006 as compared to 2007 when we had already built up our manufacturing base to an operational level.

Financing

Net cash used in financing activities totaled $742,332 for the six months ended March 31, 2007, as compared to $339,837 in net cash provided by financing activities for the six months ended March 31, 2006. Our net cash used for financing activities for the six months ended March 31, 2007 related to the payment of our loan from (DRC), which is an affiliated company by virtue of $352,019 and loan to DRC of $390,313. The $339,837 in net cash provided by financing activities for the six months ended March 31, 2006, was the resulted of $339,837 in loans from DRC, an affiliated company.

Debt Instruments, Guarantees, and Related Covenants

Our related party debt is non-interest bearing and payable on demand. Our long term debt obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($29,000).

Critical Accounting Policies

The preparation of our financial statements that are in conformity with accounting principles generally accepted in the United States of America require our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements. The same also applies for reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are located in the notes to the financial statements which are an integral component of this filing.

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

Recently, the Chinese government implemented new regulations related to the manufacturing of herbicides and pesticides. Our current manufacturing facilities do not meet these new stricter regulations and, therefore, we cannot use these facilities to manufacture our products until we meet these new standards.

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

For the three and six months ended March 31, 2007, we did not sell any products and had no revenues.

In the past, we have only had one customer for our products, Jilin Ruiye Pesticide Co., an unrelated third party located in China. For the three and six months ended March 31, 2007, we had no revenues. Due to the fact that we were not able to negotiate discounted rates to use the plant and equipment of DRC and the new government regulations and standards on herbicides and pesticides, which our own facilities are not currently able to meet, we did not sell any products in the three months ended March 31, 2007. We hope this will not continue in future quarters, but if we are not able to use DRC’s facilities and cannot get our facilities up to our clients’ and the government standards, we will not be able to manufacture any product to sell. If this occurs it would have a significant impact on our ability to continue as an operating company. We are currently looking for additional sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

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

We face competition in the herbicide and pesticide industry. Many of the other herbicide and pesticide producing companies that sell into our markets may be more successful than us and/or have more experience and money that we do. This additional experience and money may enable our competitors to produce more effective herbicides and/or pesticides and be sell their product with more success than we are able to, which would decrease our sales.

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

SEC Comments

On February 15, 2007, we received comments from the Securities and Exchange Commission regarding our Annual Report on Form 10-K and our First Amended Annual Report on Form 10-K/A for the year ended September 30, 2006. We responded to the comments on May 3, 2007. On May 8, 2007, we received additional comments from the Securities and Exchange Commission. We are in the process of analyzing these comments and do not yet know the impact they may have on our filings and/or if we will need to file a second amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006. Additionally, we do not know if the comments impact the disclosure in this Quarterly Report. If the comments impact this Quarterly Report we will file an amended Quarterly Report, if necessary.

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

China Agro Sciences Corp.

Dated: June 19, 2007	By:	/s/ Zhengquan Wang
Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer