Form 10QSB
period 2007-06-30
CHINA AGRO SCIENCES CORP.
filed 2007-08-20
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 20, 2007, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

China Agro Sciences Corp.

TABLE OF CONTENTS

PART I

ITEM 1

FINANCIAL STATEMENTS

1

ITEM 2

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

10

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
  RISK

17

ITEM 4

CONTROLS AND PROCEDURES

18

PART II

ITEM 1

LEGAL PROCEEDINGS

19

ITEM 1A

RISK FACTORS

19

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

ITEM 5

OTHER INFORMATION

23

ITEM 6

EXHIBITS

23

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

ITEM 1

Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEETS

(U.S. $)

JUNE 30, 2007	SEPTEMBER 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 97,127	$ 103,817
Accounts receivable	-	2,013,529
Inventories	493,152	399,636
Prepaid expenses	452,765	-
Due from affiliated company	337,166	-
Other current assets	13,197	20,493
TOTAL CURRENT ASSETS	1,393,407	2,537,925

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	5,510,230	5,620,703

TOTAL ASSETS	$6,903,637	$8,158,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,288,731	$1,815,719
Due to affiliated company	-	344,136
TOTAL CURRENT LIABILITIES	1,288,731	2,159,855

LONG-TERM DEBT	336,640	323,363

STOCKHOLDERS’ EQUITY	5,278,266	5,675,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,903,637	$8,158,628

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(U.S.$)

THREE MONTHS ENDED JUNE 30,	NINE MONTHS ENDED JUNE 30,
2007 2006	2007 2006

REVENUE	$ -	$4,094,201	$ -	$9,908,385

COST OF SALES	-	2,934,109	-	7,259,998

GROSS PROFIT	-	1,160,092	-	2,648,387

COSTS AND EXPENSES :
General and administrative expenses	187,153	373,586	611,049	629,756
Interest expense, net	-	-	2,670	2,128
TOTAL COSTS AND EXPENSES	187,153	373,586	613,719	631,884

NET INCOME (LOSS)	$(187,153)	$786,506	$(613,719)	$2,016,503

BASIC AND DIULTED EARNINGS
PER COMMON SHARE	$(0.01)	N/A	$(0.03)	N/A

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	20,000,000	N/A	20,000,000	N/A

 CHINA AGRO SCIENCES CORP.

CONSLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(US $)

NINE MONTHS ENDED JUNE 30,
2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$ (613,719)	$2,016,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	357,595	409,552
Changes in operating assets and liabilities:
Accounts receivable	2,098,853	(4,337,858)
Inventories	(78,048)	(1,755,652)
Prepaid taxes	(451,599)	(213,931)
Accounts payable	(567,542)	4,265,721
Accrued expenses, taxes and sundry current liabilities	(28,556)	520,499
NET CASH PROVIDED BY OPERATING ACTIVITIES	716,984	904,834

INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,525)	(755,722)
NET CASH USED IN INVESTING ACTIVITIES	(23,525)	(755,722)

FINANCING ACTIVITIES:
Loan to affiliated company	(337,166)	-
Loan from (payment to) affiliated company	(357,455)	(128,737)
NET CASH USED IN FINANCING ACTIVITIES	(694,621)	(128,737)

EFFECT OF EXCHANGE RATE ON CASH	(5,528)	21,787

INCREASE (DECREASE) IN CASH	(6,690)	42,162

CASH – BEGINNING OF PERIOD	103,817	153,541

CASH – END OF PERIOD	$ 97,127	$ 195,703

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,670	$ 2,128

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

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

(Unaudited)

Seasonal business

Due to the seasonal nature of the Company’s business, the results of operations for the nine months ended June 30, 2007 are not necessarily indicative of the anticipated results for the year ending September 30, 2007.

PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of June 30, 2007 is as follows:

	Amount	Life

Machinery and equipment	$2,580,167	5-10 years
Furniture, fixtures and office equipment	20,780	5-7 years
Building and building improvements	4,202,784	40 years
Automobile	28,015	5 years
	6,831,746
Accumulated depreciation	1,321,516
	$5,510,230

DUE TO AFFILIATED COMPANY

This amount is non-interest and due on demand.

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

(Unaudited)

RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2007 the Company purchased $369,402 of finished goods from an affiliated company.

The Company had various advances and repayments with an affiliated company as follows:

JUNE 30, 2007	SEPTEMBER 30, 2006

Current assets	$337,166	$ -

Current liabilities	$ -	$344,136

These amounts are non-interest bearing and due on demand.

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’ Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars.  Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash and accounts receivable.  As of June 30, 2007, substantially all of the Company’s cash was managed by financial institutions.

Substantially all sales were made to one customer and all accounts receivable were from one customer.

(Unaudited)

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations.  The Company’s costs to comply with these laws and regulations are charged to expense as incurred.

The Company recently received a notice from the Chinese National Environmental bureau that all chemical manufacturing facilities must be located in designed “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated. The Company’s manufacturing facility is not currently located in a “chemical zone” and, therefore, the Company will be forced to move the facility to a “chemical zone” at some point in the next 1-2 years. The Company anticipates the cost of moving the facility will be substantial, but does not yet have an estimate as to the cost.

The Company’s manufacturing facilities have not been granted the necessary operating environmental permits.

GENERAL COMMENTS

During the nine month period ended June 30, 2007, approximately $370,000 of accounts payable was repaid by the transfer of finished goods inventory.

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

Overview

As a result of the merger transaction between our subsidiary, Dalian Acquisition Corp. (“Dalian”), and Dalian Holding Corp. (“DHC”), all of our operations are conducted through our subsidiary, DHC, which conducts all of its operations through its subsidiary, Ye Shun, and its wholly-owned subsidiary, Runze.  Therefore, since our relevant operations post merger are conducted through Runze the discussion herein relates to the operations of that entity as DHC and Ye Shun do not have any operations independent of Runze’s operations.

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset and its only operating asset.  Runze is a state-appointed pesticide manufacturer in China.  Through Runze, we specialize in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor.  During the fiscal year, which ended September 30, 2006, we only sold one product, Acetochlor, and that was to one customer, Jilin Ruiye Pesticide Co.  Additionally, all the Acetochlor we manufactured was at the manufacturing facilities of Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party where our sole officer and Director is the President and Chairman of the Board.  During the three and six months ended March 31, 2007, we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor.  However, beginning in May 2007, we began producing Acetochlor in trail productions that met our customers’

manufacturing requirements.  We had planned to increase this production for sale to third parties, but we recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, we will be forced to move our facility to a “chemical zone” at some point in the next 1-2 years.  We anticipate the cost of moving our facility will be substantial, but do not yet have an estimate as to the cost.  We should receive a further relocation notice prior to the time we are forced to move our manufacturing plant, but we are beginning to prepare for that move now.  Until we receive the further relocation notice we hope to continue to manufacture limited amounts of Acetochlor at our plant, in the same volume levels which we conducted our trail productions in May, 2007.  However, in order to manufacture even this limited product we must obtain a waiver from the local government.  We have applied for this waiver but have not received a response yet.  We will not attempt to produce higher volume levels of Acetochlor until we receive further details about the relocation.

Currently, we also do not believe we will be permitted to use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties because their manufacturing facilities is also not in a “chemical zone” and they will be forced to move their plant so we believe they will utilize their manufacturing capacity until that time to manufacture their own product.  Additionally, even if we were able to utilize DRC’s manufacturing facilities to manufacture our product there is no guarantee we will receive a discounted rate if we are allowed to use their facilities, and currently, even with the discounted rate, do not have the funds to pay DRC to utilize their facility.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Results of Operations

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Revenues	$-	4,094,201
Cost of revenue	-	2,934,109

Gross Profit	-	1,160,092
Total Operating Expenses	187,153	373,586
Net income (loss)	$(187,153)	$786,506

Revenues

We had no revenues for three months ended June 30, 2007, compared to revenues of $4,094,201 for the same period one year ago.  This substantial decrease in revenue is due to the fact that we did not market or sell any of our products to customers in the three months ended June 30, 2007. This was as a result from the new regulations and standards imposed by the government. The Company recently received a notice from the Chinese National Environmental bureau that all chemical manufacturing facilities must be located in designed "chemical zones"; going forward, and for manufacturing plants not located there now will have to be relocated. The Company's manufacturing facility is not currently located in a chemical zone and, therefore, the Company will be forced to move the facility to a chemical zone at some point in the next 1-2 years. The Company anticipates the cost of moving the facility will be substantial, but does not yet have an estimate as to the cost. Due to the fact that we were not able to negotiate discounted rates to use the plant and equipment of DRC and the new government regulations and standards on herbicides and pesticides, to which our own facilities are not able to meet, we did not sell any products in the three months ended June 30, 2007.

However, as noted above, we were able to begin trial production of Acetochlor in May, 2007.  These trials produced product that would be able to meet the government and our primary prospective client.  Unfortunately, due to the new regulations regarding all manufacturing facilities being located in a “chemical zone” we do not currently plan to produce anything more than trial runs of our product until we are able to move our plant to a “chemical zone” as our management has determined it would not be cost effective to invest the required funds to ramp up our production to commercial levels only to have to move the manufacturing facility.  Additionally, given the new regulations, we will need to obtain a waiver from the local government in order to produce any of our product at our current location.  We have applied for this waiver for trial production amounts only and are waiting to hear if our waiver has been approved.  Therefore, until we are able to manufacture product at our own plant it is very unlikely that we will produce any product to sell or generate any revenues unless we are able to utilize DRC’s manufacturing facility.

Cost of Sales

Our cost of sales were nil for the three months ended June 30, 2007, compared to cost of sales of $2,934,109 for the same period one year ago.  We did not have any cost of sales because, as described above, we did not have any sales during this three month period.

Gross Profit

Our gross profit was nil for the three months ended June 30, 2007, compared to gross profit of $1,160,092 for the same period one year ago.  Our gross profit was significantly lower for the current three-month period compared to the same period one year ago due to the above-mentioned significant decrease in revenues.

Total Operating Expenses

Our total operating expenses were $187,153 for the three months ended June 30, 2007, compared to total operating expenses of $373,586 for the same period one year ago.  All of our operating expenses for the two periods were attributable to general and administrative expenses.  For the three months ended June 30, 2007, our operating expenses of $187,153 consisted primarily of amortized costs related depreciation of $121,265.

For the same period one-year ago DHC and Runze’s general and administrative expenses consisted primarily of administrative expenses.  During that period, part of depreciation was not factored into the general and administrative expenses, but rather cost of sales as we actually were able to manufacture product with our own equipment.

We believe our total operating expenses of $187,153 for the three months ended June 30, 2007 are fairly indicative of our total operating expenses for a three-month period in which we do not manufacture any products.  As a comparison, our total operating expenses for the three months ended March 31, 2007, another three-month period in which we did not manufacture any products, totaled $218,490.

Net Income (Loss)

Net loss for the three months ended June 30, 2007 totaled ($187,153) compared to net income of $786,506 for the comparable period one year ago.  This significant difference is largely attributable to our lack of revenues.  We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products but instead purchase finished product from DRC.  As a comparison, our net loss for the three months ended March 31, 2007, another three-month period in which we did not manufacture any products, was ($218,490).

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Results of Operations

	Nine months Ended June 30, 2007	Nine months Ended June 30, 2006

Revenues	$-	9,908,385
Cost of revenue	-	7,259,998

Gross Profit	-	2,648,387
Total Operating Expenses	613,719	631,884
Net income (loss)	$(613,719)	$2,016,503

Revenues

For the reasons stated above, we did no have any revenues for the nine months ended June 30, 2007, compared to revenues of $9,908,385 for the same nine-month period one year ago.  We do not expect to generate revenues until we begin producing our own products in either DRC’s facilities or our own facilities depending on whether we successfully move our manufacturing facility to a designation “chemical zone,” as discussed above.

Cost of Sales

Our cost of sales were nil for the nine months ending June 30, 2007, compared to cost of sales of $7,259,998 for the same period one year ago.  As noted above, we did not have any cost of sales during this period because we did not have any sales during this nine-month period and all the goods we purchased went to pay off payables with third party vendors.

Gross Profit

Our gross profit was nil for the nine months ended June 30, 2007, compared to gross profit of $2,648,387 for the same period one year ago.  Our gross profit was significantly lower for the current nine-month period compared to the same period one year ago due to the above-mentioned significant decrease in revenues.

Total Operating Expenses

Our total operating expenses were $611,049 for the nine months ended June 30, 2007, compared to total operating expenses of $629,756 for the same period one year ago.  All of our operating expenses for the two periods were attributable to general and administrative expenses.  For the nine months ended June 30, 2007 our operating expenses of $611,049 consisted primarily of amortized costs related to financial consulting services which totaled approximately $129,784 and depreciation of $357,595.

For the same period one-year ago DHC and Runze’s general and administrative expenses consisted primarily of administrative expenses.  During that period, part of depreciation was not factored into the general and administrative expenses, but rather cost of sales as we actually were able to manufacture product with our own equipment.

Net Income (Loss)

Net loss for the nine months ended June 30, 2007 totaled ($613,719) compared to net income of $2,016,503 for the comparable period one year ago.  This significant difference is largely attributable to the lack of revenues, and is also due to our similar total general and administrative expenses for the current nine-month period.  We anticipate this net loss to be fairly indicative of future nine-month periods in which we do not manufacture our own products but instead either purchase finished product from DRC or do not produce or purchase any products.

Liquidity and Capital Resources

Introduction

As of June 30, 2007, we had cash and cash equivalents totaling $97,127, no accounts receivable as a result of the collection all $2,013,529 in account receivables as of September 30, 2006, inventory totaling $493,152, prepaid financial consulting expense of $452,765, due from an affiliated company of $337,166, and other current assets totaling $13,197.  Our current inventory is primarily our stock of raw material chemicals and finished chemical products awaiting shipment and distribution.  The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance.  Our total current liabilities as of June 30, 2007, were $1,288,731 consisting entirely of accounts payable. All of our accounts payable were due to unrelated third parties and we had no amounts due to related parties.  Currently we hope to fund operations out of our sales of herbicides and pesticides going forward, but there is no assurance we will be able to do so, particularly because we are not currently manufacturing any products for sale.  If we are not able to fund our operations from sales then we will likely fund operations through the sale of our stock and from loans.

Our cash, accounts receivable, inventories, prepaid expenses, amounts due from an affiliated party, accounts payable (due to unaffiliated third parties) and accrued liabilities, and total current liabilities as of June 30, 2007, compared to the end of our last fiscal year were:

	As of June 30, 2007	As of September 30, 2006	Change

Cash and cash equivalents	$97,127	$103,817	$(6,690)
Accounts receivable	-	2,013,529	(2,013,529)
Inventories	493,152	399,636	93,516

Prepaid expenses	452,765	-	452,765
Due from an affiliated company	337,166	-	337,166
Accounts payable	(1,288,731)	(1,815,719)	625,988
Due to affiliated company	-	(344,136)	344,136
Total current liabilities	$(1,288,731)	$(2,159,855)	$871,125

Cash Requirements

We intend to use our available funds as working capital to improve our own facilities to produce trial amounts of Acetochlor if our waiver is approved, as well to prepare for the move of our manufacturing facility.  We believe that our available funds will  provide us with  adequate  capital  for at least the next  twelve  months; however,  to the extent that we make  acquisitions or are forced to move our manufacturing facility,  we may  require  additional capital for the acquisition, for the operation of the combined  companies, or the relocation of our manufacturing facility.  We cannot assure that such funding will be available.

Sources and Uses of Cash

Operations

Net cash provided by operating activities of $716,984 for the nine months ended June 30, 2007 was primarily a result of collecting accounts receivable totaling $2,098,853 and depreciation of $357,595, offset by our net loss for the nine months of $613,719, prepaid expenses and sundry current assets of $451,599, the payment of accounts payable of $567,542, inventories of $78,048, and accrued expenses, taxes and sundry current liabilities of $28,556.  Our net cash provided by operating activities totaled $904,834 for the same nine-month period one year ago.  The primary difference between the two periods is in the period ended June 30, 2006 we incurred $4,265,721 in accounts payable, had inventories of $1,755,652 and did not collect any accounts receivables during that period.

Investing

Net cash used in investing activities totaled $23,525 for the nine months ended June 30, 2007, as compared to $755,722 for the same period one year ago.  Our investing activities for the nine-month period ended June 30, 2007 consisted entirely of the acquisition of property and equipment in the amount of $23,525. During the same period in 2006, we had investing activities, also related to the acquisition of property and equipment, totaling $755,722.  The decrease for the current period is attributable to the additions to our infrastructure and production lines in 2006 as compared to 2007 when we had already built up our manufacturing base to an operational level.

Financing

Net cash used in financing activities totaled $694,621 for the nine months ended June 30, 2007, as compared to $128,737 in net cash provided by financing activities for the nine months ended June 30, 2006.  Our net cash used for financing activities for the nine months ended June 30, 2007 related to the payment of our loan from DRC, which is an affiliated.  The $128,737 in net cash provided by financing activities for the nine months ended June 30, 2006, was the resulted of $128,737 in loans from DRC, an affiliated company.

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

ITEM 4

Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, we will be forced to move our facility to a “chemical zone” at some point in the next 1-2 years.  We anticipate the cost of moving our facility will be substantial, but do not yet have an estimate as to the cost.  We should receive a further relocation notice prior to the time we are forced to move our manufacturing plant, but we are beginning to prepare for that move now.  Until we receive the further relocation notice we hope to continue to manufacture limited amounts of Acetochlor at our plant, in the same volume levels which we conducted our trail productions in May, 2007.  However, in order to manufacture even this limited product we must obtain a waiver from the local government.  We have applied for this waiver but have not received a response yet.  We will not attempt to produce higher volume levels of Acetochlor until we receive further details about the relocation.

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

SEC Comments

On February 15, 2007, we received comments from the Securities and Exchange Commission regarding our Annual Report on Form 10-K and our First Amended Annual Report on Form 10-K/A for the year ended September 30, 2006.  We responded to the comments on May 3, 2007.  On May 8, 2007, we received additional comments from the Securities and Exchange Commission.  We responded to these comments on August 9, 2007.  After we have completed the comment process we will have to file a second amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006.  Additionally, we do not know if the comments impact the disclosure in this Quarterly Report.  If the comments impact this Quarterly Report we will file an amended Quarterly Report, if necessary.

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

China Agro Sciences Corp.

Dated: August 20 , 2007		/s/Zhengquan Wang
	By:	Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer