Form 10-K/A
CHINA AGRO SCIENCES CORP.
filed 2008-01-15
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Second Amended Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

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
Yes       No    X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes       No    X   .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X         No  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date.  As of January 3,2007, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

China Agro Sciences Corp.

TABLE OF CONTENTS

PART I

Explanatory Note

China Agro Sciences, Inc.has restated its Annual Report on Form 10-K.  This Annual Report is for the year ended September 30, 2006, and was originally filed with the Commission on Form 10-K on January 16, 2007, and as a First Amended Annual Report on Form 10-K/A on January 24, 2007.  The purpose of this amended Annual Report is to make corrections to the Annual Report based on comments received by the Commission.  There are changes made throughout this documents, but primarily to the Items entitled Description of Business, Risk Factors, Management’s Discussion and Analysis and the Financial Statements.  The Financial Statements have been restated in order to properly account for a government grant received from the Chinese government, and include the required disclosure under Item 302 of Regulation S-K and the Schedule I financial statements in accordance with Rule 5-04(c) of Regulation S-X.  The grant was originally accounted for as a “reduction in operating expenses” and should have properly been accounted for as a “reduction of fixed asset.”  The restated Financial Statements make this correction, as well as include Item 302 of Regulation S-K disclosure and Schedule I financial statements in accordance with Rule 5-04(c) of Regulation S-X.

This Second Amended Annual Report on Form 10-K/A for the transitional period ended September 30, 2006 amends and restates only those items of the previously filed First Amended Annual Report on Form 10-K/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the revisions and restatements or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the revisions and restatements.  For additional information regarding the restatement, see Note 12 to our Consolidated Financial Statements included in Part II - Item 7.  No other information contained in our previously filed Form 10-Ks for the transition period ended September 30, 2006 has been updated or amended.

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

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation (hereinafter “We” or “China Agro”) entered into an Agreement and Plan of Merger (the “Agreement”) with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) (“DHC”).  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”) (the “Merger”).  As a result of the merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

Prior to DaLian’s merger with DHC, DHC had acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”).  In the transaction in which Ye Shun purchased all the outstanding stock of Runze, Runze was determined to be the accounting acquirer.  In the transaction in which DHC acquired all the outstanding common stock of Ye Shun, Ye Shun was determined to be the accounting acquirer.  Ye Shun is a Hong Kong registered enterprise.  Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong.  As a result of the Merger, on April 28, 2006, we filed a Form N-54C and terminated our status as a business development company and, through our wholly-owned subsidiary, commenced operations, specializing in the sale and distribution of pesticides and herbicides, and consequently ceased being a development stage company.  Our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze.  The term “we” as used throughout this document refers to China Agro Sciences Corp., DaLian, and the operations of Runze, which are controlled by DHC.

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

China is the largest agricultural country in the world.  Due to its population the Chinese government is focused on its low income segment of the population, including the development of agriculture as a means to provide for its population.  China is also a developing country with a serious problem of plant diseases and insect pests.  Other issues, such as the lack of modern agricultural machinery and skills, low unit quality and productivity, and the dispersed layout of its cultivated land, have created many challenges.  The current population in China has reached a total of 1.3 billion, and the total cultivated land remains at 95 million hectares, which is equal to 0.073 hectare per person.  As a nation, China is using 7% of the world’s agricultural resources to support 22% of the world’s population.  Therefore, there is a need to increase productivity in the agricultural sector.  Advanced technologies, including the broader use of pesticides, are needed.  According to the Chinese Agriculture Ministry, each year the implementation of pesticides in China prevents the losses of over 25 million tons of foodstuff, 400 thousand tons of cotton, 8 million tons of vegetables, and 3.3 million tons of fruit, which are equal to 30 billion Yuan Renminbi (“RMB” – the Chinese currency; 1 RMB equals approximately 0.1248 U.S. dollars) in fair market value.

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

In October, 2005, we completed construction on an Acetochlor manufacturing facility with a 5,000-ton annual capacity.  However, during the fiscal year ended September 30, 2006, due to the lack of certain environmental permits and the failure of our manufacturing facility to meet the manufacturing standards of our only customer, Jilin Ruiye Pesticide Co., a third-party located in China, we manufactured all the Acetochlor we produced at the manufacturing plant of DRC, a related third-party.  We hope to obtain the appropriate environmental permits during fiscal year 2007.  Additionally, according to Jilin Ruiye Pesticide Co., our manufacturing facility lacks the quality control procedures that they require for the production of the products they sell.  In the future we hope to improve the conditions at our manufacturing plant in order to begin producing Acetochlor at the facility.  At some in the future we hope to operate the facility at full capacity to supply Acetochlor to the Chinese market.  We have future plans to utilize this facility to manufacture other Acetochlor-derived products, which will have applications in other areas.  During fiscal year 2006 we sold 4,100 tons of Acetochlor.

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

Research and Development

From our inception we have emphasized recruiting and development of quality employees.  Today we have a strong team of experts, specializing in agriculture protection, fine chemical synthesis, and chemical engineering.  We hope to obtain state-of-the-art equipment and form a strong coalition with many advanced research institutes, in order to become one of the most technologically-advanced pesticide manufactures in the China, setting industry standards in product research and development.

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

ITEM 1A – RISK FACTORS

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

Due to certain manufacturing standards required by our sole customer to date, Jilin Ruiye Pesticide Co., and our lack of permits related to environmental regulations, we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant because our manufacturing facility does not meet those standards.  The manufacturing standards that Jilin Ruiye claims our manufacturing facility does not meet relate to quality control.  Therefore, for the foreseeable future we will need to manufacture our product(s) at DRC’s manufacturing facility.  Under our agreement with DRC we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended September 30, 2006.  We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.  Based on these factors, if DRC ceased to allow us to manufacture our products at their facility we could not meet Jilin Ruiye’s strict manufacturing standards and would have to either cease selling our products to Jilin Ruiye, our sole customer, or pay another manufacturing facility a much higher manufacturing fee to manufacture our product, if we could even locate a facility to use.  Any of these issues would have a significant impact on our revenues and our ability to continue as an operating company.  Although we plan on continuing to use DRC’s facilities until we obtain all necessary environmental permits for our manufacturing facility and to improve our quality control procedures to meet Jilin Ruiye’s standards, there is no assurance we will be successful in either of these ventures.

Currently, we only have one customer for our products.

Currently, we only have one customer for our products, Jilin Ruiye Pesticide Co., an unrelated third party located in China.  If Jilin Ruiye ceased purchasing our product(s) then we would have no revenue from sales of our products, which would have a significant impact on our ability to continue as an operating company.  Jilin Ruiye is an unaffiliated company and we therefore do not have detailed information regarding their financial condition, but we do not know of any reason why Jilin Ruiye could not or would not continue to purchase product manufactured by us at DRC’s facility.  As noted above, as of September 30, 2006, Jilin Ruiye would not purchase product produced at our manufacturing plant due to certain deficiencies.  We are currently looking for additional sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

Fiscal Year Ended September 30,		Bid Prices
	Period	High	Low

2004	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2005	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$ -	$ -

2006	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	$2.30	$0.50
	Fourth Quarter	$1.75	$1.05

2007	First Quarter	$1.40	$1.10
	Second Quarter (through January 3, 2007)	$1.18	$1.17

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

ITEM 6 – SELECTED FINANCIAL DATA

China Agro Sciences Corp. (1)	For the Years Ended September 30,

	2006	2005	2004	2003	2002

Statement of Operations Data:

Total revenues	$12,749,788	-	-	-	-

Net income (loss)	1,931,558	(287,204)	-	-	-

Balance Sheet Data:

Current assets	$2,537,925	252,708	-	-	-
Total assets	7,843,728	6,014,573	-	-	-

Current liabilities	2,159,855	2,504,078	-	-	-
Total liabilities	2,483,218	2,815,144	-	-	-
Total stockholders’ equity	5,360,510	3,199,429	-	-	-

Total dividends per common share	- 0 -	- 0 -	-	-	-

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

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation entered into an Agreement and Plan of Merger with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) (“DHC”).  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”) (the “Merger”).  As a result of the merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

After the merger transaction between our subsidiary, Dalian and DHC, all of our operations have been conducted through our subsidiary, DHC, which conducts all of its operations through its subsidiary, Ye Shun, and its wholly-owned subsidiary, Runze.  Therefore, since our relevant operations post merger are conducted through Ye Shun and Runze the discussion herein relates to the operations of those two entities.

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

Year ended September 30, 2006 compared to year ended September 30, 2005

Revenues, Expenses and Loss from Operations

We had revenue of $12,749,788for the year ended September 30, 2006 compared to no revenue for the year ended September 30, 2005.  Our general and administrative expenses, and net loss for the years ended September 30, 2006 and September 30, 2005, respectively, are as follows:

	September 30, 2006	September 30, 2005	Percentage Change

Revenue	$12,749,788	$-	N/A
Cost of Sales	9,837,089	-	N/A
General and Administrative Expenses	981,141	287,204	218%
Net Income (Loss)	$1,931,558	$(287,204)	N/A

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

Our cost of sales for the year ended September 30, 2006, totaled $9,837,089, compared to $0 for the year ended September 30, 2006.  The cost of sales for the year ended September 30, 2006, consisted primarily of costs associated with the acquisition of raw materials.  Included in cost of sales was also the money we paid to DRC for the use of their manufacturing facilities to manufacture our products.  Under our agreement with DRC we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended September 30, 2006.  We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.

Our general and administrative expenses of $914,385 for the year ended September 30, 2006 consisted primarily of $291,250 in costs of going public, $179,211 in depreciation expenses (exclusive of the $275,737 in depreciation included in the Company’s total cost of sales), $33,828 in salaries, and $20,322 in property taxes.

Net Income (Loss)

Our net income (loss) for the year ended September 30, 2006, was $1,931,558, compared to ($287,204) for the year ended September 30, 2005.  As noted above, this significant change in net income (loss) is due to our acquisition of Runze, and the revenue generated by Runze’s subsequent sale of its herbicide, Acetochlor.  For the year ended September 30, 2005, our net income (loss) consisted entirely of our general and administrative expenses.

As noted above, we have an agreement with DRC, a related-party that our sole officer and Director is the President and Chairman of the Board.  We manufactured all of our products at DRC’s manufacturing facility during fiscal year 2006.  Under our agreement with DRC, we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended September 30, 2006.  We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.  If we had not been permitted to use DRC’s facilities at a discounted rate our net income (loss) would have been significantly reduced.  If, in the future, we are not permitted to use DRC’s manufacturing facilities at a greatly reduced rate our net income (loss) will be negatively affected due to the higher operating costs.

Additionally, currently we do not have any operations, income, or expenses in the United States, and, therefore, we do not owe any income taxes in the United States and we are not accruing for income taxes in the United States.  If this changes in the future and we become subject to income taxes in the United States and either pay or accrue such taxes it will have a negative impact on our net income (loss).

We did not make a provision for income taxes in China, since we are not subject to income tax during our first two years of operations in China.  However, if we had been subject to income taxes in China during the year ended September 30, 2006, we would have been subject to an income tax rate of 27% of net income, which would have totaled approximately $520,000.

Liquidity and Capital Resources

Introduction

During the year ended September 30, 2006 we generated positive operating cash flows, but did not do so for the year ended September 30, 2005.  Cash totaled $103,817 and $77,250 at September 30, 2006 and 2005, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2006 and 2005, respectively, are as follows:

	September 30, 2006	September 30, 2005	Increase (Decrease)

Cash	$103,817	$77,250	26,567
Total Current Assets	2,537,925	252,708	2,285,217
Total Assets	7,843,728	6,014,573	1,829,155
Total Current Liabilities	2,159,855	2,504,078	(344,223)
Total Liabilities	$2,483,218	$2,815,144	(331,926)

Sources and Uses of Cash

Operations

Our net cash provided by (used in) operating activities for the year ended September 30, 2006 totaled $785,944, compared to $654,263 for the same period one year ago.  We anticipate that both our cash generated from operations and used for operations will continue to increase as the operations from Runze continue to increase.  Until that time we believe this figure will be fairly indicative our cash generation and cash used for operations in a year period.

Investments

Our investing activities for the year ended September 30, 2006 consisted of the acquisition of property and equipment in the amount of ($317,958)and the government grant for property and equipment purchase.  During the year ended September 30, 2005, we had investing activities, also related to the acquisition of property and equipment, totaling ($632,826).

Financing

During the year ended September 30, 2006, we paid back the loan from DRC of $1,036,017.For the year ended September 30, 2005, our financing activities totaled $17,310, consisting of ($363,000) related to a short term bank loan, $311,066 related to a loan from a local government agency in China, and $69,244 from a loan from an affiliate company.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Agro Sciences Corp.

We have audited the accompanying consolidated balance sheet of China Agro Sciences Corp. as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005.  Our audits also included the financial statement schedule I.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Agro Sciences Corp. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Paritz & Company, P.A.

Hackensack, New Jersey
October 30, 2006, except for Note 12 which
Is dated December 5, 2007

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006
(U.S. $)

ASSETS

CURRENT ASSETS:
Cash	$ 103,817
Accounts receivable	2,013,529
Inventories	399,636
Other current assets	20,943
TOTAL CURRENT ASSETS	2,537,925

Property and equipment, net of accumulated depreciation (Notes 2 and 9)	5,305,803

TOTAL ASSETS	$7,843,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,815,719
Due to affiliated company	344,136
TOTAL CURRENT LIABILITIES	2,159,855

LONG-TERM DEBT	323,363

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized
20,000,000 shares issued and outstanding	20,000
Additional paid in capital	3,738,900
Retained earnings	1,372,662
Accumulated other comprehensive income	228,948
TOTAL STOCKHOLDERS’ EQUITY	5,360,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,843,728

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S.$)

	YEAR ENDED SEPTEMBER 30,
	2006	2005

SALES	$12,749,788	$ -

COST OF SALES (Note 7)	9,837,089	-

GROSS PROFIT	2,912,699	-

COSTS AND EXPENSES:
General and administrative expenses	914,385	287,204
Interest expense	66,756	-

TOTAL COSTS AND EXPENSES	981,141	287,204

NET INCOME (LOSS)	$1,931,558	$(287,204)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$ 0.097	N/A

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,000,000	N/A

See notes to financial statements

CHINA AGRO SCIENCES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. $)

COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	OTHER COMPREHENSIVE INCOME	TOTAL

BALANCE – SEPTEMBER 30, 2005	$3,738,900	$ -	$(558,896)	$ 19,425	$3,199,429

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	-	-	-	20,000

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-	-	-	-

Effect of stock splits and return of shares	(3,738,900)	3,738,900	-	-	-

Foreign currency translation adjustment	-	-	-	209,523	209,523

Net income	-	-	1,931,558	-	1,931,558

BALANCE – SEPTEMBER 30, 2006	$ 20,000	$3,738,900	$1,372,662	$228,948	$5,360,510

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. $)
	YEAR ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$ 1,931,558	$ (287,204)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	420,667	236,918
Changes in operating assets and liabilities:
Accounts receivable	(2,013,529)	11,397
Inventories	(274,069)	125,830
Prepaid expenses	35,560	(9,897)
Other current assets	(6,036)	142,979
Accounts payable	691,793	434,240
NET CASH PROVIDED BY OPERATING ACTIVITIES	785,944	654,263

INVESTING ACTIVITIES:
Government grant for property and equipment purchase	349,888	-
Acquisition of property and equipment	(317,958)	(632,826)
NET CASH USED IN INVESTING ACTIVITIES	31,930	(632,826)

FINANCING ACTIVITIES:
Short-term bank loan	-	(363,000)
Loan from local government	-	311,066
Loans from affiliated company	(1,036,017)	69,244
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,036,017)	17,310

EFFECT OF EXCHANGE RATE ON CASH	244,710	20,227

INCREASE IN CASH	26,567	58,974

CASH – BEGINNING OF YEAR	77,250	18,276

CASH – END OF YEAR	$ 103,817	$ 77,250

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 66,707	$ -
Non-cash financing activities:
Sale of inventory to an affiliated company in repayment of debt	$ -	$125,393

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

On March 15, 2006, the Company entered into an Agreement and Plan of Merger with China Agro whereby, at the closing, China Agro would merge with DaLian Acquisition Corp. (“DaLian”), a wholly-owned subsidiary of the Company formed in 2006 (the “Merger Agreement”).   The transaction closed on May 1, 2006, at which time, in accordance with the Merger Agreement, DaLian Holding Corp. (“DHC”) merged into DaLian, whereby DHC remained the surviving entity and DaLian ceased to exist.  Upon this merger, the Company issued 13,449,488 shares of its common stock to the former stockholders of DHC.   Prior to DHC’s merger with DaLian (and the Company), DHC acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”).

In addition, certain of the DHC stockholders acquired 5,500,000 shares of the Company from the then majority stockholder, director and sole officer and his holding company.  Following the closing, the DHC stockholders owned 18,949,488 shares of the Company’s common stock, or 94.7% of the Company’s outstanding 20,000,000 shares.  As a result of the Merger the Company terminated its status as a business development company.  The Company commenced sales of its products early in the fiscal year ended September 30, 2006, and accordingly, is no longer a development stage company.  The Company’s only operations after this transaction are conducted through their wholly-owned subsidiary (Ye Shen) which controls the assets and operations of Runze, an entity with operations in the People’s Republic of China (“PRC”).
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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (”SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB“).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

2            PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of September 30, 2006 is as follows:

	AMOUNT	LIFE

Machinery and equipment	$2,121,078	5-10 years
Furniture, fixtures and office equipment	19,961	5-7 years
Building and building improvements	4,021,868	40 years
Automobile	26,910	5 years
	6,189,817
Accumulated depreciation	884,014
	$5,305,803

3            DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

4            LONG-TERM DEBT

This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($29,000) commencing in August 2010.

5            GRANTS FROM LOCAL GOVERNMENT

The Company has received grants from the local government during the year ended September 30, 2006 totaling $349,888, which amount was credited to property and equipment.

6            INCOME TAX STATUS

No provision for income taxes has been made, since the Company is not subject to income tax during the first two years of operations in China.  However, had the Company been subject to income taxes in China during the year ended September 30, 2006, it would have been subject to an income tax rate of 27% of net income, which would have totaled approximately $520,000.

7            EARNINGS PER SHARE

Outstanding shares prior to March 15, 2006, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

8            RELATED PARTY TRANSACTIONS

The Company utilized the manufacturing facilities of DRC to manufacture all of its products during the year ended September 30, 2006.  DRC is controlled by the sole officer and director of the Company.  The Company incurred costs of $174,000 in connection with this agreement for the year ended September 30, 2006.

The Company believes that the costs to manufacture the products may have been $1.5 Million to $2.0 Million higher if an unrelated party manufactured the goods.

The Company had various advances and repayments to/from DRC.  The net amounts paid for the year ended September 30, 2006 was $1,036,017.

9            COMMITMENTS AND CONTINGENCIES

a)            All of the Company’s sales for the year ended September 30, 2006 were made to one customer.

b)            The Company’s manufacturing facilities have not been granted the necessary operating environmental permits.  Additionally, the facilities do not meet the quality control procedures required by its sole customer (see above paragraph).

10	RISK FACTORS

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

Dividend Restrictions

Since the Company’s operating subsidiary has its primary operations in the PRC the majority of its revenues will be settled in Renminbi, not U.S. Dollars.  Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in Renminbi to pay any dividend payments to the parent Company and its shareholders may be limited.

11            SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

-------------------------------------QUARTER-----------------------------------
First	Second	Third	Fourth	TOTAL

2006

Revenue	$ 986,894	$4,827,290	$4,094,201	$2,841,403	$12,749,788

Operating income	169,038	1,060,959	786,506	(84,945)	1,931,558

Net income	169,038	1,060,959	786,506	(84,945)	1,931,558

Basic and diluted earnings per common share	N/A	N/A	0.039	0.004

12            RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On February 15, 2007, the Company received the first of a series of comment letters from the Commission related to the Company’s Form 10-K for the period ended September 30, 2006.  Several of those comments related to the Company’s financial statements and particularly to its accounting for a government grant, its disclosure related to Item 302 of Regulation S-K, and regarding the failure to include Schedule I financial statements in accordance with Rule 5-04(c) of Regulation S-X.  The question relating to the government grant related to the fact it was originally accounted for as a “reduction in fixed assets” and questioned whether it should have properly been accounted for as a “previously acquired fixed asset.”  After further review of when the grant was applied for and actually received versus when the fixed asset was purchased, the Company has amended its accounting of the government and has accounted for the grant has a “previously acquired fixed asset.”  The correction of this calculation resulted in the reclassification of certain amounts in the financial statements.  .

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheets at September 30, 2006 and the consolidated statements of operations for the years ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the years ended September 30, 2006 and 2005:

CHINA AGRO SCIENCES CORP.
BALANCE SHEET

	FILED WITH 10K			RESTATED
	SEPTEMBER 30,	ADJUSTMENTS		SEPTEMBER 30,
	2006			2006
ASSETS
CURRENT ASSETS:
Cash	103,817			103,817
Accounts receivable	2,013,529			2,013,529
Inventory	399,636			399,636
Other current assets	20,943			20,943

TOTAL CURRENT ASSETS	2,537,925			2,537,925

PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION	5,620,703	(314,900)	(a)	5,305,803

TOTAL ASSETS	8,158,628	(314,900)		7,843,728

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	1,815,719			1,815,719
Due to affiliated company	694,136	(350,000)	(b)	344,136

TOTAL CURRENT LIABILITIES	2,509,855	(350,000)		2,159,855

LONG-TERM DEBT		323,363	(c)	323,363

TOTAL LIABILITIES		(26,637)		2,483,218

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,000,000 shares issued and outstanding	20,000			20,000
Additional paid in capital	3,738,900			3,738,900
Retained earnings	1,643,908	(271,246)	(d)	1,372,662
Accumulated other comprehensive income	245,965	(17,017)	(e)	228,948

TOTAL STOCKHOLDERS' EQUITY	5,648,773	(288,263)		5,360,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,158,628	(314,900)		7,843,728

(a) Reclassification of the government grant of $349,888 which was specifically made to subsidize the acquisition of fixed assets and the related accumulated depreciation of $34,988

(b) Adjust accrual for equipment leased from related company

(c) Reclassification of government grant to long term debt

(d) Net effect of adjustments on income.

(e) Changes on foreign currency translation adjustment because the change of net income.

	CHINA AGRO SCIENCES CORP.
	STATEMENTS OF OPERATIONS

		FILED WITH 10K			REVISED
		SEPTEMBER 30,	ADJUSTMENTS		SEPTEMBER 30,
		2006			2006

	REVENUE	12,749,788			12,749,788

	COST OF SALES	10,187,089	(350,000)	(f)	9,837,089

	GROSS PROFIT	2,562,699	350,000		2,912,699

	COSTS AND EXPENSES:
			(34,493)	(g)
	General and administrative expenses	1,015,634	(66,756)	(h)	914,385
	Government grant	(655,739)	655,739	(i)	-
	Interest expense		66,756	(j)	66,756

	TOTAL COSTS AND EXPENSES	359,895	621,246		981,141

	NET INCOME (LOSS)	2,202,804	(271,246)	(k)	1,931,558

(f)	Adjust accrual for equipment leased from related company

(g)	Reclassification of the accumulated depreciation related to government grant

(h)	Segregate interest expense from general and administrative expense

(i)	Reclassification of government loan and grant

(j)	Segregate interest expense from general and administrative expense

(k)	Net effect of adjustments on income.

CHINA AGRO SCIENCES CORP.
STATEMENTS OF CASH FLOWS

	FILED WITH 10K			REVISED
	SEPTEMBER 30,	ADJUSTMENTS		SEPTEMBER 30,
	2006			2006
OPERATING ACTIVITIES:
Net income (loss)	2,202,804	(271,246)	(l)	1,931,558
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation of property and equipment	454,948	(34,281)	(m)	420,667
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts receivable	(2,013,529)			(2,013,529)
Inventory	(274,069)			(274,069)
Prepaid expenses	35,560			35,560
Other current assets	(6,036)			(6,036)
Accounts payable	691,793			691,793

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,091,471	(305,527)		785,944

INVESTING ACTIVITIES:
Government grant to purchase equipment	-	349,888	(n)	349,888
Acquisition of property and equipment	(317,958)	-		(317,958)

NET CASH USED IN INVESTING ACTIVITIES	(317,958)	349,888		31,930

FINANCING ACTIVITIES:
Grants from local government	(311,066)	311,066	(o)	-
Loans from affiliated company	(686,017)	(350,000)	(p)	(1,036,017)
NET CASH USED IN FINANCING ACTIVITIES	(997,083)	(38,934)		(1,036,017)

EFFECT OF EXCHANGE RATES ON CASH	250,137	(5,427)	(q)	244,710

INCREASE ( DECREASE ) IN CASH	26,567	-		26,567

CASH - BEGINNING OF PERIOD	77,250			77,250

CASH - END OF PERIOD	103,817	-		103,817

(l) Net effect of adjustments on income.

(m) Reclassification of the accumulated depreciation related to government grant

(n) Reclassification of the government grant which was specifically made to subsidize the acquisition of fixed assets

(o) Reclassification of government grant to long term debt

(p) Adjust accrual for equipment leased from related company

(q) Changes on foreign currency translation adjustment because the change of net income.

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
BALANCE SHEETS
September 30, 2006

ASSETS

INVESTMENT IN SUBSIDIARIES	$5,360,510

TOTAL ASSETS	$5,360,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY	$5,360,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,360,510

In response to the Commissions other comments related to the Company’s financial statements, the  Company has included a new Note related to the Item 302 of Regulation S-X and has included Schedule I financial statements.

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER, 2006

INCOME FROM EARNINGS OF SUBSIDIARIES	$1,931,558

NET INCOME (LOSS) BEFORE INCOME TAX	$1,931,558

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
STATEMENTS OF CASH FLOWS
YEAR ENDED SEPTEMBER, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,931,558
Adjustments to reconcile net income to
net cash provided by operating activities:
Earnings of subsidiaries	(1,931,558)

NET CASH PROVIDED BY OPERATING ACTIVITIES	-

CASH – BEGINNING OF PERIOD	-

CASH – END OF PERIOD	$-

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006(the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

ITEM 9B – OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended September 30, 2006 was filed with the Commission on a Form 8-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Zhengquan Wang	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, Secretary, and Director

John C. Leo	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Secretary, Ex- Director

Carl M. Berg	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Chairman, Ex-President, Ex-Secretary, Ex-Treasurer	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	0-	-0-	-0-	-0-	-0-

Kevin J. Gadawski	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	5,000	-0-	-0-	-0-	-0-
	2004	-0-	-0-	5,000	-0-	-0-	-0-	-0-

Mark Stewart	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Zhengquan Wang	-0-	N/A	N/A	N/A

John C. Leo	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Zhengquan Wang	N/A	N/A	N/A	N/A

John C. Leo	N/A	N/A	N/A	N/A

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

We have an agreement with Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party that our sole officer and Director is the President and Chairman of the Board.  We manufactured all of our products at DRC’s manufacturing facility during fiscal year 2007.  Under our agreement with DRC, we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended October 31, 2006.  We believe these costs would be significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended October 31, 2006.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit – Related Fees

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

China Agro Sciences Corp.

Dated: January 15, 2008	/s/ Zhengquan Wang
By: Zhengquan Wang
Its: President, Director,
Chief Executive Officer, Chief Financial Officer