Form 10-K
CHINA AGRO SCIENCES CORP.
filed 2008-01-15
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date.  As of January 11, 2008, there were 20,050,000 shares of commonstock, par value $0.001, issued and outstanding.

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

Mr. Zhengquan Wang, our Chief Executive Officer, Chief Financial Officer and a Director, is the President and Chairman of the Board of DRC.  After the formation of Runze, we initially believed DRC would be one of our primary competitors in the manufacturing and sale of herbicides and pesticides in China, however, due to certain manufacturing standards in place at our sole customer to date, Jilin Ruiye Pesticide Co., we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant.   During our fiscal year, ended September 30, 2006, we only sold one product, Acetochlor, and that was to one customer, Jilin Ruiye Pesticide Co.

During the first six months of fiscal year 2007 we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor.  We recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.  Based on the location of our current manufacturing plant our management has determined that our manufacturing plant is of little or no value and has been categorized as an impaired asset on our current audited financial statements.  As a result of our inability to use DRC’s manufacturing facilities and the inability to utilize our own facilities we did not have any revenues during our fiscal year ended September 30, 2007.

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

Due to the new government regulations, there is a good chance that we will not continue in the business of manufacturing and selling pesticide and herbicide products in China.  If management makes the determination that we cannot continue in the pesticide and herbicide business in China we will look for other business alternatives. Based on the location of our current manufacturing plant our management has determined that our manufacturing equipment is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

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

The pesticide industry in China has experienced tremendous growth in the past 10 years, with its productivity almost doubled and over 100 new pesticide products invented.  According to the Centre Bureau of Product & Quality Control, the current pesticide production in China has reached an annual output of 800 thousand tons with 20 billion RMB in value, ranking the second largest in the world.  Export of pesticides plays an important role, which returns $1.2 billion in revenue annually.  However, currently in China pesticides are only used on 60% of the cultivated wet land and 30% of the cultivated dry land, compared to a full 100% in most developed countries.  Among all pesticides, insecticides are the most common, which are largely organic-phosphide-based (“OPB”) with high toxic contents and residues.  Due to these high toxicity levels in the insecticides it is currently anticipated that the production and usage of the five most popular OPB insecticides, which currently represent 30% of the total market share in the nation, will be banned sometime in 2008.

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

Principal Products and Services

We operate through our subsidiary, Runze.  Our primary business is the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects.  Although, in the past we have only produced Acetochlor, if we ever start producing herbicides and pesticides again we hope to start producing up to four different herbicides and pesticides:  Acetochlor, Razesor, Emamectin benzoate, and Clethodim.

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

In October, 2005, we completed construction on an Acetochlor manufacturing facility with a 5,000-ton annual capacity.  However, during the fiscal year ended September 30, 2006, due to the lack of certain environmental permits and the failure of our manufacturing facility to meet the manufacturing standards of our only customer, Jilin Ruiye Pesticide Co., a third-party located in China, we manufactured all the Acetochlor we produced at the manufacturing plant of DRC, a related third-party.  During the first six months of fiscal year 2007 we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor.  We recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.  Based on the location of our current manufacturing plant our management has determined that our manufacturing plant is of little or no value and has been categorized as an impaired asset on our current audited financial statements.  As a result of our inability to use DRC’s manufacturing facilities and the inability to utilize our own facilities we did not produce any Acetochlor for sale during our fiscal year ended September 30, 2007 and do not know when, or if, we will ever be able to continue to manufacture pesticide and herbicide products.

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

Sales and Marketing Strategy

Our original sales and marketing strategy involved the use of a sophisticated sales and marketing network in China developed by DRC.  We believed this network would give us access to the vast rural areas of China and the ability to provide products and supports to millions of agricultural producers and the land they farm.  Due to our current inability to manufacture our products we currently do not have a sales and marketing strategy.

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

Distribution

Due to our current inability to manufacture our products we are not distributing any of our products and will not until we either build a new facility in a “chemical zone,” or contract with an approved facility for the manufacturing of our products.  If we were able to manufacture our own products we would likely distribute those products through Mr. Wang’s connections in the pesticide and herbicide industry in China.

As for distribution abroad, we will face mandatory governmental and regulatory regulations to distribute our products abroad. These stipulations can and may include registering with the proper government boards, provincial and local regulatory bodies, and other various groups which monitor the distribution of pesticide products.

Competition

We specialize in the sales and distribution of herbicides and pesticides.  We compete with other herbicide and pesticide for distributors and customers, primarily in China.  Our primary competitors in China include Jiangsu Ludelai Co., Ltd., Hebei Xuanhua Pesticide Co., Ltd., and Jiangsu Nantong Jiangshan Pesticide Co., Ltd.  As noted above, we initially believed DRC would be one of our primary competitors in the manufacturing and sale of herbicides and pesticides in China, however, due to certain manufacturing standards in place at our sole customer to date, Jilin Ruiye Pesticide Co., we manufactured all of the herbicides we sold in fiscal year 2006 at DRC’s manufacturing plant and currently do not consider them to be one of our competitors. Mr. Zhengquan Wang, our Chief Executive Officer, Chief Financial Officer and a Director, is the President and Chairman of the Board of DRC.  Many of the herbicide/pesticide companies with whom we compete, including those listed herein, have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on the manufacturing of pesticides and herbicides and also on research and development of new products.  In addition, they may be able to afford more technical expertise in the development of new products.  This competition could result in competitors having herbicides and pesticides of greater quality and interest to prospective customers.  This competition could adversely impact our ability to acquire additional customers.

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

Dependence on a Few Customers

During fiscal year 2007, we did not sell any products.  During fiscal year 2006, we only sold one product, Acetochlor, and only sold that product to one customer, Jilin Ruiye Pesticide Co.  We are not currently seeking additional customers for our products until we determine if we will be able to manufacture products in the future.  If we can start producing product in the future we hope to sell to more than one customer and to sell more than one product, but this would likely be contingent upon us either building a new manufacturing facility in an approved “chemical zone,” or contracted with an approved facility to manufacture our products.

Intellectual Property

We previously reported that we own a Chinese patent and a PCT patent (PCT # 02128312.5), which is a patent issued by the World Intellectual Property Organization pursuant to the Patent Cooperation Treaty, on the Razesor pesticide.  This disclosure was in error.  This patent is owned by DRC and not us.  We currently do not have any patents on our products.

Government Approvals

As noted above, due to new regulations, only chemical manufacturers with facilities in approved “chemical zones” may manufacture any herbicide and pesticide products.  Our manufacturing facility if not in a “chemical zone” and, therefore, we will not be able to utilize that facility to manufacture our products.

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

As noted above, in May 2007, we received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.

Environmental Compliance

Although we are aware of the impact our products have on the environment and attempt to make environmentally-friendly products, we had not been too heavily regulated in the China in terms of environmental compliance.  However, with the “chemical zone” regulation our environmental compliance has increased.  We expect these regulations to further increase in the future and we could have numerous issues meeting any new environmental compliance regulations in the future.

Employees

As of September 30, 2007, we employed a total of 13 full-time employees, 3 of which were executives.  We no longer have employees engaged in manufacturing our products, nor involved in sales. The remaining 10 are involved with human resources and administration.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review.  These risk factors and other considerations include:

We currently cannot manufacture products at our own manufacturing facility and do not have any agreements in place to manufacture products at another facility.

We recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.  Based on the location of our current manufacturing plant our management has determined that our manufacturing plant is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

Therefore, our only way to manufacture product is to contract with an approved facility.  We currently do not have any such agreements in place and do not know if we will able to manufacture product in the future.  As a result of our inability to use DRC’s manufacturing facilities and the inability to utilize our own facilities we did not produce any Acetochlor for sale during our fiscal year ended September 30, 2007 and do not know when, or if, we will ever be able to continue to manufacture pesticide and herbicide products.  If we are not able to manufacture pesticide or herbicide products for sale in China it would have a significant impact on our ability to continue has an operating company.

Our manufacturing plants are located in China and our pesticide and herbicide production, sale and distribution is subject to Chinese regulation.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:  i) level of government involvement in the economy; ii) control of foreign exchange; methods of allocating resources; iv) international trade restrictions; and v) international conflict.  Additionally, as a pesticide and herbicide manufacturer located in China, we are a state-licensed company and facility and subject to Chinese regulation and environmental laws.  The Chinese government has been active in regulating the pesticide industry, including the recent enactment of the “chemical zones.”  If we were to lose our state-licensed status we would no longer be able to manufacture herbicides or pesticides in China, which is our sole operation.

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

Recently, the Chinese government implemented new regulations related to the manufacturing of herbicides and pesticides.  Our current manufacturing facilities do not meet these new stricter regulations and, therefore, we cannot use these facilities to manufacture our products.  Therefore, our only way to manufacture product is to contract with an approved facility.  We currently do not have any such agreements in place and do not know if we will able to manufacture product in the future.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  Currently, our only manufacturing facility does not have current environmental permits and is not operational, which has meant we could not manufacture any product(s).  Additionally, with the new regulation that our plant must be moved to a “chemical zone” we do not know if we will able to comply with this regulation and therefore may not be able to manufacture products and may have to cease doing business.

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

Currently, since our primary operations are in the PRC, all of our revenues will be settled in RMB, not U.S. Dollars.  Due to certain restrictions on currency exchanges that exist in the PRC, our ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.
The value of our securities will be affected by the foreign exchange rate between U.S. dollars and Renminbi.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated.  For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.  Although, as noted above, due to currency restrictions in the PRC we are precluded from paying dividends even if we were in a position to do so.

During our fiscal year ended September 30, 2007, we did not sell any products and had no revenues.

During our fiscal year ended September 30, 2007, we had no revenues.  Due to the fact that we were not able to negotiate discounted rates to use the plant and equipment of DRC and the new government regulations and standards on herbicides and pesticides, which our own facilities could not meet for most of the year, combined with the new “chemical zone” regulation, we did not sell any products in the year ended September 30, 2007.   We hope this will not continue in future quarters and years, but if we are not able to use DRC’s facilities and cannot contract with a third party to use their facilities we will not be able to manufacture any product to sell.  If this occurs it would have a significant impact on our ability to continue as an operating company.  We are currently looking for additional manufacturing and sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

We give no assurances that any plans for manufacturing products will be implemented.

Currently, we cannot manufacture any of our own product and will not be able to unless we build a new manufacturing facility, at a substantial cost, or enter into an agreement with another company to utilize their manufacturing facilities.  If we cannot build a new facility or contract with an approved manufacturing facility we may have to look for alternatives to pesticide and herbicide production and sale as our primary business.

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

We face competition in the herbicide and pesticide industry.  Many of the other herbicide and pesticide producing companies that sell into our markets may be more successful than us and/or have more experience and money that we do.  This additional experience and money may enable our competitors to produce more effective herbicides and/or pesticides and be sell their product with more success than we are able to, which would decrease our sales.  We do not yet know the impact of the “chemical zone” requirement on our competitors.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we did received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.  We have responded to those comments and filed a Second Amended Annual Report on Form 10-K/A for the transition period ended September 30, 2006 as a result of these comments.

ITEM 2 - PROPERTIES

Our executive offices in the United States are not yet open.  Currently our operations are conducted out of the offices of our manufacturing facility owned by Runze, our subsidiary, located in the city of ZhuangHe, LiaoNing Province, China.  The manufacturing facility is approximately 128,291 square feet, with 2,000 square feet being used for our executive offices.  We own this facility and therefore do not make any rent payments on this facility.  Due to the new regulations in China, we did not utilize our manufacturing facility to produce any of our products and will not be able to do so in the future..

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three month period ended September 30, 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board   Our original trading symbol was MGBD.  Following the DHC merger transaction and our name change our trading symbol changed to CHAS, which is our current trading symbol.  Our common stock has traded very minimal amounts since we were listed on the OTC Bulletin Board and there is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended September 30,		Bid Prices
	Period	High	Low

2005	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$ -	$ -

2006	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	$2.30	$0.50
	Fourth Quarter	$1.75	$1.05

2007	First Quarter	$1.40	$1.10
	Second Quarter	$1.18	$0.55
	Third Quarter	$0.60	$0.28
	Fourth Quarter	$0.31	$0.06

2008	First Quarter	$0.20	$0.05
	Second Quarter (through January 11, 2008)	$0.07	$0.06

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

Holders

The number of holders of record of shares of our common stock is one hundred twenty three (123).

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As noted above, our directors and shareholders had approved the 2001 Plan and the 2004 Plan but both these Plans were cancelled pursuant to the terms of the DHC merger agreement.  There were no stock or options granted under these Plans.  There have not been any other equity compensation plans approved by our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

China Agro Sciences Corp. (1)	For the Years Ended September 30,

	2007	2006	2005	2004	2003

Statement of Operations Data:

Total revenues	$-	12,749,788	-	-	-

Net income (loss)	(2,146,721)	1,931,558	(287,204)	-	-

Balance Sheet Data:

Current assets	$819,465	2,537,925	252,708	-	-
Total assets	4,820,815	7,843,728	6,014,573	-	-

Current liabilities	1,029,962	2,159,855	2,504,078	-	-
Total liabilities	1,371,466	2,483,218	2,815,144	-	-
Total stockholders’ equity	3,449,349	5,360,510	3,199,429	-	-

Total dividends per common share	-0-	- 0 -	- 0 -	-	-

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

After the merger transaction between our subsidiary, Dalian, and DHC, all of our operations are conducted through our subsidiary, DHC, which conducts all of its operations through its subsidiary, Ye Shun, and its wholly-owned subsidiary, Runze.  Therefore, since our relevant operations post merger are conducted through Ye Shun and Runze the discussion herein relates to the operations of those two entities.

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset.  Runze is a state-appointed pesticide manufacturer in China.  Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the fiscal year ended September 30, 2007, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities and the new regulation regarding all manufacturing plants being in “chemical zones.”  We recently received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.

Although we hope to be able to manufacture product in 2008, we may not be able to do so and would have to undertake a significant expense in building a new manufacturing facility if we decided to continue with our current business plan and manufacture herbicides and pesticides.

Results of Operations

Introduction

Our financial statements for the year ended September 30, 2007 and September 30, 2006 are consolidated with Runze’s since the only operations we have are Runze’s operations, which consist of the in the manufacturing, production, sales, and distribution of various herbicides and pesticides.  During the year ended September 30, 2006 sales of these products generated $12,749,788, all to one customer, Jilin Ruiye Pesticide Co., located in China.  We did not sell any product in the year ended September 30, 2007 and did not have any revenues.

Year ended September 30, 2007 compared to year ended September 30, 2006

Revenues, Expenses and Loss from Operations

We had revenue of $0 for the year ended September 30, 2007, compared to $12,749,788 for the year ended September 30, 2006.  Our revenues, cost of sales, general and administrative expenses, and net loss for the years ended September 30, 2007 and September 30, 2006, respectively, are as follows:

	September 30, 2007	September 30, 2006	Percentage Change

Revenue	$-	$12,749,788	N/A
Cost of Sales	-	9,837,089	N/A
General and Administrative Expenses	1,042,946	981,141	6%
Impairment Loss	1,103,775	-	N/A
Net Income (Loss)	$(2,146,721)	$1,931,558	N/A

Revenues and Income (Loss) from Operations

Our revenues went from $12,749,788 for the year ended September 30, 2006 to $0 for the year ended September 30, 2007.  As noted above, this significant decrease in revenue was due to our inability to manufacture product at either DRC’s plant or our own manufacturing facility.  In 2006 all of our $12,749,788 in revenue was derived from sales by Runze of Acetochlor, an herbicide.  Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products we do not know if we will be able to manufacture product in the future.  If we do build a new manufacturing facility in a “chemical zone” it will be at a substantial cost to the company.

Our cost of sales for the year ended September 30, 2006, totaled $9,837,089, compared to $0 for the year ended September 30, 2007.  Our cost of sales for the year ended September 30, 2007 was $0 because we did not sell any products during this period.  The cost of sales for the year ended September 30, 2006, consisted primarily of costs associated with the acquisition of raw materials.  Included in cost of sales was also the money we paid to DRC for the use of their manufacturing facilities to manufacture our products.  Under our agreement with DRC we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended September 30, 2006.  We believe these costs would have been significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.

Our general and administrative expenses of $1,042,946 for the year ended September 30, 2007 consisted primarily of $462,750 in depreciation expense, $252,739 in financial consulting fees, $26,450 for salaries, $17,974 in property tax expenses, and $283,033 in other expenses.

Net Income (Loss)

Our net income (loss) for the year ended September 30, 2007 was ($2,146,721), compared to $1,931,558 for the year ended September 30, 2006.  Of our net loss for the year ended September 30, 2007, $1103,775 was attributable to the impairment of asset loss we incurred as a result of our manufacturing facility not being located in a “chemical zone” and, therefore, not being able to be utilized, now or in the future, to manufacture our products, causing us to determine the equipment has little or no residual or future value.  The remainder of our net loss was attributable to our general and administrative expenses.  We expect to continue at a significant net loss until we are able to contract with a third party with an approved manufacturing facility to manufacture our products, if we are able to do so.

Currently we do not have any operations, income, or expenses in the United States, and, therefore, we do not owe any income taxes in the United States and we are not accruing for income taxes in the United States.  If this changes in the future and we become subject to income taxes in the United States and either pay or accrue such taxes it will have a negative impact on our net income (loss).

We did not make a provision for income taxes in China, since we are not subject to income tax during our first two years of operations in China.  However, if we had been subject to income taxes in China during the year ended September 30, 2006, we would have been subject to an income tax rate of 27% of net income, which would have totaled approximately $520,000.  For the current year that income tax would have been $0 since we did not have any revenues.

Liquidity and Capital Resources

Introduction

During the year ended September 30, 2007 we did not generate positive cash flows as we had in the year ended September 30, 2006.  Cash totaled $114,271 and $103,817 at September 30, 2007 and 2006, respectively.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2007 and 2006, respectively, are as follows:

	September 30, 2007	September 30, 2006	Increase (Decrease)

Cash	$114,271	$103,817	10,454
Total Current Assets	819,465	2,537,925	(1,718,460)
Total Assets	4,820,815	7,843,728	(3,022,913)
Total Current Liabilities	1,029,962	2,159,855	(1,129,893)
Total Liabilities	$1,371,466	$2,483,218	(1,111,752)

Sources and Uses of Cash

Operations

Our net cash provided by (used in) operating activities for the year ended September 30, 2007 totaled $687,519, compared to $785,944 for the same period one year ago.  We anticipate that both our cash generated from operations and used for operations will decrease significantly the longer we do not manufacture or sell our products.

Investments

Our investing activities for the year ended September 30, 2007 consisted of the acquisition of property and equipment in the amount of $0.  During the year ended September 30, 2006, our net cash provided by (used in) investing activities totaled $31,930, with $349,888 attributable to the receipt of a government grant for the purchase of property and equipment and ($317,958) related to the acquisition of property and equipment.

Financing

During the year ended September 30, 2007, we had ($653,965) net cash used in financing activities, with ($653,965) in loans from affiliated company.For the year ended September 30, 2006, our financing activities totaled ($1,036,017), all of which consisted of loans from an affiliated company.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Agro Sciences Corp.

We have audited the accompanying consolidated balance sheet of China Agro Sciences Corp. as of September 30, 2007 and the related consolidated statements of operations, changes in owners’ equity and cash flows for the years ended September 30, 2007 and 2006.  Our audits also included the financial statement Schedule 1.These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2007 the Company had no operations and its current liabilities exceeded its current assets by $210,497.    These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Agro Sciences Corp. as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
December 4, 2007

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007
(U.S. $)

ASSETS

CURRENT ASSETS:
Cash	$ 114,271
Prepaid financial consulting expenses	405,271
Due from affiliated company	291,345
Other current assets	8,578
TOTAL CURRENT ASSETS	819,465

Property and equipment, net of accumulated depreciation	4,001,350

TOTAL ASSETS	$4,820,815

LIABILITIES AND OWNERS’EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 996,894
Accrued expenses	33,068
TOTAL CURRENT LIABILITIES	1,029,962

LONG-TERM DEBT	341,504

OWNERS’EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,000,000 shares issued and outstanding	20,000
Additional paid-in capital	3,738,900
Accumulated deficit	(774,060)
Accumulated other comprehensive income	464,509
TOTAL OWNERS’EQUITY	3,449,349

TOTAL LIABILITIES AND OWNERS’EQUITY	$4,820.815

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S.$)

	YEAR ENDED SEPTEMBER 30,
	2007	2006

SALES	$ -	$12,749,788

COST OF SALES (Note 8)	-	9,837,089

GROSS PROFIT	-	2,912,699

COSTS AND EXPENSES:
General and administrative expenses	1,042,946	914,385
Impairment loss	1,103,775	-
Government grant	-	66,756

TOTAL COSTS AND EXPENSES	2,146,721	981,141

NET INCOME (LOSS)	$(2,146,721)	$1,931,558

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE	(0.11)	$ 0.10

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,000,000	20,000,000

See notes to financial statements

CHINA AGRO SCIENCES CORP.

STATEMENT OF CHANGES IN OWNERS’ EQUITY
(U.S. $)

--------COMMON STOCK-------- SHARES AMOUNT (See Note 6)	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	OTHER COMPREHENSIVE INCOME	TOTAL

BALANCE – SEPTEMBER 30, 2005	-	$3,738,900	$ -	$ (558,896)	$ 19,425	$3,199,429

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000,000	20,000	-	-	-	20,000

Effect of stock splits and return of shares		(3,738,900)	3,738,900	-	-	-

Foreign currency translation adjustment	-	-	-	-	209,523	209,523

Net income	-	-	-	1,931,558	-	1,931,558

BALANCE – SEPTEMBER 30, 2006	20,000,000	20,000	3,738,900	1,372,662	228,948	5,360,510

Foreign currency translation adjustment	-	-	-	-	235,561	235,561

Net income (loss)	-	-	-	(2,146,722)	-	(2,146,722)

BALANCE – SEPTEMBER 30, 2007	20,000,000	$20,000	$3,738,900	$ (774,060)	$464,509	$3,449,349

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. $)
	YEAR ENDED SEPTEMBER 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$(2,146,721)	$ 1,931,558
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	462,749	420,667
Impairment loss	1,103,757
Changes in operating assets and liabilities:
Accounts receivable	2,121,681	(2,013,529)
Inventories	-	(274,069)
Prepaid expenses	(405,271)	35,560
Other current assets	13,490	(6,036)
Accounts payable	(495,251)	691,793
Accrued expenses	33,067	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	687,519	785,944

INVESTING ACTIVITIES:
Government grant for purchase of property and equipment	-	349,888
Acquisition of property and equipment	-	(317,958)
NET CASH USED IN INVESTING ACTIVITIES	-	31,930

FINANCING ACTIVITIES:
Loans from affiliated company	(653,965)	(1,036,017)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(653,965)	(1,036,017)

EFFECT OF EXCHANGE RATE ON CASH	(23,100)	244,710

INCREASE IN CASH	10,454	26,567

CASH – BEGINNING OF YEAR	103,817	77,250

CASH – END OF YEAR	$ 114,271	$ 103,817

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 3,911	$ 66,707
Non-cash operating activities:
Repayment of accounts payable by inventory	$ 421,101	$ -

See notes to financial statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

Currency translation

Since the Company operates primarily in the PRC, the Company's functional currency is the Chinese Yuan (ARMB@).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders= equity.  Gains and losses from foreign currency transactions are recognized in current operations.

2            GOING CONCERN AND IMPAIRMENT LOSS

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent on, among other things, its ability to achieve profitable operations, to maintain its existing financing and to obtain additional financing to meet its obligations and to pay its liabilities when they come due.  The Company is currently pursuing new debt and equity financing in conjunction with proposed future acquisitions and operations.

At the present time, the Company does not have sufficient working capital to meet its needs.  The Company intends to raise additional funds through the issuance of equity or convertible debt securities.  There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.  The inability to raise the additional funds could cause the Company to cease all operations.

In May 2007, the Company received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  The Company’s manufacturing facility is not currently located in a “chemical zone” and, therefore, it will be forced to move the facility to a “chemical zone” at some point in the next one to two years.  As a result, the Company has incurred an impairment loss representing the net book value of equipment.

2	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of September 30, 2007 is as follows:

	AMOUNT	LIFE

Furniture, fixtures and office equipment	$ 21,082	5-7 years
Building and building improvements	4,247,499	40 years
Automobile	28,420	5 years
	4,297,001
Accumulated depreciation	295,651
	$4,001,350

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

7            RELATED PARTY TRANSACTIONS

The Company utilized the manufacturing facilities of an entity controlled by the sole officer and director of the Company during the year ended September 30, 2006.  The Company believes that the costs to manufacture the products it sold may have been $1.5 Million to $2.0 Million if an unrelated party manufactured the goods.  The Company was unable to negotiate the same discounted rate for the year ended September 30, 2007.

8	RISK FACTORS

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

Concentration of Credit Risk

Cash is currently the only financial instrument that potentially subjects the Company to significant concentration of credit risk is primarily cash.  The Company maintains its cash with various banks and trust companies located in China which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Environmental issues

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations.  The production of the products the Company intends to produce will create pollutants.  The Company will incur significant costs if additional government regulations are introduced to protect the environment.

9            SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

-------------------------------------QUARTER-----------------------------------
First	Second	Third	Fourth	TOTAL

2007

Revenue	$ -	$ -	$ -	$ -	$ -

Operating loss	(208,644)	(218,490)	(187,153)	(1,532,434)	(2,146,721)

Net loss	(208,644)	(218,490)	(187,153)	(1,532,434)	(2,146,721)

Basic and diluted earnings per common share	(0.01)	(0.01)	(0.01)	(0.08)

-------------------------------------QUARTER-----------------------------------
First	Second	Third	Fourth	TOTAL
2006

Revenue	$986,894	$4,827,290	$4,094,201	$2,841,403	$12,749.788

Operating income (loss)	169,038	1,060,959	786,506	(84,945)	1,931,558

Net income (loss)	169,038	1,060,959	786,506	(84,945)	1,931,558

Basic and diluted earnings per common share	N/A	N/A	0.039	0.004

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

INVESTMENT IN SUBSIDIARIES	$3,449,349

TOTAL ASSETS	$3,449,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY	$3,449,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,449,349

CHINA AGRO SCIENCES CORP.
STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2007

LOSS FROM EARNINGS OF SUBSIDIARIES	$(2,146,721)

NET INCOME BEFORE INCOME TAXES	$(2,146,721)

CHINA AGRO SCIENCES CORP.
STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2007

OPERATING ACTIVITIES:
Net loss	$(2,146,721)
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss from earnings of subsidiaries	(2,146,721)
NET CASH PROVIDED BY OPERATING ACTIVITIES	-

CASH – BEGINNING OF PERIOD	-

CASH – END OF PERIOD	$ -

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or theExchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weaknessis a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.            We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending September 30, 2008.  Management evaluatedthe impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and proceduresand has concluded that the control deficiency that resulted represented a material weakness.

2.            We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.            We have had a number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted toremediate the material weaknesses in our disclosure controls and procedures identified abovebyworking with our independent registered public accounting firm and refiningour internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) – CONTROLS AND PROCEDURES

We are not required to furnish the information required by this item until we report on our fiscal year ending September 30, 2008.

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

Board Meetings and Committees

During the fiscal years ended September 30, 2007 and 2006, the Board of Directors did not meet, but did take action by unanimous written consent on several occasions.

Audit Committee

We do not currently have an audit committee or an audit committee financial expert.

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

ITEM 11 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement.  Our sole officer and director has elected to forego a salary during the early developmental stages, and also provided office space.  As of September 30, 2007 we did not have any amounts owed to our president and director as he elected to forego a salary until further notice.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2007, 2006 and 2005.  Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Zhengquan Wang	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer, Secretary, and Director	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John C. Leo	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Secretary, Ex- Director

Carl M. Berg	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Chairman, Ex-President, Ex-Secretary, Ex-Treasurer	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kevin J. Gadawski	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	5,000	-0-	-0-	-0-	-0-

Mark Stewart	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ex-Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Zhengquan Wang	-0-	N/A	N/A	N/A

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Option/SARs at FY-End ($) Exercisable/Unexercisable

Zhengquan Wang	N/A	N/A	N/A	N/A

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

Compensation Discussion and Analysis

As set forth in the above tables, with the exception of $5,000 paid to Kevin Gadawski during our 2005 fiscal year, we have not paid any compensation to any of our officers or directors during the last three fiscal years.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 11, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

We had an agreement with Dalian Raiser Chemurgy Co., Ltd. (“DRC”), a related-party that our sole officer and Director is the President and Chairman of the Board.  We manufactured all of our products at DRC’s manufacturing facility during fiscal year ended September 30, 2006, but none for our most recent fiscal year end.  Under our past agreement with DRC, we paid DRC $100 per one ton of product we produced at their facility.  This total cost was approximately $175,000 for the twelve months ended September 30, 2006.  We believe these costs would have been significantly higher if we were forced to use an unrelated third party manufacturing facility to manufacture our products, likely $1.5 million to $2 million higher based on the amount of product we manufactured in the twelve months ended September 30, 2006.  We are no longer manufacturing any products under this agreement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended September 30, 2007 and 2006, our current independent auditor, Paritz & Company, P.A. billed us $25,000 and $25,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.  Prior to our change in fiscal year to September 30, for the fiscal year ended December 31, 2005, our former auditors, Ramirez International, billed us $19,000 in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended September 30, 2007 and 2006, our current independent auditor, Paritz & Company, P.A. billed us $25,000 and $25,000, respectively, in fees for assurance and related services related to the performance of the audit and review of the Company’s financial statements.  Prior to our change in fiscal year to September 30, for the fiscal year ended December 31, 2005, our former auditors, Ramirez International, billed us $19,000 in fees for assurance and related services related to the performance of the audit and review of the Company’s financial statements.

Tax Fees

During the fiscal years ended September 30, 2007 and 2006, our current independent auditor, Paritz & Company, P.A. billed us $0 and $0, respectively, in fees for professional services for tax planning and preparation.  Prior to our change in fiscal year to September 30, for the fiscal year ended December 31, 2005, our former auditors, Ramirez International, billed us $1,020 in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended September 30, 2007 and 2006, our current independent auditor, Paritz & Company, P.A. billed us $0 and $0, respectively, for other fees.  Prior to our change in fiscal year to September 30, for the fiscal year ended December 31, 2005, our former auditors, Ramirez International, did not bill us for any other fees.

Of the fees described above for the fiscal years ended September 30, 2007 and 2006, 100% were approved by our Board of Directors.  Of the fees described above for the fiscal year ended December 31, 2005, 100% were approved by the by the then Audit Committee of the Board of Directors of the Company.

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