Form 10QSB
period 2007-12-31
CHINA AGRO SCIENCES CORP.
filed 2008-02-19
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549
Form 10-QSB

(Mark One)

                                           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 19, 2008, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$100,758
Prepaid financial consulting expenses	360,977
Due from affiliated company	135,793
Other current assets	6,284
TOTAL CURRENT ASSETS	603,812

Property and equipment, net of accumulated depreciation	4,078,243

TOTAL ASSETS	$4,682,055

LIABILITIES AND STOCKHOLDERS’EQUITY

CURRENT LIABILITIES:
Accounts payable	$850,987
Accrued expenses	10,282
TOTAL CURRENT LIABILITIES	861,269

LONG-TERM DEBT	350,976

STOCKHOLDERS’EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,050,000 shares issued and outstanding	20,000
Additional paid-in capital	3,738,900
Accumulated deficit	(845,488)
Accumulated other comprehensive income	556,398
TOTAL STOCKHOLDERS’EQUITY	3,469,810

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$4,682,055

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED DECEMBER, 31

	2007		2006

SALES		$-	$-

COST OF GOODS SOLD		-	-

GROSS PROFIT		-	-

COSTS AND EXPENSES:
General and administrative expenses		105,310	208,644
Other income		(33,882)	-

TOTAL COSTS AND EXPENSES		71,428	208,644

NET LOSS		$(71,428)	$(208,644)

BASIC AND DILUTED LOSS PER COMMON SHARE	$	(*)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		20,050,000	20,050,000

* Less than $0.01 per share

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

THREE MONTHS ENDED DECEMBER31,
2007		2006
OPERATING ACTIVITIES:
Net loss	$(71,428)	$(208,644)
Adjustments to reconcile net loss
to net cash provided by (used in)operating activities:
Depreciation	33,497	117,182
Changes in operating assets and liabilities:
Accounts receivable	-	2,045,549
Inventories	-	(76,089)
Prepaid financial consulting expenses	55,535	(544,129)
Other current assets	2,532	-
Accounts payable	(164,811)	(502,020)
Accrued expenses	(23,704)	(28,534)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(168,379)	803,315

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(22,935)
NET CASH USED IN INVESTING ACTIVITIES	-	(22,935)

FINANCING ACTIVITIES:
Loans from affiliated company	154,888	(734,880)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	154,888	(734,880)

EFFECT OF EXCHANGE RATE ON CASH	(22)	(252)

INCREASE (DECREASE) IN CASH	(13,513)	45,248

CASH – BEGINNING OF PERIOD	114,271	103,817

CASH – END OF PERIOD	$100,758	$149,065

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,529

See notes to financial statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(Unaudited)

1            NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Business description

The company currently is not in operation. The Company specialized in the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects.  Their manufacturing and distribution operations are based in the PRC, which is where all of the Company’s sales to date had occurred.

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

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

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

Currency translation

Since the Company operates primarily in the PRC, the Company's functional currency is the Chinese Yuan ("RMB").  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

In May 2007, the Company received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  The Company’s manufacturing facility is not currently located in a “chemical zone” and, therefore, it will be forced to move the facility to a “chemical zone” at some point in the next one to two years.  As a result, the Company has incurred an impairment loss representing the net book value of equipment. The impairment loss was booked in the year ended September 30, 2007.

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of December 31, 2007 is as follows:

AMOUNT	LIFE

Furniture, fixtures and office equipment	$ 21,080	5-7 years
Building and building improvements	4,460,094	40 years
Automobile	29,208	5 years
	4,510,382
Accumulated depreciation	432,139
	$4,078,243

4            DUE FROM AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

5          LONG-TERM DEBT

The Company entered into a loan agreement in July 2005.  This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($30,000) commencing in August 2010, plus interest.

Future principal loan payments are as follows:

Year ended September 30,
2010	$ 31,907
2011	31,907
Thereafter	287,162

6           RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007 and 2006, the Company exchanged $49,356 and $324,787 of finished goods purchased from an affiliated company with vendors in repayment of accounts payables.

The Company had various advances and repayments with an affiliated company as follows:

DECEMBER 31, 2007	SEPTEMBER 30, 2007

Current assets	$135,793	$291,345

7	RISK FACTORS

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

Concentration of Credit Risk

Cash is currently the only financial instrument that potentially subjects the Company to significant concentration of credit risk.  The Company maintains its cash with various banks and trust companies located in China which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

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

      Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset and its only operating asset.  Runze is a state-appointed pesticide manufacturer in China.  In the past, through Runze, we specialized in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the fiscal year, which ended September 30, 2007, and continuing through the quarter ended December 31, 2007, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities and the new regulation regarding all manufacturing plants being in “chemical zones.”  In Summer 2007, we received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not currently located in a “chemical zone” will have to be relocated.  Our manufacturing facility is not located in a “chemical zone” and, therefore, if we wish to manufacture products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  Currently, management does not believe we will attempt to build a new manufacturing plant in a designated chemical zone.  Therefore, based on the location of our current manufacturing plant our management has determined that our manufacturing equipment is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

In addition to not building a new plant, we also currently do not believe we will be permitted to use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties as we have in the past because their manufacturing facilities are also not located in a “chemical zone” and they will be forced to move their plant.  We believe DRC will utilize their manufacturing capacity until the time they must move their plant, if they choose to do so, to manufacture their own product.  Additionally, even if we were able to utilize DRC’s manufacturing facilities to manufacture our product there is no guarantee we will receive a discounted rate if we are allowed to use their facilities, and currently, even with the discounted rate, do not have the funds to pay DRC to utilize their facility.

Although we hope to be able to manufacture product in 2008, based on the above factors our management does not believe that is likely and is contemplating discontinuing our current business plan of manufacturing herbicides and pesticides.

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

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation (hereinafter “We” or ?癈hina Agro”) entered into an Agreement and Plan of Merger (the “Agreement”) with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) (“DHC”).  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”) (the “Merger”).  As a result of the merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

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

Our subsidiary owns Runze, an entity that was originally formed by the current management and principal shareholders of Dalian Raiser Chemurgy Co., Ltd. (“DRC”) and subsequently sold to Ye Shun.  DRC is a state-appointed manufacturer located in the Peoples Republic of China.  Mr. Zhengquan Wang, our Chief Executive Officer, Chief Financial Officer and a Director, is the President and Chairman of the Board of DRC.   Runze contains all our operations and the majority of our assets.

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

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Results of Operations

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	105,310	208,644
Net income (loss)	$(71,428)	$(208,644)

Revenues

We had no revenues for three months ended December 31, 2007, compared to no revenues for the same period one year ago.  Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products we will be not be able to manufacture product in the future and we will not have any revenues.  In order to build a new manufacturing facility in a “chemical zone” it would be at a substantial cost to the company and our management does not believe that is likely to occur and we may seek an alternative business in the future.

Cost of Sales

Our cost of sales for the three months ended December 31, 2007, were $0 compared to $0 for the year ended December 31, 2006.  Our cost of sales for the three-month periods ended December 31, 2007 and 2006 were $0 because we did not sell any products during these period.

Gross Profit

We had no gross profit during the three-month periods ended December 31, 2007 or 2006 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total costs and expenses were $71,428 for the three months ended December 31, 2007, compared to $208,644 for the same period one year ago.  For the period ended December 31, 2007, our total costs and expenses were $105,310 for general and administrative expenses, which primarily consisted of  $33,497 in depreciation expense, $54,571 in amortization of prepaid financial consulting expenses and $6,250 in salaries, plus other income of $33,882 related mostly to the use of impaired equipment in the repayment of accounts payables.  For the three months ended December 31, 2006 our general and administrative expenses of $208,644 consisted primarily of amortized costs related to financial consulting services which totaled approximately $80,000 and depreciation of $117,000.

We believe our total costs and expenses of $71,428 for the three months ended December 31, 2007 are fairly indicative of our total costs and expenses for a three-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the three months ended December 31, 2007 totaled $71,428 compared to net loss of $208,644 for the comparable period one year ago.  The difference is largely attributable to our other income of $33,882 related mostly to the use of impaired equipment in the repayment of accounts payables and a decrease in administrative expenses.  We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products.  As a comparison, our net loss for the three months ended December 31, 2006, another three-month period in which we did not manufacture any products, was $208,644, but we did not have other income during this period.

Liquidity and Capital Resources

Introduction

      As of December 31, 2007, we had cash and cash equivalents totaling $100,758, no accounts receivable since we didn’t manufacture any product, no inventory since we didn’t’ manufacture any product, prepaid financial consulting expense of $360,977, due from an affiliated company of $135,793, and other current assets totaling $6,284.  The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance.  Our total current liabilities as of December 31, 2007, were $861,269 consisting of $850,987 in accounts payable and $10,282 in accrued expenses. All of our accounts payable were due to unrelated third parties and we had no amounts due to related parties.  Currently we do not believe we will be able to fund operations out of our sales of herbicides and pesticides going forward since we are not currently manufacturing any products for sale.  If we are not able to fund our operations from sales of products then we will likely fund operations through the sale of our stock and from loans.

Our significant balance sheet accounts as of December 31, 2007, compared to the end of our last fiscal year were:

	As of December 31, 2007	As of September 30, 2007	Change

Cash and cash equivalents	$100,758	$114,271	$(13,513)
Accounts receivable	-	-	-
Inventories	-	-	-
Prepaid expenses	360,977	405,271	(44,294)
Due from an affiliated company	135,793	291,345	(155,552)
Accounts payable	(850,987)	(996,894)	145,907
Total current liabilities	$(861,269)	$(1,029,962)	$168,693

Cash Requirements

      We believe that our available funds will provide us with  adequate  capital for at least the next  three to six months; however, to the extent that we make acquisitions or are forced to move our manufacturing facility, we may require additional capital for the acquisition, for the operation of the combined companies, or the relocation of our manufacturing facility.  We cannot assure that such funding will be available.

Sources and Uses of Cash

Operations

Net cash used in operating activities of $168,379 for the three months ended December 31, 2007 was primarily a result of the net lossof  $71,428, a reduction in accounts payable and accrued expenses of $188,515, offset by depreciation of $33,497, a reduction of prepaid expenses and other current by $58,067. Our net cash provided by operating activities totaled $803,315 for the same three-month period one year ago.  The primary difference between the two periods is in the period ended December 31, 2006 we collected accounts receivable of $2,045,549, prepaid financial consulting expenses of $544,129, accrued accounts payable of $502,020, had inventories of $76,089 and accrued expenses of $28,534.

Investing

Net cash used in investing activities totaled $0 for the three months ended December 31, 2007, as compared to $22,935 for the same period one year ago.  During the same period in 2006, we had investing activities related to the purchase of property and equipment, totaling $22,935.

Financing

Net cash provided by financing activities totaled $154,888 for the three months ended December 31, 2007 related to loans from an affiliated party.  The $734,880 in net cash used in financing activities for the three months ended December 31, 2006, was the result of the repayment of loan to an affiliated party.

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

ITEM 4                       Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.            We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending September 30, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4A(T)                                 Controls and Procedures

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

ITEM 1A                       Risk Factors

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review.  Our risk factors have not substantially changed since our Annual Report on Form 10-K for the period ended September 30, 2007, and our risk factors can be found in that filing.

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

ITEM 5                       Other Information

SEC Comments

On February 15, 2007, we received initial comments from the Securities and Exchange Commission regarding our Annual Report on Form 10-K and our First Amended Annual Report on Form 10-K/A for the year ended September 30, 2006.  We have since responded and received follow up comments and are in the process of responding to those comments.  After we have completed the comment process we will file a third amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006.  Additionally, we do not know if the comments impact the disclosure in this Quarterly Report.  If the comments impact this Quarterly Report we will file an amended Quarterly Report, if necessary.

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

China Agro Sciences Corp.

Dated: February 19, 2008		/s/ Zhengquan Wang
	By:	Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer