Form 10-K/A
CHINA AGRO SCIENCES CORP.
filed 2008-04-03
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Third Amended Form 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number:  000-49687

China Agro Sciences Corp.
 (Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	33-0961490 (I.R.S. Employer Identification No.)
101 Xinanyao Street, Jinzhou District Dalian, Liaoning Province (Address of principal executive offices)	PRC 116100 (Zip Code)

Issuer’s telephone number    (212) 232-0120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __     No    X   .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes __     No    X   .

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

China Agro Sciences Corp.

TABLE OF CONTENTS

PART I	...1

ITEM 1	BUSINESS ...1
ITEM 1A	RISK FACTORS ...5
ITEM 1B	UNRESOLVED STAFF COMMENTS ...8
ITEM 2	PROPERTIES ...8
ITEM 3	LEGAL PROCEEDINGS ...8
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................................................................................................................................8

PART II	...9

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES ................................................................................................................................................................................................9
ITEM 6	SELECTED FINANCIAL DATAMANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION ...10
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALSYS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS ...11
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................................................................................................................................14
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................................................................................................................................................................................15
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE ...16
ITEM 9A	CONTROLS AND PROCEDURES ...16
ITEM 9B	OTHER INFORMATION ...16

PART III	...17

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................................................................................................................................................................17
ITEM 11	EXECUTIVE COMPENSATION ...18
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS ...19
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............................................................................................................................................................................20
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES ...................................................................................................................................................................................................20

PART IV	...21

ITEM 15	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES ...............................................................................................................................................................................................21

PART I

Explanatory Note

China Agro Sciences, Inc. has restated its Annual Report on Form 10-K.  This Annual Report is for the year ended September 30, 2006, and was originally filed with the Commission on Form 10-K on January 16, 2007, as a First Amended Annual Report on Form 10-K/A on January 24, 2007 and as a Second Amended Annual Report on Form 10-K/A on January 15, 2008.  The purpose of this amended Annual Report is to make corrections to the Annual Report, primarily to the Items entitled Description of Business, Risk Factors, Management’s Discussion and Analysis and the Financial Statements.  The Financial Statements have been restated in order to properly account for a government grant received from the Chinese government, and include the required disclosure under Item 302 of Regulation S-K and the Schedule I financial statements in accordance with Rule 5-04(c) of Regulation S-X.  The grant was originally accounted for as a “reduction in operating expenses” and should have properly been accounted for as a “reduction of fixed asset.”  The restated Financial Statements make this correction, as well as include Item 302 of Regulation S-K disclosure and Schedule I financial statements in accordance with Rule 5-04(c) of Regulation S-X.

This Third Amended Annual Report on Form 10-K/A for the transitional period ended September 30, 2006 amends and restates only those items of the previously filed First Amended Annual Report on Form 10-K/A which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the revisions and restatements or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the revisions and restatements.  For additional information regarding the restatement, see Note 12 to our Consolidated Financial Statements included in Part II - Item 7.  No other information contained in our previously filed Form 10-Ks for the transition period ended September 30, 2006 has been updated or amended.

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the ?癊xchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading  “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2006 and 2005, respectively, are as follows:

	September 30, 2006	September 30, 2005	Increase (Decrease)

Cash	$103,817	$77,250	26,567
Total Current Assets	2,537,925	252,708	2,285,217
Total Assets	7,843,728	6,014,573	2,423,964
Total Current Liabilities	2,159,855	2,504,078	(344,223)
Total Liabilities	$2,483,218	$2,815,144	(331,926)

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

Investments

Our investing activities for the year ended September 30, 2006 consisted of the acquisition of property and equipment in the amount of ($317,958) and the government grant for property and equipment purchase.  During the year ended September 30, 2005, we had investing activities, also related to the acquisition of property and equipment, totaling ($632,826).

Financing

During the year ended September 30, 2006, we paid back the loan from DRC of $1,036,017. For the year ended September 30, 2005, our financing activities totaled $17,310, consisting of ($363,000) related to a short term bank loan, $311,066 related to a loan from a local government agency in China, and $69,244 from a loan from an affiliate company.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Agro Sciences Corp. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
October 30, 2006, except for Note 12 which
is dated December 5, 2007

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006
(U.S. $)

Restated
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

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. $)

	YEAR ENDED SEPTEMBER 30,
	2006	2005
	Restated

SALES	$12,749,788	$-

COST OF SALES (Note 8)	9,837,089	-

GROSS PROFIT	2,912,699	-

COSTS AND EXPENSES:
General and administrative expenses	914,385	287,204
Interest expense	66,756	-

TOTAL COSTS AND EXPENSES	981,141	287,204

NET INCOME (LOSS)	$1,931,558	$(287,204)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.097	N/A

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	20,000,000	N/A

CHINA AGRO SCIENCES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. $)

COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT) Restated	OTHER COMPREHENSIVE INCOME Restated	TOTAL Restated

BALANCE – SEPTEMBER 30, 2004	3,738,900	$-	$(271,692)	$(802)	$3,466,406

Net loss	-	-	(287,204)	20,227	(266,977)

BALANCE – SEPTEMBER 30, 2005	3,738,900	-	(558,896)	19,425	3,199,429

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	-	-	-	20,000

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-	-	-	-

Effect of stock splits and return of shares	(3,738,900)	3,738,900	-	-	-

Foreign currency translation adjustment	-	-	-	209,523	209,523

Net income	-	-	1,931,558	-	1,931,558

BALANCE – SEPTEMBER 30, 2006	$20,000	$3,738,900	$1,372,662	$228,948	$5,360,510

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. $)

YEAR ENDED SEPTEMBER 30,
2006		2005
Restated

OPERATING ACTIVITIES:
Net income (loss)	$1,931,558	$(287,204)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	420,667	236,918
Changes in operating assets and liabilities:
Accounts receivable	(2,013,529)	11,397
Inventories	(274,069)	125,830
Prepaid expenses	35,560	(9,897)
Other current assets	(6,036)	142,979
Accounts payable	691,793	434,240
NET CASH PROVIDED BY OPERATING ACTIVITIES	785,944	654,263

INVESTING ACTIVITIES:
Government grant for property and equipment purchase	349,888	-
Acquisition of property and equipment	(317,958)	(632,826)
NET CASH USED IN INVESTING ACTIVITIES	31,930	(632,826)

FINANCING ACTIVITIES:
Short-term bank loan	-	(363,000)
Loan from local government	-	311,066
Loans from affiliated company	(1,036,017)	69,244
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,036,017)	17,310

EFFECT OF EXCHANGE RATE ON CASH	244,710	20,227

INCREASE IN CASH	26,567	58,974

CASH – BEGINNING OF YEAR	77,250	18,276

CASH – END OF YEAR	$103,817	$77,250

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$66,707	$-
Non-cash financing activities:
Sale of inventory to an affiliated company in repayment of debt	$-	$125,393

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

In addition, certain of the DHC stockholders acquired 5,500,000 shares of the Company from the then majority stockholder, director and sole officer and his holding company.  Following the closing, the DHC stockholders owned 18,949,488 shares of the Company’s common stock, or 94.7% of the Company’s outstanding 20,000,000 shares.  As a result of the DHC transaction, the Company terminated their status as a business development company and, through DHC, began specializing in the sale and distribution of pesticides and herbicides.  The Company’s only operations after this transaction are conducted through their wholly-owned subsidiary (Ye Shen) which controls the assets and operations of Runze, an entity with operations in the People’s Republic of China (“PRC”).

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company=s functional currency is the Chinese Yuan (RMB). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders= equity.  Gains and losses from foreign currency transactions are recognized in current operations.

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

4           LONG-TERM DEBT

The Company entered into a fifteen year loan agreement in July 2005.  This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable annually, interest only, through July 2009, followed by annual principal installments of approximately 233,000 RMB ($29,000) commencing in August 2010, plus interest with the final payment due in July, 2020.

Future principal loan payments are as follows:

Year ended September 30th (using current year exchange rates)
2007	$ -
2008	-
2009	-
2010	29,397
2011	29,397
Thereafter	264,569
$ 323,363

5           GRANTS FROM LOCAL GOVERNMENT

The Company has received grants from the local government during the year ended September 30, 2006 totaling $349,888 which amount was credited to property and equipment.

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

The Company had various advances and repayments to/from DRC.  The net amounts paid for the years ended September 30, 2006 was $1,036,017.

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People=s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to it shareholders may be limited.

11           SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

-------------------------------------QUARTER----------------------------------------------------------
First	Second	Third	Fourth	TOTAL

2006

Revenue	$ 986,894	$4,827,290	$4,094,201	$2,841,403	$12,749,788

Operating income	169,038	1,060,959	786,506	(84,945)	1,931,558

Net income	169,038	1,060,959	786,506	(84,945)	1,931,558

Basic and diluted earnings per common share	N/A	N/A	0.039	0.004

12           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restated financial statements reflect:

1.           The reclassification as a reduction of fixed assets of $349,888 of a government grant that was originally accounted for as income and the related reduction in depreciation expense of $34,989.

2.           After further review of the related documents, it was determined that $323,363 of the government grant that was originally accounted for as income was due to be repaid and, accordingly, was reclassified to long-term debt (see Note 4).

3.           The determination by the Company that it had been charged for an entire year of equipment rental from an affiliate, whereas it only had use of the equipment for four months.

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

(e) Changes on foreign currency translation adjustment because the change of net income.

	CHINA AGRO SCIENCES CORP.
	STATEMENTS OF OPERATIONS

		FILED WITH 10K			RESTATED
		SEPTEMBER 30,	ADJUSTMENTS		SEPTEMBER 30,
		2006			2006

	REVENUE	12,749,788			12,749,788

	COST OF SALES	10,187,089	(350,000)	(f)	9,837,089

	GROSS PROFIT	2,562,699	350,000		2,912,699

	COSTS AND EXPENSES:
	General and administrative expenses	1,015,634	(101,249)	(g)	914,385
	Government grant	(655,739)	655,739	(h)
	Interest expense		66,756	(i)	66,756

	TOTAL COSTS AND EXPENSES	359,895	621,246		981,141

	NET INCOME (LOSS)	2,202,804	(271,246)	(j)	1,931,558

(f)	Adjust accrual for equipment leased from related company

(g)	Reclassification of the accumulated depreciation related to government grant of $34,493
	and segregate interest expense from general and administrative expense of $66,756

(h)	Reclassification of government loan and grant

(i)	Segregate interest expense from general and administrative expense

(j)	Net effect of adjustments on income

CHINA AGRO SCIENCES CORP.
STATEMENTS OF CASH FLOWS

	FILED WITH 10K			RESTATED
	SEPTEMBER 30,	ADJUSTMENTS		SEPTEMBER 30,
	2006			2006
OPERATING ACTIVITIES:
Net income (loss)	2,202,804	(271,246)	(l)	1,931,558
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation of property and equipment	454,948	(34,281)	(m)	420,667
Adjustments to reconcile net loss to net
cash used in operating activities:
Accounts receivable	(2,013,529)			(2,013,529)
Inventory	(274,069)			(274,069)
Prepaid expenses	35,560			35,560
Other current assets	(6,036)			(6,036)
Accounts payable	691,793			691,793

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,091,471	(305,527)		785,944

INVESTING ACTIVITIES:
Government grant to purchase equipment	-	349,888	(n)	349,888
Acquisition of property and equipment	(317,958)	-		(317,958)

NET CASH USED IN INVESTING ACTIVITIES	(317,958)	349,888		31,930

FINANCING ACTIVITIES:
Grants from local government	(311,066)	311,066	(o)	-
Loans from affiliated company	(686,017)	(350,000)	(p)	(1,036,017)
NET CASH USED IN FINANCING ACTIVITIES	(997,083)	(38,934)		(1,036,017)

EFFECT OF EXCHANGE RATES ON CASH	250,137	(5,427)	(q)	244,710

INCREASE ( DECREASE ) IN CASH	26,567	-		26,567

CASH - BEGINNING OF PERIOD	77,250			77,250

CASH - END OF PERIOD	103,817	-		103,817

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

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS

INVESTMENT IN SUBSIDIARIES	$5,360,510

TOTAL ASSETS	$5,360,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY	$5,360,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,360,510

CHINA AGRO SCIENCES CORP.
STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2006

INCOME FROM EARNINGS OF SUBSIDIARIES	$1,931,558

NET INCOME BEFORE INCOME TAXES	$1,931,558

CHINA AGRO SCIENCES CORP.
STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2006

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

ITEM 9A – CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.                 We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.           We had a number of audit adjustments last fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

All information required to be filed on a Form 8-K during the year ended September 30, 2006 was filed with the Commission on a Form 8-K.

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

China Agro Sciences Corp.

Dated: April 3, 2008	/s/ Zhengquan Wang
By: Zhengquan Wang
Its: President, Director,
Chief Executive Officer, Chief Financial Officer