Form 10-Q
period 2008-03-31
CHINA AGRO SCIENCES CORP.
filed 2008-05-15
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549
Form 10-Q

(Mark One)

                                           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated file _____	Accelerated filer _____
Non - accelerated filer _____	Smaller reporting company __X__

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No _X_ .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2008, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

March 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$104,563
Prepaid financial consulting expenses	318,141
Other current assets	6,997
TOTAL CURRENT ASSETS	429,701

Property and equipment, net of accumulated depreciation	4,220,434

TOTAL ASSETS	$4,650,135

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$615,842
Due to affiliated company	146,054
Accrued expenses	10,427
TOTAL CURRENT LIABILITIES	772,323

LONG-TERM DEBT	365,568

STOCKHOLDERS’EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,050,000 shares issued and outstanding	20,050
Additional paid-in capital	3,738,850
Accumulated deficit	(941,045)
Accumulated other comprehensive income	694,389
TOTAL STOCKHOLDERS’EQUITY	3,512,244

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$4,650,135

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
2008	2007	2008	2007
SALES	$ -	$ -	$ -	$ -

COSTS OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES (INCOME):
General and administrative expenses	103,925	218,490	202,083	427,134
Other income	-	-	(35,098)	-
TOTAL COSTS AND EXPENSES (INCOME)	103,925	218,490	166,985	427,134

NET LOSS	$ (103,925)	$ (218,490)	$ (166,985)	$ (427,134)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000	20,050,000	20,050,000

See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED MARCH 31,
2008		2007
OPERATING ACTIVITIES:
Net loss	$(166,985)	$(427,134)
Adjustments to reconcile net loss
to net cash provided by (used in)operating activities:
Depreciation	60,417	236,330
Changes in operating assets and liabilities:
Accounts receivable	-	2,045,622
Inventories	-	(76,861)
Prepaid expenses and sundry current assets	117,874	(497,357)
Accounts payable	(237,618)	(507,110)
Accrued expenses	(24,971)	(29,125)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(251,283)	744,365

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(23,167)
NET CASH USED IN INVESTING ACTIVITIES	-	(23,167)

FINANCING ACTIVITIES:
Loans from affiliated company	244,250
Payments to affiliated company	-	(742,332)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	244,250	(742,332)

EFFECT OF EXCHANGE RATE ON CASH	(2,675)	20,002

INCREASE (DECREASE) IN CASH	(9,708)	(1,132)

CASH – BEGINNING OF PERIOD	114,271	103,817

CASH – END OF PERIOD	$104,563	$102,685

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,710	$ 3,238
Non-cash operating activities:
Transfer accoutns payable to affiliated company	$213,678	$-

See notes to financial statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)

1            Basis of Presentation

The accompanying unaudited consolidated financial statements of China Agro Sciences Corp. and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the six and three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3           GOING CONCERN AND IMPAIRMENT LOSS

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

In May 2007, the Company received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  The Company’s manufacturing facility is not currently located in a “chemical zone” and, therefore, it will be forced to move the facility to a “chemical zone??at some point in the next one to two years.  As a result, the Company has incurred an impairment loss representing the net book value of equipment.

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of December 31, 2007 is as follows:

AMOUNT	LIFE

Furniture, fixtures and office equipment	$ 22,566	5-7 years
Building and building improvements	4,451,302	40 years
Automobile	30,423	5 years
	4,704,291
Accumulated depreciation	483,857
	$4,220,434

5            DUE FROM AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

6          LONG-TERM DEBT

The Company entered into a fifteen year loan agreement in July 2005.  This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($33,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Year ended September 30th (using current year exchange rates)

2010	$33,272
2011	33,272
Thereafter	299,025
365,569

7          RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007, the Company purchased $369,402 of finished goods from an affiliated company.  During the six months ended March 31, 2008, the Company transferred $213,678 of its accounts payable to an affiliated company.

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset and its only operating asset.  Runze is a state-appointed pesticide manufacturer in China.  In the past, through Runze, we specialized in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the fiscal year, which ended September 30, 2007, and continuing through the six months ended March 31, 2008, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities and the new regulation regarding all manufacturing plants being in “chemical zones.”  In Summer 2007, we received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and manufacturing plants not currently located in a “chemical zone” will have to be relocated.  Our manufacturing facility is not located in a “chemical zone” and, therefore, if we wish to manufacture products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  Currently, management does not believe we will attempt to build a new manufacturing plant in a designated chemical zone.  Therefore, based on the location of our current manufacturing plant our management has determined that our manufacturing equipment is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March  31, 2007

Results of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	103,925	218,490
Net income (loss)	$(103,925)	$(218,490)

Revenues

We had no revenues for three months ended March 31, 2008, compared to no revenues for the same period one year ago.  Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products we will be not be able to manufacture product in the future and we will not have any revenues during those periods.  In order to build a new manufacturing facility in a “chemical zone” it would be at a substantial cost to the company and our management does not believe that is likely to occur and we may seek an alternative business in the future.

Cost of Sales

Our cost of sales for the three months ended March 31, 2008, were $0 compared to $0 for the three months ended March 31, 2007.  Our cost of sales for the three-month periods ended March 31, 2008 and 2007 were $0 because we did not sell any products during these periods.

Gross Profit

We had no gross profit during the three-month periods ended March 31, 2008 or 2007 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total costs and expenses were $103,925 for the three months ended March 31, 2008, compared to $218,490 for the same period one year ago.  For the period ended March 31, 2008, our total costs and expenses were $103,925 for general and administrative expenses, which primarily consisted of amortized costs related to financial consulting expenses, which total approximately $55,587, and depreciation expense of $30,210, and other administrative expenses of approximately $20,000.  For the three months ended March 31, 2007, our general and administrative expenses of $218,490 consisted primarily of amortized costs related to financial consulting services, which totaled approximately $52,300 and depreciation of $117,923.

We believe our total costs and expenses of $103,925 for the three months ended March 31, 2008 are fairly indicative of our total costs and expenses for a three-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the three months ended March 31, 2008 totaled ($103,925) compared to net loss of ($218,490) for the comparable period one year ago.  The difference is attributable to the difference in our general and administrative expenses.  We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Results of Operations

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007

Revenues	$-	-
Cost of revenue	-	-

Gross Profit	-	-
Total Operating Expenses	166,985	427,134
Net income (loss)	$(166,985)	$(427,134)

Revenues

For the reasons stated above, we did not have any revenues for six months ended March 31, 2008, compared to no revenues for the same six-month period one year ago.  We do not expect to generate revenues unless we are able to begin producing products utilizing a third party’s manufacturing facility.  We do not have any arrangements to produce product at any third parties’ facilities and do not believe it is likely that we will be able to make such an arrangement due to our current inability to pay for the use of such facilities.

Cost of Sales

Our cost of sales for the six months ended March 31, 2008, were $0 compared to nil for the same period one year ago.  As noted above, we did not have any cost of sales during these periods because we did not have any sales during these six-month periods.

Gross Profit

Our gross profit was nil for the six months ended March 31, 2008 and 2007 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total operating expenses were $166,985 for the six months ended March 31, 2008, compared to total operating expenses of $427,134 for the same period one year ago.  All of our operating expenses for the six months ended March 31, 2007 were attributable to general and administrative expenses.  For the six-month period ending March 31, 2008, our general and administrative expenses of $202,083 consisted of amortized costs related to financial consulting expenses, which total approximately $111,175, and depreciation expense of $60,417, and other administrative expenses.  However, we also recorded other income of $35,098.  Therefore, total operating expenses total approximately $166,985.

We believe our total costs and expenses of $166,985 for the six months ended March 31, 2008 are fairly indicative of our total costs and expenses for a six-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the six months ended March 31, 2008 totaled ($166,985), compared to net loss of ($427,134) for the comparable period one year ago.  The significant difference is largely attributable to higher general and administrative expenses for the six-month period one year ago.  We anticipate this net loss to be fairly indicative of future six-month periods in which we do not manufacture our own products.

Liquidity and Capital Resources

Introduction

As of March 31, 2008, we had cash and cash equivalents totaling $104,563, no accounts receivable since we didn’t manufacture any product, no inventory since we didn’t manufacture any product, prepaid financial consulting expense of $318,141, due from an affiliated company of $146,054, and other current assets totaling $6,997.  The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance.  Our total current liabilities as of March 31, 2008, were $772,323 consisting of $615,842 in accounts payable and $10,427 in accrued expenses. All of our accounts payable were due to unrelated third parties and we had no amounts due to related parties.  Currently, we do not believe we will be able to fund operations out of our sales of herbicides and pesticides going forward since we are not currently manufacturing any products for sale.  If we are not able to fund our operations from sales of products then we will likely fund operations through the sale of our stock and from loans.

Our significant balance sheet accounts as of March 31, 2008, compared to the end of our last fiscal year were:

	As of March 31, 2008	As of September 30, 2007	Change

Cash and cash equivalents	$104,563	$114,271	$(9,708)
Accounts receivable	-	-	-
Inventories	-	-	-
Prepaid expenses	318,141	405,271	(87,130)
Due (to) from an affiliated party	(146,054)	291,345	(145,291)
Accounts payable	(615,842)	(996,894)	381,052
Total current liabilities	$(772,323)	$(1,029,962)	$257,639

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

Sources and Uses of Cash

Operations

Net cash used in operating activities of $251,283 for the six months ended March 31, 2008 was primarily a result of the net loss of $166,985, a reduction in accounts payable and accrued expenses of $262,589, offset by depreciation of $60,417, and a reduction of prepaid expenses and sundry current assets by $117,874.  Our net cash provided by operating activities totaled $744,365 for the same six-month period one year ago.  The primary difference between the two periods is in the period ended March 31, 2007 we collected accounts receivable of $2,045,622, prepaid financial consulting expenses of $497,357, and accrued accounts payable of $507,110.

Investing

Net cash used in investing activities totaled $0 for the six months ended March 31, 2008, as compared to $23,167 for the same period one year ago.  We did not have investing activities for the three-month period ended March 31, 2008. During the same period in 2007, we had investing activities related to the purchase of property and equipment.

Financing

Net cash provided by financing activities totaled $244,250 for the six months ended March 31, 2008, related to loans from an affiliated party.  The $742,332 in net cash used in financing activities for the six months ended March 31, 2007, was the result of the repayment of loan to an affiliated party.

Debt Instruments, Guarantees, and Related Covenants

Our related party debt is non-interest bearing and payable on demand.  Our long term debt obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual installments of approximately 233,000 RMB ($33,000).

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

ITEM 4                      Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4(T)                                 Controls and Procedures

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

ITEM 5                      Other Information

SEC Comments

On February 15, 2007, we received initial comments from the Securities and Exchange Commission regarding our Annual Report on Form 10-K and our First Amended Annual Report on Form 10-K/A for the year ended September 30, 2006.  We responded to those comments and received additional comments.  We have since responded to all outstanding comments and filed a third amendment to our Annual Report on Form 10-K/A for the year ended September 30, 2006.

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

China Agro Sciences Corp.

Dated: May 15, 2008		/s/ Zhengquan Wang
	By:	Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer