Form 10-Q
period 2008-06-30
CHINA AGRO SCIENCES CORP.
filed 2008-08-14
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer   __                                                                                                                  Accelerated filer   ___

Non-accelerated filer   ___                                                              Smaller reporting company     X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___      No     X    .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YesNo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 14, 2008, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

China Agro Sciences Corp.

TABLE OF CONTENTS

PART I

ITEM 1	FINANCIAL STATMENTS ...1 - 4

ITEM 2	MANAGMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ...7

ITEM 3	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK ...10

ITEM 4	CONTROLS AND PROCEDURES ...10

ITEM 4T	CONTROLS AND PROCEDURES ...10

PART II

ITEM 1	LEGAL PROCEEDINGS ...11

ITEM 1A	RISK FACTORS ...11

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS ...11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES ...11

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...11

ITEM 5	OTHER INFORMATION ...11

ITEM 6	EXHIBITS ...11

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

ITEM 1                      Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2008
 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$101,376
Prepaid financial consulting expenses	265,947
Other current assets	7,539
TOTAL CURRENT ASSETS	374,862

Property and equipment, net of accumulated depreciation	4,280,086

TOTAL ASSETS	$4,654,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$482,357
Due to affiliated company	303,093
Accrued expenses	27,168
TOTAL CURRENT LIABILITIES	812,618

LONG-TERM DEBT	373,504

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,050,000 shares issued and outstanding	20,050
Additional paid-in capital	3,738,900
Accumulated deficit	(1,056,207)
Accumulated other comprehensive income	766,083
TOTAL STOCKHOLDERS’ EQUITY	3,468,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,654,948

See Notes to Consolidated Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
SALES	$-	$-	$-	$-

COSTS OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES (INCOME):
General and administrative expenses	116,638	187,153	318,376	613,719
Other income	-	-	(36,229)	-
TOTAL COSTS AND EXPENSES (INCOME)	116,638	187,153	282,147	613,719

NET LOSS	$(116,638)	$(187,153)	$(282,147)	$(613,719)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.006)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000	20,050,000	20,050,000

See Notes to Consolidated Financial Statements

- 3  -

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(282,147)	$(613,719)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	91,950	357,595
Changes in operating assets and liabilities:
Accounts receivable	-	2,098,853
Inventories	-	(78,048)
Prepaid expenses and sundry current assets	179,141	(451,599)
Accounts payable	(301,837)	(567,542)
Accrued expenses	(8,999)	(28,556)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(321,892)	716,984

INVESTING ACTIVITIES:
Disposition of property and equipment	-	(23,525)
NET CASH USED IN INVESTING ACTIVITIES	-	(23,525)

FINANCING ACTIVITIES:
Loans from affiliated company	315,627	(337,166)
Loan to affiliated company	-	(357,455)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	315,627	(694,621)

EFFECT OF EXCHANGE RATE ON CASH	(6,630)	(5,528)

DECREASE IN CASH	(12,895)	(6,690)

CASH – BEGINNING OF PERIOD	114,271	103,817

CASH – END OF PERIOD	$101,376	$97,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,710	$2,670
Non-cash operating activities:
Transfer accounts payable to affiliated company	$306,111	$-

See Notes to Consolidated Financial Statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

1.           BASIS OF PRESENTATION

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

The results of operations for the nine and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.           GOING CONCERN AND IMPAIRMENT LOSS

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

4.	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of June 30, 2008 is as follows:

	Amount	Life
Furniture, fixtures and office equipment	$23,056	5-7 years
Building and building improvements	4,752,276	40 years
Automobile	31,083	5 years
	4,806,415
Accumulated depreciation	526,329
	$4,280,086

5.           DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.

6.           LONG-TERM DEBT

The Company entered into a fifteen year loan agreement in July 2005.  This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($34,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Year ended September 30th (using current year exchange rates)
2010	$33,995
2011	33,995
Thereafter	305,514
$373,504

7.           RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2007, the Company purchased $369,402 of finished goods from an affiliated company.  During the nine months ended June 30, 2008, the Company transferred $306,111 of its accounts payable to an affiliated company.

8.	RISK FACTORS

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset and its only operating asset.  Runze is a state-appointed pesticide manufacturer in China.  In the past, through Runze, we specialized in the manufacturing of pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the fiscal year, which ended September 30, 2007, and continuing through the nine months ended June 30, 2008, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities and the new regulation regarding all manufacturing plants being in “chemical zones.”  In Summer 2007, we received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and manufacturing plants not currently located in a “chemical zone” will have to be relocated.  Our manufacturing facility is not located in a “chemical zone” and, therefore, if we wish to manufacture products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  Currently, management does not believe we will attempt to build a new manufacturing plant in a designated chemical zone.  Therefore, based on the location of our current manufacturing plant our management has determined that our manufacturing equipment is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

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

During the quarter ended June 30, 2005, a market maker filed an application to list our securities on the OTC Bulletin Board.  On October 10, 2005, we were informed by the NASD that our common stock was approved by the NASD for trading on the OTC Bulletin Board.   Our trading symbol is CHAS.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Results of Operations

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	116,638	187,153
Net income (loss)	$(116,638)	$(187,153)

Revenues

We had no revenues for three months ended June 30, 2008, compared to no revenues for the same period one year ago.  Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products we will be not be able to manufacture product in the future and we will not have any revenues during those periods.  Building a new manufacturing facility in a “chemical zone” would be at a substantial cost to the company and our management does not believe that is likely to occur and we may seek an alternative business in the future.

Cost of Sales

Our cost of sales for the three months ended June 30, 2008, were $0 compared to $0 for the three months ended June 30, 2007.  We did not have any cost of sales for the three-month periods ended June 30, 2008 and 2007 because we did not sell any products during these periods.

Gross Profit

We had no gross profit during the three-month periods ended June 30, 2008 or 2007 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total costs and expenses were $116,638 for the three months ended June 30, 2008, compared to $187,153 for the same period one year ago.  For the period ended June 30, 2008, our total costs and expenses consisted entirely of general and administrative expenses, which primarily consisted of amortized costs related to financial consulting expenses, which total approximately $58,285, and depreciation expense of $31,533, salaries and wages of $4,717, and other administrative expenses of approximately $21,758.  For the three months ended June 30, 2007, our operating expenses of $187,153 consisted primarily of amortized costs related to financial consulting services which totaled approximately $52,217 and depreciation of $96,548.

We believe our total costs and expenses of $116,638 for the three months ended June 30, 2008 are fairly indicative of our total costs and expenses for a three-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the three months ended June 30, 2008 totaled ($116,638) compared to net loss of ($187,153) for the comparable period one year ago.  The difference is attributable to the difference in our general and administrative expenses.  We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Results of Operations

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	282,147	613,719
Net income (loss)	$(282,147)	$(613,719)

 Revenues

For the reasons stated above, we did not have any revenues for nine months ended June 30, 2008, compared to no revenues for the same nine-month period one year ago.  We do not expect to generate revenues unless we are able to begin producing products utilizing a third party’s manufacturing facility.  We do not have any arrangements to produce product at any third parties’ facilities and do not believe it is likely that we will be able to make such an arrangement due to our current inability to pay for the use of such facilities.

Cost of Sales

Our cost of sales for the nine months ended June 30, 2008, were $0 compared to nil for the same period one year ago.  As noted above, we did not have any cost of sales during these periods because we did not have any sales during these nine-month periods.

Gross Profit

Our gross profit was nil for the nine months ended June 30, 2008 and 2007 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total operating expenses were $282,147 for the nine months ended June 30, 2008, compared to total operating expenses of $613,719 for the same period one year ago.  All of our operating expenses for the nine months ended June 30, 2007 were attributable to general and administrative expenses.  For the nine-month period ending June 30, 2008, our operating expenses of $318,376 consisted of amortized costs related to financial consulting expenses, which total approximately $169,460, and depreciation expense of $91,950, salaries and wages of $16,232,, and other administrative expenses of approximately $40,734.  However, we also recorded other income of $36,229.  Therefore, total operating expenses totaled $282,147.

We believe our total costs and expenses of $282,147 for the nine months ended June 30, 2008 are fairly indicative of our total costs and expenses for a nine-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the nine months ended June 30, 2008 totaled ($282,147), compared to net loss of ($613,719) for the comparable period one year ago.  The significant difference is largely attributable to higher general and administrative expenses for the nine-month period one year ago.  We anticipate our net loss of ($282,147) for the most recent nine month period to be fairly indicative of future nine-month periods in which we do not manufacture our own products.

Liquidity and Capital Resources

Introduction

As of June 30, 2008, we had cash and cash equivalents totaling $101,376, no accounts receivable since we didn’t manufacture any product, no inventory since we didn’t manufacture any product, prepaid financial consulting expense of $265,947, and other current assets totaling $7,539.  The prepaid financial consulting expense is an amount we prepaid to individual consultants for general advice and guidance.  Our total current liabilities as of June 30, 2008, were $812,618 consisting of $482,357 in accounts payable, $303,093 in amount due to affiliated company, and $27,168 in accrued expenses. The amount due to an affiliated party is due to Dalian Ruize Pesticides, Inc., a company where our sole officer is also an officer, and is owed for money loaned to us to pay our bills and employees.  Currently, we do not believe we will be able to fund operations out of our sales of herbicides and pesticides going forward since we are not currently manufacturing any products for sale.  If we are not able to fund our operations from sales of products then we will likely fund operations through the sale of our stock and from loans.

Our significant balance sheet accounts as of June 30, 2008, compared to the end of our last fiscal year were:

	As of June 30, 2008	As of September 30, 2007	Change

Cash and cash equivalents	$101,376	$114,271	$(9,895)
Accounts receivable	-	-	-
Inventories	-	-	-
Prepaid expenses	265,947	405,271	(139,324)
Due (to) from an affiliated company	(303,093)	291,345	(11,748)
Accounts payable	(482,357)	(996,894)	514,537
Total current liabilities	$(812,618)	$(1,029,962)	$217,344

Cash Requirements

We believe that our available funds will  provide us with  adequate  capital for at least the next  six to twelve months; however, to the extent that we make acquisitions or are forced to move our manufacturing facility, we may require additional capital for the acquisition, for the operation of the combined companies, or the relocation of our manufacturing facility.  We cannot assure that such funding will be available.

Sources and Uses of Cash

Operations

Net cash used in operating activities of $321,892 for the nine months ended June 30, 2008 was primarily a result of the net loss of $282,147, a reduction in accounts payable of $301,837, a reduction in accrued expenses of $8,999, offset by depreciation of $91,950, and a reduction of prepaid expenses and sundry current assets by $179,141.  Our net cash provided by operating activities totaled $716,984 for the same nine-month period one year ago.  The primary difference between the two periods is in the period ended June 30, 2007 we collected accounts receivable of $2,098,853, had prepaid financial consulting expenses of $78,048, prepaid expenses of $451,599, and accrued accounts payable of $567,542.

Investing

Net cash used in investing activities totaled $0 for the nine months ended June 30, 2008, as compared to $23,525 for the same period one year ago.  We did not have investing activities for the three-month period ended June 30, 2008. During the same period in 2007, we had investing activities related to the disposition of property and equipment.

Financing

Net cash provided by financing activities totaled $315,627 for the nine months ended June 30, 2008, related to loans from an affiliated party.  During the nine months ended June 30, 2007, we made payments of $337,166 to an   affiliated company to pay off, in full, an outstanding loan from that affiliated company, and advanced $357,455 to the same affilated company, for a total of $694,621 in net cash used in financing activities.

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

ITEM 4                      Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 4T                      Controls and Procedures

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

Dated: August 14, 2008
	By:	/s/ Zhengquan Wang
Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer