Form 10-K
period 2008-09-30
CHINA AGRO SCIENCES CORP.
filed 2009-01-13
CIK 1158420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2008

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

Common stock, par value $0.001
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares out standing of the issuer's common stock, as of January 13, 2009, was 20,050,000.

TABLE OF CONTENTS

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading  “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.??Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS AND PROPERTIES

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

Commencing from the fisical year 2007 up to today, we did not have any revenue. This is due to a notice from the Chinese National Environment Bureau that all chemical manufacturing facilities must be located in designed "chemical zones" going forward, and those not located in there now need to be relocated. Our facilities are not presently there, therefore, if we wish to continue to manufacture our products in our own plant, we have to rebuild new facilities in an approved "chemical zone". Based on the location of our current manufacturing plant, our management has determined that our manufacturing plant is of little or no value and the equipment has been categorized as an impaired asset on our current financial statements. As a result of our inability to use DRC's manufacturing facilities and the inability to utilize our own facilities we did not have any revenues during our fiscal year ended September 30, 2008.

Currently, we also do not believe we will be permitted to use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties because their manufacturing facilities is also not in a “chemical zone” and they will be forced to move their plant so we believe they will utilize their manufacturing capacity until that time to manufacture their own product.  Additionally, even if we were able to utilize DRC’s manufacturing facilities to manufacture our product there is no guarantee we will receive a discounted rate if we are allowed to use their facilities, and currently, even with the discounted rate, we do not have the funds to pay DRC to utilize their facility.

Due to the new government regulations, there is a good chance that we will not continue in the business of manufacturing and selling pesticide and herbicide products in China.  If management makes the determination that we cannot continue in the pesticide and herbicide business in China we will look for other business alternatives. Based on the location of our current manufacturing plant, our management has determined that our manufacturing equipment is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

The Pesticide Industry

According to the projections of the Food and Agricultural Organization of the United Nations and the United States Census Bureau, the global population is experiencing increasing growth rates. The current world population of 6.1 billion is projected to increase to 7.2 billion in 2010, and 9.8 billion in 2050.  The urgent need of decent food supplies has become a global issue. Under current predictions, only 1/3 of the increasing food demand can be met by the expansion of cultivated land, which is limited. The remaining 2/3 will largely depend on increasing agricultural productivity. The successful implementation of pesticide programs is an effective method for increasing agricultural productivity.  It is estimated that every year about one third of the world. The potential harvest is lost to damage caused by plant diseases and insect pests.  In a typical case, the lack of pesticide or its improper usage can reduce the productivity by 25-40% in one year (compared to proper pesticide usage), and 40-60% the following year.  The unique nature among growing population, food supply, and pesticide has created a large growing market for the pesticide industry.

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

The pesticide industry in China has experienced tremendous growth in the past 10 years, with its productivity almost doubled and over 100 new pesticide products invented.  According to the Centre Bureau of Product & Quality Control, the current pesticide production in China has reached an annual output of 800 thousand tons with 20 billion RMB in value, ranking the second largest in the world.  Export of pesticides plays an important role, which returns $1.2 billion in revenue annually.  However, currently in China, pesticides are only used on 60% of the cultivated wet land and 30% of the cultivated dry land, compared to a full 100% in most developed countries.  Among all pesticides, insecticides are the most common, which are largely organic-phosphide-based (“OPB”) with high toxic contents and residues.

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

In 2002, the Chinese government issued a new guideline on toxic OPB pesticides.  Its purpose was to reduce toxic OPB pesticide productions and to ban sales and usage.  Pursuant to regulations, in 2003 toxic OPB pesticides could only be applied to cotton; as of 2005 only two manufacturers have production rights under license, with combined annual output not exceeding 26,000 tons.  On 2008, both manufacture and application of toxic OPB pesticides were banned, which will create a sizeable supply shortfall.  Compared to toxic OPB pesticides, Razesor, a pesticide we produce, is highly effective with identical results on insects, and it is environmental-friendly with minimum toxic contents and residues.  Razesor is expected to become the best alternative to toxic OPB pesticides in China.  The manufacturing process of Razesor generates a low amount of industrial wastes, which can be managed and creates no pollution to the environment.  The potential market for Razesor is growing in China with a total demand of 10,000 - 15,000 tons expected in the next three years.  The future demand is expected to be even higher.

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

In October, 2005, we completed construction on an Acetochlor manufacturing facility with a 5,000-ton annual capacity.  However, during the fiscal year ended September 30, 2006, due to the lack of certain environmental permits and the failure of our manufacturing facility to meet the manufacturing standards of our only customer, Jilin Ruiye Pesticide Co., a third-party located in China, we manufactured all the Acetochlor we produced at the manufacturing plant of DRC, a related third-party.  During the fiscal year 2008 we were not able to negotiate the same discounted rate for the use of DRC’s manufacturing facilities and, as a result, we did not manufacture any of our own Acetochlor.  As a result of our inability to use DRC’s manufacturing facilities and the inability to utilize our own facilities we did not produce any Acetochlor for sale during our fiscal year ended September 30, 2008 and do not know when, or if, we will ever be able to continue to manufacture pesticide and herbicide products.

Currently, we also do not believe we will be permitted to use DRC’s manufacturing facilities to manufacture our product to sell to unrelated third parties because their manufacturing facilities is also not in a “chemical zone” and they will be forced to move their plant so we believe they will utilize their manufacturing capacity until that time to manufacture their own product.  Additionally, even if we were able to utilize DRC’s manufacturing facilities to manufacture our product there is no guarantee we will receive a discounted rate if we are allowed to use their facilities, and currently, even with the discounted rate, we do not have the funds to pay DRC to utilize their facility.

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

Dependence on a Few Customers

During fiscal year of both 2008 and 2007, we did not sell any products.  During fiscal year 2006, we only sold one product, Acetochlor, and only sold that product to one customer, Jilin Ruiye Pesticide Co.  We are not currently seeking additional customers for our products until we determine if we will be able to manufacture products in the future.  If we can start producing product in the future we hope to sell to more than one customer and to sell more than one product, but this would likely be contingent upon us either building a new manufacturing facility in an approved “chemical zone,” or contracted with an approved facility to manufacture our products.

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

Employees

As of September 30, 2008, we employed a total of 13 full-time employees, 3 of which were executives.  We no longer have employees engaged in manufacturing our products, nor involved in sales. The remaining 10 are involved with human resources and administration.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review.  These risk factors and other considerations include:

We currently cannot manufacture products at our own manufacturing facility and do not have any agreements in place to manufacture products at another facility.

We have received a notice from the Chinese National Environmental Bureau in 2007 that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated.  Our manufacturing facility is not currently located in a “chemical zone” and, therefore, if we wish to manufacture our products at our own manufacturing plant we will be forced to build a new facility in an approved “chemical zone.”  If we decide to build a new manufacturing plant the cost of building a new facility would be substantial, but do not yet have an estimate as to the cost.  Based on the location of our current manufacturing plant our management has determined that our manufacturing plant is of little or no value and has been categorized as an impaired asset on our current audited financial statements.

Therefore, our only way to manufacture product is to contract with an approved facility.  We currently do not have any such agreements in place and do not know if we will able to manufacture product in the future.  As a result of our inability to use DRC’s manufacturing facilities and the inability to utilize our own facilities we did not produce any Acetochlor for sale during our fiscal year ended September 30, 2008 and do not know when, or if, we will ever be able to continue to manufacture pesticide and herbicide products.  If we are not able to manufacture pesticide or herbicide products for sale in China it would have a significant impact on our ability to continue has an operating company.

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

During our fiscal year ended September 30, 2008, we did not sell any products and had no revenues.

During our fiscal year ended September 30, 2008, we had no revenues.  Due to the fact that we were not able to negotiate discounted rates to use the plant and equipment of DRC and the new government regulations and standards on herbicides and pesticides, which our own facilities could not meet for most of the year, combined with the new “chemical zone” regulation, we did not sell any products in the year ended September 30, 2008.   Because we have no revuene created during both fiscal year of 2008 and 2007, we hope this will not continue in the coming quarters and years, but if we are not able to use DRC’s facilities and cannot contract with a third party to use their facilities we will not be able to manufacture any product to sell.  If this occurs it would have a significant impact on our ability to continue as an operating company.  We are currently looking for additional manufacturing and sales channels utilizing Mr. Wang’s connections in the industry but there is no assurance we will be successful.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our executive offices in the United States are not yet open.  Currently our operations are conducted out of the offices of our manufacturing facility owned by Runze, our subsidiary, located in the city of ZhuangHe, LiaoNing Province, China.  The manufacturing facility is approximately 128,291 square feet, with 2,000 square feet being used for our executive offices.  We own this facility and therefore do not make any rent payments on this facility.  Due to the new regulations in China, we did not utilize our manufacturing facility to produce any of our products and will not be able to do so in the future.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

		Bid Prices
Fiscal Year Ended September 30,	Period	High	Low

2005	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	$-	$-

2006	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	$2.30	$0.50
	Fourth Quarter	$1.75	$1.05

2007	First Quarter	$1.40	$1.10
	Second Quarter	$1.18	$0.55
	Third Quarter	$0.60	$0.28
	Fourth Quarter	$0.31	$0.06

2008	First Quarter	$0.20	$0.05
	Second Quarter	$0.09	$0.06
	Third Quarter	$0.09	$0.06
	Forth Quarter	$0.09	$0.06

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

Selected Financials

China Agro Sciences Corp.	For the Years Ended September 30,

	2008	2007

Statement of Operations Data:

Total revenues	$-	-

Net income (loss)	(487,073)	(2,146,721)

Balance Sheet Data:

Current assets	$313,439	819,465
Total assets	4,573,225	4,820,815

Current liabilities	915,850	1,029,962
Total liabilities	1,290,378	1,371,466
Total stockholders’ equity	3,282,847	3,449,349

Total dividends per common share	-0-	- 0 -

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation entered into an Agreement and Plan of Merger with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) ("HC").  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”) (the “Merger”).  As a result of the merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset.  Runze is a state-appointed pesticide manufacturer in China.  Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the fiscal year ended September 30, 2008, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities and the new regulation regarding all manufacturing plants being in “chemical zones.” Although we hope to be able to manufacture product in 2009, we may not be able to do so and would have to undertake a significant expense in building a new manufacturing facility if we decided to continue with our current business plan and manufacture herbicides and pesticides.

Results of Operations

Introduction

Our financial statements for the year ended September 30, 2008 and September 30, 2007 are consolidated with Runze’s since the only operations we have are Runze’s operations.  During the year ended September 30, 2007 sales of our products was $0. We did not sell any product in the year ended September 30, 2008 and had no revenue.

Year ended September 30, 2008 compared to year ended September 30, 2007

Revenues, Expenses and Loss from Operations

We had revenue of $0 for the year ended September 30, 2008, compared to the same situation for the year ended September 30, 2007.  Our revenues, cost of sales, general and administrative expenses, and net loss for the years ended September 30, 2008 and September 30, 2007, respectively, are as follows:

	September 30, 2008	September 30, 2007

Revenue	$-	$-
Cost of Sales	-	-
General and Administrative Expenses	495,782	1,033,647
Impairment Loss	-	1,103,775
Net Income (Loss)	$(487,073)	$(2,146,721)

Revenues and Income (Loss) from Operations

Our revenues remained at $0 for the year ended September 30, 2008.  Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products, we do not know if we will be able to manufacture product in the future.  If we do build a new manufacturing facility in a “chemical zone” it will be at a substantial cost to the company.

Our cost of sales for the year ended September 30, 2008 was also staying at $0. We did not manufacture any products during this period.

Due to affiliated parties. The Company has imputed interest of $13,000 for the year ended September 30, 2008. This amount is non-interest bearing and due on demand.

Net Income (Loss)

Our net loss for the year ended September 30, 2008 was $487,073, representing a decrease of 340% or $1,659,648 compared to the loss of $2,146,721 for the year ended September 30, 2007.  Of our net loss significantly dropped down, for we incurred no impairment loss in 2008 compared to an impairment loss of $1,103,775 in 2007.  The remainder of our net loss was primarily attributable to our general and administrative expenses.  In 2008, we had general and administrative expenses of $495,782,  which represents a decrease of 108% or $537,865 compared with that of 2007.  We expect to continue at a significant net loss until we are able to contract with a third party with an approved manufacturing facility to manufacture our products, if we are able to do so.

Currently we do not have any operations, income, or expenses in the United States, and, therefore, we do not owe any income taxes in the United States and we are not accruing for income taxes in the United States.  If this changes in the future and we become subject to income taxes in the United States and either pay or accrue such taxes it will have a negative impact on our net income (loss).

We did not make a provision for income taxes in China, since we have not made profits.

Liquidity and Capital Resources

Introduction

During the year ended September 30, 2008 we did not generate positive cash flows, the same as the situation for the year ended September 30, 2007.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2008 and 2007, respectively, are as follows:

	September 30, 2008	September 30, 2007	Increase (Decrease)	Percent (Decrease)

Cash	$99,087	$114,271	(15,184)	15.3%
Total Current Assets	313,439	819,465	(506,026)	161.4%
Total Assets	4,573,225	4,820,815	(247,590)	5.4%
Total Current Liabilities	915,850	1,029,962	(114,112)	12.4%
Total Liabilities	$1,290,378	$1,371,466	(81,088)	6.2%

Sources and Uses of Cash

Operations

Our net cash used in operating activities for the year ended September 30, 2008 totaled ($464,217), representing a decrease of 1,151,736 or 248% compared to $687,519 for the same period one year ago.  We anticipate that both our cash generated from operations and used for operations will decrease significantly the longer we do not manufacture or sell our products.

Investments

Our investing activities for the year ended September 30, 2008 is $0.  During the year ended September 30, 2007, our net cash provided by (used in) investing activities was $0 as well.

Financing

During the year ended September 30, 2008, we had $459,480 net cash provided by financing activities, with $459,480  in loans from affiliated company. For the year ended September 30, 2007, our financing activities totaled ($653,965), all of which consisted of repayment to an affiliated company.

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

ITEM 6A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA AGRO SCIENCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Agro Sciences Corp.

We have audited the accompanying consolidated balance sheets of China Agro Sciences Corp. as of September 30, 2008 and 2007 and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement Schedule 1.These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2008 the Company had no operations and its current liabilities exceeded its current assets by $602,411. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Agro Sciences Corp. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.
/s/ Paritz & Company, P.A.
Hackensack, New Jersey
December 19, 2008

CHINA AGRO SCIENCES CORP.

CONSOLIDATED BALANCE SHEET

(U.S. $)

	SEPTEMBER 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$99,087	$114,271
Prepaid financial consulting expenses	207,415	405,271
Due from affiliated company	-	291,345
Other current assets	6,937	8,578
TOTAL CURRENT ASSETS	313,439	819,465

Property and equipment, net of accumulated depreciation	4,259,786	4,001,350

TOTAL ASSETS	4,573,225	4,820,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$427,335	$996,894
Due to affiliated company	447,308	-
Accrued expenses	41,207	33,068
TOTAL CURRENT LIABILITIES	915,850	1,029,962

LONG-TERM DEBT	374,528	341,504

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,050,000 shares issued and outstanding	20,050	20,050
Additional paid-in capital	3,751,900	3,738,900
Accumulated deficit	(1,261,133)	(774,060)
Accumulated other comprehensive income	772,030	464,459
TOTAL STOCKHOLDERS’ EQUITY	3,282,847	3,449,349

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	4,573,225	4,820,815
See notes to financial statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(U.S.$)
	For the year	For the year
	ended	ended
	September 30, 2008	September 30, 2007

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	495,782	1,033,647
Impairment loss	-	1,103,775
Other income	(36,673)	-
Interest expense	27,964	9,299

TOTAL COSTS AND EXPENSES	487,073	2,146,721

NET (LOSS)	(487,073)	(2,146,721)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	307,571	235,561

COMPREHENSIVE INCOME	$(179,502)	$(1,911,160)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.02)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000
See notes to Financial Statements

CHINA AGRO SCIENCES CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. $)
				Retained	Accumulated Other
	Common Stock		Additional	Earnings	Comprehensive
	Shares	Amount	Paid in Capital	(Deficit)	Income	Total

Balance - OCTOBER 1, 2006	20,050,000	$20,050	$3,738,900	$1,372,662	$228,898	$5,360,510

Foreign currency translation ajustment	-	-	-	-	235,561	235,561

Net (loss)	-	-	-	(2,146,722)	-	(2,146,722)

Balance - September 30, 2007	20, 050,000	20,050	3,738,900	(774,060)	464,459	3,449,349

Imputed interest on amount due to affiliated company	-	-	13,000	-	-	13,000

Foreign currency translation adjustment	-	-	-	-	307,571	307,571

Net (loss)	-	-	-	(487,073)	-	(487,073)

Balance September 30, 2008	20,050,000	$20,050	$3,751,900	$(1,261,133)	$772,030	$3,282,847

See notes to Financial Statements

CHINA AGRO SCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. $)
	YEAR ENDED SEPTEMBER 30,
	2008	2007
OPERATION ACTIVITIES:
Net (loss)	$(487,073)	$(2,146,721)
Adjustments to reconcile net (loss) to net
cash (used in) provided by operating activities:
Depreciation	124,012	462,749
Income from sale of equipment exchanged for accounts payable	(33,649)	-
Impairment loss	-	1,103,757
Imputed interest	13,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	2,121,681
Prepaid expenses	237,046	(405,271)
Other current assets	2,470	13,490
Accounts payable	(324,964)	(495,251)
Accrued expenses	4,941	33,067
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(464,217)	687,519

FINANCING ACTIVITIES:
Loans from (repayment to) affiliated company	459,480	(653,965)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	459,480	(653,965)

EFFECT OF EXCHANGE RATE ON CASH	(10,447)	(23,100)

DECREASE (INCREASE) IN CASH	(15,184)	10,454

CASH – BEGINNING OF YEAR	114,271	103,817

CASH – END OF YEAR	$99,087	$114,271

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,710	$3,911
Non-cash operating activities:
Repayment of accounts payable by inventory	$-	$421,101
Transfer accounts payable to affiliated company	$307,346	$-
See notes to Financial Statements

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1           NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Business description

The Company specializes in the manufacturing, sale and distribution of herbicides and pesticides to reduce or eliminate the amount of agricultural produce lost to plant diseases and insects.  Their manufacturing and distribution operations are based in the PRC.  Production operations have been suspended since the facility needs to be relocated.

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

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

3	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization is as follows:

	September 30,
	2008	2007
	Amount		Life
Furniture, fixtures and office equipement	$23,119	$21,082	5-7 years
Building and building improvements	4,551,175	4,247,499	40 years
Automobile	31,168	28,420	5 years
	4,605,462	4,297,001
Accumulated depreciation	345,676	295,651
	$4,259,786	$4,001,350

4           DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.  The Company has imputed interest of $13,000 for the year ended September 30, 2008.

5           LONG-TERM DEBT

The Company entered into a fifteen year loan agreement in July 2005.  This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($34,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Year ended September 30th (using current year exchange rates)
2009	$-
2010	34,090
2011	34,090
2012	34,090
2013	34,090
Thereafter	238,168
$374,528

6           INCOME TAXES

The Company has net operating loss carryforwards in China of approximately $1,250,000 which expire between 2008 and 2013.

The Company has a deferred tax asset resulting from tax loss carryforwards of approximately $300,000 for which the Company has provided a 100% valuation allowance.

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

7           OTHER INCOME

Other income results from the sale of equipment which has been previously written off.

8	RISK FACTORS

Vulnerability due to Operations in PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC=s political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

Substantially all of the Compant's businesses are transacted in RMB, which is not freely convertible.  The People's Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

9           SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

2008	QUARTER
	First	Second	Third	Fourth	Total

Revenue	$-	$-	$-	$-	$-

Operating loss	(71,428)	(103,925)	(99,250)	(212,470)	(487,073)

Net loss	(71,428)	(103,925)	(99,250)	(212,470)	(487,073)

Basic and diluted earnings per common share (1)	(0.003)	(0.01)	(0.005)	(0.01)	(0.02)

2007	QUARTER
	First	Second	Third	Fourth	Total

Revenue	$-	$-	$-	$-	$-

Operating loss	(208,644)	(218,490)	(187,153)	(1,532,434)	(2,146,721)

Net loss	(208,644)	(218,490)	(187,153)	(1,532,434)	(2,146,721)

Basic and diluted earnings per common share (1)	(0.01)	(0.01)	(0.01)	(0.08)	(0.11)

(1)           Earnings per share were computed independently for each of the periods presented.  Therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

CHINA AGRO SCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

Schedule 1 – Condensed Financial Information of Registrant

CHINA AGRO SCIENCES CORP.
BALANCE SHEET
SEPTEMBER 30, 2008

ASSETS

INVESTMENT IN SUBSIDIARIES	$3,282,847

TOTAL ASSETS	$3,282,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY	$3,272,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,272,847

CHINA AGRO SCIENCES CORP.
STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2008

LOSS FROM EARNINGS OF SUBSIDIARIES	$(474,073)

NET LOSS BEFORE INCOME TAXES	$(474,073)

CHINA AGRO SCIENCES CORP.
STATEMENT OF CASH FLOWS
YEAR ENDED SEPTEMBER 30, 2008

OPERATING ACTIVITIES:
Net loss	$(474,073)
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss from earnings of subsidiaries	474,073
NET CASH PROVIDED BY OPERATING ACTIVITIES	-

CASH – BEGINNING OF YEAR	-

CASH – END OF YEAR	$-

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A – CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or theExchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weaknessis a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

Name	Age	Position(s)

Zhengquan Wang	66	Chief Executive Officer, Chief Financial Officer, Secretary, and Director (2006)

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

Board Meetings and Committees

During the fiscal years ended September 30, 2008 and 2007, the Board of Directors did not meet, but did take action by unanimous written consent on several occasions.

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

ITEM 10 - EXECUTIVE COMPENSATION

None of our employees are subject to a written employment agreement.  Our sole officer and director has elected to forego a salary during the early developmental stages, and also provided office space.  As of September 30, 2008 we did not have any amounts owed to our president and director as he elected to forego a salary until further notice.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended September 30, 2008, and 2007.  Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

		Annual Compensation
Name and Principal Position	Year	Salary(USD)	Bonus	Other Annual Compensation
Zhengquan Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2008	$0	0	0
Zhengquan Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2007	$0	0	0
Zhengquan Wang, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2006	$0	0	0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 11, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

ITEM 12 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 13. EXHIBITS

Number	Exhibit	Location
3.1	Articles of Incorporation of China Agro Sciences Corp.	Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on August 31, 2001

3.2	Articles of Amendment to Articles of Incorporation Changing Name to China Agro Sciences Corp.	Incorporated by reference to Form 8-K filed on May 5, 2006

3.3	Articles of Merger Merging DaLian Acquisition Corp. into China Agro Sciences Corp.	Incorporated by reference to Form 8-K filed on May 5, 2006

3.5	Bylaws of China Agro Sciences Corp.	Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on August 31, 2001

31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a)/15(d)-14(a).	Filed within

32.1	Certification of CEO and CFO pursuant to Section 1350.	Filed within

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended September 30, 2008 and 2007, our current independent auditor, Paritz & Company, P.A. billed us $17,500 and $17,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended September 30, 2008 and 2007, our current independent auditor, Paritz & Company, P.A. billed us $7,500 and $7,500, respectively, in fees for services related to the performance of the review of the Company’s financial statements.

Tax Fees

During the fiscal years ended September 30, 2008 and 2007, our current independent auditor, Paritz & Company, P.A. billed us $0 and $0, respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended September 30, 2008 and 2007, our current independent auditor, Paritz & Company, P.A. billed us $0 and $0, respectively, for other fees.

Of the fees described above for the fiscal years ended September 30, 2008 and 2007, 100% were approved by our Board of Directors.  Of the fees described above for the fiscal year ended December 31, 2005, 100% were approved by the by the then Audit Committee of the Board of Directors of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Agro Sciences Corp.

Dated: January 13, 2009	/s/ Zhengquan Wang
Zhengquan Wang
President, Director, CEO, CFO