Form 10-Q
period 2008-12-31
CHINA AGRO SCIENCES CORP.
filed 2009-02-17
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2008

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______________ to _______________.

Commission file number: 000-49687

China Agro Sciences Corp.
(Exact name of registrant as specified in its charter)

Florida	33-0961490
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2009, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures 17

PART I
ITEM 1                      Financial Statements

CHINA AGRO SCIENCES CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$100,711	$99,087
Prepaid financial consulting expenses	148,559	207,415
Other Current assets	6,567	6,937
Total Current Assets	255,837	313,439

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,219,547	4,259,786

Total Assets	$4,475,384	$4,573,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$325,824	$427,335
Due to affiliated company	594,235	447,308
Accrued expenses	15,294	41,207
Total Current Liabilities	935,353	915,850

LONG-TERM DEBT	375,552	374,528

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares Authorized, 20,050,000	20,050	20,050
shares issued and outstanding
Additional paid-in capital	3,757,900	3,751,900
Accumulated deficit	(1,374,284)	(1,261,133)
Accumulated other comprehensive income	760,813	772,030
Total Stockholders’ Equity	3,164,479	3,282,847

Total Liabilities and Stockholders' Equity	$4,475,384	$4,573,225
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2008	2007
SALES	$-	$-

COSTS OF GOODS SOLD	-	-

GROSS PROFIT	-	-

COSTS AND EXPENSES (INCOME):
General and administrative expenses	102,464	104,433
Other income	-	(33,882)
Interest expense	10,687	877
TOTAL COSTS AND EXPENSES (INCOME)	113,151	71,428

NET LOSS	(113,151)	(71,428)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(11,217)	91,889

COMPREHENSIVE INCOME (LOSS)	$(124,368)	$(20,461)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(113,151)	$(71,428)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	32,069	33,497
Imputed interest	6,000	-
Prepaid financial consulting expenses	59,423	55,535
Changes in operating assets and liabilities:
Other current assets	389	2,532
Accounts payable	(102,679)	(164,811)
Accrued expenses	(26,027)	(23,704)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(143,976)	(168,379)

FINANCING ACTIVITIES:
Loans from affiliated company	145,704	(154,888)
NET CASH PROVIDED BY FINANCING ACTIVITIES	145,704	(154,888)

EFFECT OF EXCHANGE RATE ON CASH	(1,775)	(22)

DECREASE IN CASH	(47)	(13,513)

CASH – BEGINNING OF PERIOD	100,758	114,271

CASH – END OF PERIOD	$100,711	$100,758

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,635	$13,710
Non-cash operating activities:
Transfer accounts payable to affiliated company	$-	$6,132
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the intructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. inthe opinion of management, all adjustment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the yer ending September 30, 2009.

The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.           GOING CONCERN AND IMPAIRMENT LOSS

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

In May 2007, the Company received a notice from the Chinese National Environmental Bureau that all chemical manufacturing facilities must be located in designated “chemical zones” going forward, and for manufacturing plants not located there now will have to be relocated. The Company’s manufacturing facility is not currently located in a “chemical zone” and, therefore, it will be forced to move the facility to a “chemical zone" at some point in the next one to two years.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008
(Unaudited)

3.           DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand. The company has imputed interest of $6,000 at the rate of 4% per annum for the three months ended December 31, 2008.

4.           LONG-TERM DEBT

The obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($34,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Three months ended December 31st (using current year exchange rates)
2009	$-
2010	$34,180
2011	34,180
2012	34,180
2013	34,180
Thereafter	239,260
$375,980

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Summary Overview

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor.  However, during the quarterly period ended December 31, 2008, we did not sell any product or have any revenues as a result of not being able to utilize DRC’s facilities because of the new regulation regarding all manufacturing plants being in “chemical zones.” Although we hope to be able to manufacture product in the near future, we may not be able to do so and would have to undertake a significant expense in building a new manufacturing facility if we decided to continue with our current business plan and manufacture herbicides and pesticides.

Results of Operations

Our financial statements for the quarter ended December 31, 2008 are consolidated with Runze’s since the only operations we have are Runze’s operations. During the quarter ended December 31, 2008, sales of our products was $0. We did not sell any product in the three-month period ended December 31, 2008 and had no revenue.

The three-month period ended December 31, 2008 compared the three-month period ended December 31, 2007

Sales, Expenses and Loss from Operations

We had sales of $0 for the quarter ended December 31, 2008, continuing the same situation of the past year ended September 30, 2008. Our sales, cost of goods sold, general and administrative expenses, and net loss for the three-month period ended December 31, 2008 and December 31, 2007, respectively, are as follows:

	December 31, 2008	December 31, 2007

Sales	$-	$-
Cost of Goods Sold	-	-
General and Administrative Expenses	102,464	104,433
Net Loss	$(113,151)	$(71,428)

Revenues and Income (Loss) from Operations

Our revenues remained at $0 for the quarter ended December 31, 2008. Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation. Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products, we do not know if we will be able to manufacture product in the future. However, if we do build a new manufacturing facility in a “chemical zone” it will be at a substantial cost to the company.

Our cost of goods sold for the quarter ended December 31, 2008 also remained at $0. We did not manufacture any products during this period.

Due to affiliated company. The Company has imputed interest of $6,000 at the rate of 4% per annum for the three months ended December 31, 2008. This amount is non-interest bearing and due on demand.

Net Income (Loss)

Our net loss for the quarter ended December 31, 2008 was $113,151, representing a decrease of 58% or $41,723 compared to the loss of $71,428 for same period of last year. We expect to continue at a significant net loss until we are able to contract with a third party with an approved manufacturing facility to manufacture our products, if we are able to do so. And we anticipate our net loss of $113,151 to be fairly indicative of future quarters in which we do not manufacture our own products.

Currently we do not have any operations, income, or expenses in the United States, and, therefore, we do not owe any income taxes in the United States and we are not accruing for income taxes in the United States.  If it changes in the future and we become subject to income taxes in the United States and either pay or accrue such taxes it will have a negative impact on our net income (loss).

We did not make a provision for income taxes in China, since we have not made profits.

Liquidity and Capital Resources

During the quarter ended December 31, 2008 we did not generate positive cash flows, the same as the situation for the past periods.

Our significant balance sheets accounts as of December 31, 2008, compared to the end of September 30, 2008, are as follows:

	31-Dec-08	30-Sep-08	Increase (Decrease)	Percent (Decrease)

Cash	$100,711	$99,087	$1,624	2%
Accounts Receivable	$-	$-	$-
Inventories	$-	$-	$-
Prepaid expenses	$148,559	$207,415	$(58,856)	-28%
Accounts Payable	$325,824	$427,335	$(101,511)	-24%
Due to Affiliated Company	$594,235	$447,308	$146,927	33%

As of December 31, 2008, we had cash totaling $100,711, no accounts receivable and no inventories, since we did not manufacture any products. Prepaid financial consulting expenses of $148,559, is an amount we prepaid to individual consultants for general advices and guidance. Our total current liabilities as of December 31, 2008 were $935,353, consisting of $325,824 in accounts payable, $594,235 in amount due to affiliated company, and $15,294 in accrued expenses. The creditor of our amount due to affiliate company is Dalian Ruize Pesticides, Inc., a company that our sole officer also serves as an officer of. We owed this company the amount they loaned us primarily covering our bills and employees salary.

Operations

Our net cash used in operating activities for the quarter ended December 31, 2008 totaled $143,976, representing a decrease of 24,403 or 24% compared to $168,379 for the same period one year ago. We anticipate that both our cash generated from operations and used for operations will decrease significantly the longer we do not manufacture or sell our products.

Investments

Our investing activities for the quarter ended December 31, 2008 is $0, continuing the same situation it was for the corresponding period of one year ago.

Financing

During the quarter ended December 31, 2008, we had $145,704 net cash provided by financing activities, with the entire amount in loans from affiliated company. For the same period of 2007, our financing activities totaled ($154,888), all of which consisted of repayment to an affiliated company.

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

ITEM 4                      Controls and Procedures

                We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 5                      Other Information

There have been no events that are required to be reported under this Item.

ITEM 6.                      Exhibits

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Agro Sciences Corp.

Dated: February 17, 2009
	By:	/s/ Zhengquan Wang
Zhengquan Wang
President, Director,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer