Form 10-Q
period 2009-03-31
CHINA AGRO SCIENCES CORP.
filed 2009-05-15
CIK 1158420

U. S. Securities and Exchange Commission
Washington, D. C. 20549
       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _____ to _____

Commission file number: 000-49687
China Agro Sciences Corp.
(Name of registrant in its charter)

Florida	33-0961490
(State or Other Jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes X                    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer __     Accelerated filer ____      Non-accelerated filer  ____     Small reporting company  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___   No  X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2009, there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures 14

PART I
ITEM 1. Financial Statements

CHINA AGRO SCIENCES CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$101,838	$99,087
Prepaid financial consulting expenses	89,014	207,415
Other Current assets	6,844	6,937
Total Current Assets	197,696	313,439

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	4,181,717	4,259,786

Total Assets	$4,379,413	$4,573,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$307,579	$427,335
Due to affiliated company	655,118	447,308
Accrued expenses	22,167	41,207
Total Current Liabilities	984,864	915,850

LONG-TERM DEBT	375,040	374,528

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 par value, 100,000,000 shares Authorized, 20,050,000	20,050	20,050
shares issued and outstanding
Additional paid-in capital	3,764,900	3,751,900
Accumulated deficit	(1,522,079)	(1,261,133)
Accumulated other comprehensive income	756,638	772,030
Total Stockholders’ Equity	3,019,509	3,282,847

Total Liabilities and Stockholders' Equity	$4,379,413	$4,573,225
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31,		SIX MONTHS ENDED MARCH 31,
2009	2008	2009	2008
SALES	$-	$-	$-	$-

COSTS OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES (INCOME):
General and administrative expenses	136,683	103,925	239,147	202,083
Interest income	11,112	-	21,799	(35,098)
TOTAL COSTS AND EXPENSES (INCOME)	147,795	103,925	260,946	166,985

NET LOSS	$(147,795)	$(103,925)	$(260,946)	$(166,985)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(4,175)	137,990	(15,392)	229,879

COMPREHENSIVE INCOME (LOSS)	$(151,970)	$34,065	$(276,338)	$62,894

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000	20,050,000	20,050,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(260,946)	$(166,985)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation	64,151	60,417
Imputed interest	13,000	-
Changes in operating assets and liabilities:
Prepaid expenses	118,685	117,874
Other current assets	103	-
Accounts payable	(120,341)	(237,618)
Accrued expenses	(19,096)	(24,971)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(204,444)	(251,283)

FINANCING ACTIVITIES:
Loans from affiliated company	207,199	244,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	207,199	244,250

EFFECT OF EXCHANGE RATE ON CASH	(1,675)	(2,675)

DECREASE IN CASH	1,080	(9,708)

CASH – BEGINNING OF PERIOD	100,758	114,271

CASH – END OF PERIOD	$101,838	$104,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,635	$13,710
Non-cash operating activities:
Transfer accounts payable to affiliated company	$-	$213,678
The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

3.           DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand. The company has imputed interest of $13,000 at the rate of 4% per annum for the six months ended March 31, 2009.

4.           LONG-TERM DEBT

The obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($34,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Year ended September 30th (using current year exchange rates)
2010	$34,135
2011	34,135
2012	34,135
2013	34,135
2014	34,135
Thereafter	204,365
$375,040

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Summary Overview

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation entered into an Agreement and Plan of Merger with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) ("DHC").  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with Dalian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“Dalian”) (the “Merger”).  As a result of the merger, Dalian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, Dalian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor. However, during the quarterly period ended March 31, 2009, we did not sell any product or have any revenues as a result of not being able to utilize DHC’s facilities because of the new regulation regarding all manufacturing plants being in “chemical zones.” Although we hope to be able to manufacture product in the near future, we may not be able to do so and would have to undertake a significant expense in building a new manufacturing facility if we decided to continue with our current business plan and manufacture herbicides and pesticides.

Results of Operations

Our financial statements for the quarter and six months ended March 31, 2009 are consolidated with Runze’s since the only operations we have are Runze’s operations. During the quarter and the six month period ended March 31, 2009, sales of our products was $0. We did not sell any product in the three-month period ended March 31, 2009 and had no revenue.

We had sales of $0 for the quarter and six months ended March 31, 2009, continuing the same situation of the past year ended September 30, 2008. We did not generate sales and cost of goods sold for the three and six month period ended March 31, 2009 and March 31, 2008.

Revenues and Income (Loss) from Operations

Our revenues remained at $0 for the quarter ended March 31, 2009. Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation. Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products, we do not know if we will be able to manufacture product in the future. However, if we do build a new manufacturing facility in a “chemical zone” it will be at a substantial cost to the company.

The Company has imputed interest of $13,000 at the rate of 4% per annum on loan from affiliated company for the six months ended March 31, 2009. This loan is non-interest bearing and due on demand.

Net Income (Loss)

Our net loss for the quarter and six months ended March 31, 2009, were $147,795 and 260,946 respectively, representing increase in net losses of $43,870 and $93,961 or 29% and 56% compared to that for the same periods of last year. We expect to continue at a significant net loss until we are able to contract with a third party with an approved manufacturing facility to manufacture our products, if we are able to do so. And we anticipate our net loss of $147,795 to be fairly indicative of future quarters in which we do not manufacture our own products.

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

Liquidity and Capital Resources

During the quarter ended March 31, 2009 we did not generate positive cash flows, the same as the situation for the past periods.

Our significant balance sheets accounts as of March 31, 2009 compared to the end of September 30, 2008, are as follows:

	31-Mar-09	30-Sep-08	Increase (Decrease)	Percent (Decrease)

Cash	$101,838	$99,087	$2,751	2%
Accounts Receivable	$-	$-	$-
Inventories	$-	$-	$-
Prepaid expenses	$89,014	$207,415	$(118,401)	-57%
Accounts Payable	$307,579	$427,335	$(119,756)	-28%
Due to Affiliated Company	$655,118	$447,308	$207,810	46%

As of March 31, 2009, we had cash totaling $101,838, no accounts receivable and inventories, since we did not manufacture any products. Prepaid financial consulting expenses of $89,014, is an amount we prepaid to individual consultants for general advices and guidance. Our total current liabilities as of March 31, 2009 were $984,864, consisting of $307,579 in accounts payable, $655,118 in amount due to affiliated company, and $22,167 in accrued expenses. The creditor of the amount due to affiliate company is Dalian Ruize Pesticides, Inc., a company that our sole officer also serves as an officer of. We owed this company the amount they loaned us primarily covering our bills and employees salary.

Operations

Our net cash used in operating activities for the six month period ended March 31, 2009 totaled $204,444, representing a decrease of cash used in operations of 46,839 or 18% compared to $251,283 for the same period one year ago. We anticipate that both our cash generated from operations and used for operations will decrease significantly as long as we do not manufacture or sell our products.

Financing

During the six month period ended March 31, 2009, we had $207,199 net cash provided by financing activities. The entire amount is from loans from affiliated company. For the same period of 2008, the net cash from financing activities totaled $244,250.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 1. Legal Proceedings

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5. Other Information

There have been no events that are required to be reported under this Item.

ITEM 6. Exhibits

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Agro Sciences Corp.

Date: May 15, 2009	By: /s/ Zhengquan Wang
Zhengquan Wang, Chief Executive Officer, Chief Financial Officer