Form 10-Q
period 2009-06-30
CHINA AGRO SCIENCES CORP.
filed 2009-08-10
CIK 1158420

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____

Commission File No. 000-49687

CHINA AGRO SCIENCES CORP.
(Name of registrant in its charter)

Florida	33-0961490
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

101 Xinanyao Street, Jinzhou District, Dalian, Liaoning Province, PRC 116100
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Small reporting company _X_

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date. As of August 10, 2009 there were 20,050,000 shares of common stock, par value $0.001, issued and outstanding.

PART I
ITEM 1. Financial Statements

CHINA AGRO SCIENCES CORP.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash	$102,631	$99,087
Prepaid financial consulting expenses	29,671	207,415
Other current assets	6,661	6,937
TOTAL CURRENT ASSETS	138,963	313,439

Property and equipment, net of accumulated depreciation	4,149,639	4,259,786

TOTAL ASSETS	$4,288,602	$4,573,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306,018	$427,335
Due to affiliated company	703,485	447,308
Accrued expenses	29,052	41,207
TOTAL CURRENT LIABILITIES	1,038,555	915,850

LONG-TERM DEBT	375,040	374,528

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
20,050,000 shares issued and outstanding	20,050	20,050
Additional paid-in capital	3,772,900	3,751,900
Accumulated deficit	(1,674,678)	(1,261,133)
Accumulated other comprehensive income	756,735	772,030
TOTAL STOCKHOLDERS’ EQUITY	2,875,007	3,282,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,288,602	$4,573,225

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		NINE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008
SALES	$-	$-	$-	$-

COSTS OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

COSTS AND EXPENSES (INCOME):
General and administrative expenses	139,924	116,638	379,071	282,147
Interest expense	12,675	-	34,474	-
TOTAL COSTS AND EXPENSES (INCOME)	152,599	116,638	413,545	282,147

NET LOSS	(152,599)	(116,638)	(413,545)	(282,147)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	97	71,745	(15,295)	301,624

COMPREHENSIVE INCOME (LOSS)	$(152,502)	$(44,893)	$(428,840)	$(19,477)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$(0.006)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	20,050,000	20,050,000	20,050,000	20,050,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(413,545)	$(282,147)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	96,253	91,950
Imputed interest	21,000	-
Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	178,313	179,141
Accounts payable	(121,903)	(301,837)
Accrued expenses	(12,211)	(8,999)
NET CASH USED IN OPERATING ACTIVITIES	(252,093)	(321,892)

FINANCING ACTIVITIES:
Loans from affiliated company	255,565	315,627
NET CASH PROVIDED BY FINANCING ACTIVITIES	255,565	315,627

EFFECT OF EXCHANGE RATE ON CASH	72	(6,630)

INCREASE (DECREASE) IN CASH	3,544	(12,895)

CASH – BEGINNING OF PERIOD	99,087	114,271

CASH – END OF PERIOD	$102,631	$101,376

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,635	$13,710
Non-cash operating activities:
Transfer accounts payable to affiliated company	$16,115	$306,111

The accompanying notes are an integral part of these consolidated financial statements.

CHINA AGRO SCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

1           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2           GOING CONCERN

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

3           DUE TO AFFILIATED COMPANY

This amount is non-interest bearing and due on demand.  The Company has imputed interest of $21,000 at the rate of 4% per annum for the nine months ended June 30, 2009.

4           LONG-TERM DEBT

This obligation bears interest at 0.3% over the prime rate in effect in the PRC and is payable interest only through July 2009, followed by annual principal installments of approximately 233,000 RMB ($34,000) commencing in August 2010, plus interest, with the final payment due in July 2020.

Future principal loan payments are as follows:

Nine months ended June 30th (using current year exchange rates)
2010	$34,135
2011	34,135
2012	34,135
2013	34,135
2014	34,135
Thereafter	204,365
$375,040

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Ye Shun is a Hong Kong registered enterprise that has its ownership in Runze as its primary asset. Runze is a state-appointed pesticide manufacturer in China. Through Runze, we specialize in the manufacturing of various pesticides and herbicides, particularly the herbicide Acetochlor. However, during the quarterly period ended June 30, 2009, we did not sell any product or have any revenues as a result of not being able to utilize DHC’s facilities because of the new regulation regarding all manufacturing plants being in “chemical zones.” Although we hope to be able to manufacture product in the near future, we may not be able to do so and would have to undertake a significant expense in building a new manufacturing facility if we decided to continue with our current business plan and manufacture herbicides and pesticides.

Results of operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Results of Operations

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	152,599	116,638
Net income (loss)	$(152,599)	$(116,638)

Revenues

We had no revenues for the three months ended June 30, 2009, compared to no revenues for the same period one year ago. Going forward we will not be able to manufacture product at our existing plant due to the new “chemical zone” regulation.  Therefore, if we are not able to contract with a third party to utilize a qualified manufacturing facility to produce our products we will be not be able to manufacture product in the future and we will not have any revenues during those periods. Building a new manufacturing facility in a “chemical zone” would be at a substantial cost to the company and our management does not believe that is likely to occur and we may seek an alternative business in the future.

Cost of Sales

Our cost of sales for the three months ended June 30, 2009, were $0 compared to $0 for the three months ended June 30, 2008. We did not have any cost of sales for the three-month periods ended June 30, 2009 and 2008 because we did not sell any products during these periods.

Gross Profit

We had no gross profit during the three-month periods ended June 30, 2009 or 2008 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total costs and expenses were $152,599 for the three months ended June 30, 2009, representing an increase of $35,961 or 30% as compared to that of $116,638 for the same period one year ago. For the period ended June 30, 2009, our total costs and expenses consisted of general and administrative expenses of $135,924 and interest expense of $12,675.

 Our general and administrative expenses primarily consisted of amortized costs related to financial consulting expenses, and depreciation expense, salaries and wages. We believe our total costs and expenses of $152,599 for the three months ended June 30, 2009 are fairly indicative of our total costs and expenses for a three-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the three months ended June 30, 2009 totaled $152,599 compared to net loss of $116,638 for the comparable period one year ago. The difference is attributable to the difference in our total costs and expenses. We anticipate this net loss to be fairly indicative of future quarters in which we do not manufacture our own products.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Results of Operations

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008

Revenues	$-	-
Cost of revenue	-	-
Gross Profit	-	-
Total Costs and Expenses	413,545	282,147
Net income (loss)	$(413,545)	$(282,147)

 Revenues

For the same reasons stated above, we did not have any revenues for nine months ended June 30, 2009, compared to no revenues for the same nine-month period one year ago. We do not expect to generate revenues unless we are able to begin producing products utilizing a third party’s manufacturing facility. We do not have any arrangements to produce product at any third parties’ facilities and do not believe it is likely that we will be able to make such an arrangement due to our current inability to pay for the use of such facilities.

Cost of Sales

Our cost of sales for the nine months ended June 30, 2009, were $0 compared to nil for the same period one year ago. As noted above, we did not have any cost of sales during these periods because we did not have any sales during these nine-month periods.

Gross Profit

Our gross profit was nil for the nine months ended June 30, 2009 and 2008 because we did not manufacture any products during these two periods.

Total Costs and Expenses

Our total operating expenses were $413,545 for the nine months ended June 30, 2009, representing a 46.5% increase compared to the same period one year ago of $282,147. For the nine-month period ending June 30, 2009, our operating expenses consisted of general and administrative expenses of $379,071, and interest expense of $34,474.

     Our general and administrative expenses primarily consisted of amortized costs related to financial consulting expenses, and depreciation expense, salaries and wages.
We believe our total costs and expenses of $413,545 for the nine months ended June 30, 2009 are fairly indicative of our total costs and expenses for a nine-month period in which we do not manufacture any products.

Net Income (Loss)

Net loss for the nine months ended June 30, 2009 totaled $413,545, compared to net loss of $282,147 for the comparable period one year ago. The difference is largely attributable to higher general and administrative expenses for the nine-month period ended June 30, 2009. We anticipate our net loss of $413,545 for the most recent nine month period to be fairly indicative of future nine-month periods in which we do not manufacture our own products.

As of now, we do not have any operations, income, or expenses in the United States, and, therefore, we do not owe any income taxes in the United States and we are not accruing for income taxes in the United States.  If it changes in the future and we become subject to income taxes in the United States and either pay or accrue such taxes it will have a negative impact on our net income (loss).

We did not make a provision for income taxes in China, since we have not made profits.

Liquidity and Capital Resources

During the quarter ended June 30, 2009 we did not generate positive cash flows, the same as the situation for the eariler periods.

Our significant balance sheets accounts as of June 30, 2009 compared to the end of September 30, 2008, are as follows:

	30-June-09	30-Sep-08	Increase (Decrease)	Percent (Decrease)

Cash	$102,631	$99,087	$3,544	3%
Prepaid financial consulting expenses	$29,671	$207,415	$(177,744)	-85%
Other current assets	$6,661	$6,937	$(276)	-4%
Accounts payable	306,018	427,335	(121,317)
Due to Affiliated Company	$703,485	$447,308	$256,177	57%

As of June 30, 2009, we had cash totaling $102,631, no accounts receivable and inventories, since we did not manufacture any products. Prepaid financial consulting expenses of $29,671, is an amount we prepaid to individual consultants for general advices and guidance. Our total current liabilities as of June 30, 2009 were $1,038,555, consisting of $306,018 in accounts payable, $703,485 in amount due to affiliated company, and $29,052 in accrued expenses. The creditor of the amount due to affiliate company is Dalian Ruize Pesticides, Inc., a company that our sole officer also serves as an officer of. We owed this company the amount they loaned us primarily covering our bills and employees salary.

Operations Activities

Our net cash used in operating activities for the nine month period ended June 30, 2009 totaled $252,093, representing a decrease of cash used in operations of 69,799 or 21% compared to $321,892 for the same period one year earlier. We anticipate that both our cash generated from operations and used for operations will decrease significantly as long as we do not manufacture or sell our products.

Financing Activities

During the nine month period ended June 30, 2009, we had $255,565 net cash provided by financing activities. The entire amount is from loans from affiliated company. For the same period of 2008, the net cash from financing activities totaled $315,627.

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

ITEM 4. Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

China Agro Sciences Corp.

Date: August 10, 2009	By: /s/ Zhengquan Wang
Zhengquan Wang, Chief Executive Officer, Chief Financial Officer