Form 10-K
period 2009-09-30
CHINA HGS REAL ESTATE INC.
filed 2009-12-29
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-49687

CHINA HGS REAL ESTATE INC.
 (Name of small business issuer in its charter)

Florida	33-0961490
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6 Xinghan Road, 19th Floor, Hanzhong City
Shaanxi Province, PRC 723000
 (Address of principal executive offices) (zip code)

(212) 232-0120
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 24, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $12,886,500.

As of December 24, 2009, the registrant had 45,050,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.            BUSINESS

Our Organization

China HGS Real Estate Inc. (the “Company” or “China HGS”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida. We were incorporated under the name M-GAB Development Corporation in March 2001.  From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure.  On May 16, 2003, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.  As a BDC we never made any investments into eligible portfolio companies.

On March 17, 2006, China Agro Sciences Corp., a Florida corporation formerly known as M-GAB Development Corporation (hereinafter “China Agro”) entered into an Agreement and Plan of Merger (the “Agreement”) with Dalian Holding Corp., a Florida corporation (formerly known as China Agro Sciences Corp.) (“DHC”).  This transaction closed on May 1, 2006, at which time, in accordance with the Agreement, DHC merged with DaLian Acquisition Corp, a Florida corporation that was our wholly-owned subsidiary (“DaLian”) (the “Merger”).  As a result of the Merger, DaLian merged into DHC, with DHC remaining as the surviving entity and our wholly-owned subsidiary, DaLian, ceased to exist, and we issued 13,449,488 shares of our common stock to the former shareholders of DHC.

Prior to DaLian’s merger with DHC, DHC had acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”).  In the transaction in which DHC acquired all the outstanding common stock of Ye Shun, Ye Shun was determined to be the accounting acquirer.  Ye Shun is a Hong Kong registered enterprise.  Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong.  As a result of the Merger, on April 28, 2006, we filed a Form N-54C and terminated our status as a business development company and, through our wholly-owned subsidiary, commenced operations, specializing in the sale and distribution of low toxic pesticides and herbicides, and consequently ceased being a development stage company.  Our only operations are conducted through our wholly-owned subsidiary, which controls the assets of Runze.

On August 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange”) by and among the Company, China HGS Investment Inc. (“HGS Investment”), a corporation formed under the laws of the State of Delaware, and Rising Pilot, Inc., a British Virgin Island business company which owns 100% issued and outstanding capital stock of HGS Investment (the “HGS Shareholder”). The closing of the Share Exchange transaction occurred on August 31, 2009.

Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS to exchange for the issuance of a total of 14,000,000 shares of the Company’s common stock with $0.001 par value.  As a result of this Share Exchange, HGS Investment becomes a wholly-owned subsidiary of the Company.

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, CEO of Guangsha and his management team an aggregate of 25,000,000 shares of common stock of the Company.

Prior to and in conjunction with the consummation of the Share Exchange, the Company also entered into certain purchase and sale agreement with Mr. Zhengquan Wang, the Company’s CEO prior to the close of the Share Exchange, to spin out the business and operations of Dalian Holding Corp. (“Dalian Holding”), a Florida corporation and a wholly-owned subsidiary of the Company (the “Spin-Out”), including substantially all the assets and liabilities of Dalian Holding (the “Legacy Business”). Pursuant to such agreement, Mr. Wang shall return 14,000,000 shares of the Company’s common stock within ninety (90) days of the Closing of the Share Exchange for the exchange of current Dalian Holding assets and assume all the liabilities of Dalian Holding relating to the Legacy Business, and the Company shall be released from any and all claims whatsoever with regard to such liabilities, whether such claim is known or unknown to Dalian Holding on the date hereof. Prior to the Share Exchange, on August 29, 2009, the Company also completed the spin-off of all its assets and liabilities to Dalian Holding Corp. so the only material asset of the Company following the Share Exchange is the ownership of HGS Investment.

As a result of the Share Exchange transaction, the shareholders of Guangsha now own the majority of the equity in the Company. In addition, the original officers and directors of the Company resigned from their positions and new directors and officers affiliated with Guangsha were appointed ten days after the notice pursuant to Rule 14f-1 had been mailed to the shareholders of record.

The transaction has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, HGS Investment and its subsidiaries will be treated as the continuing entity for accounting purposes.

HGS Investment, Inc. is a holding company incorporated under the law of the State of Delaware on July 17, 2008. China HGS owns 100% of the equity interest of Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, it had entered certain exclusive contractual agreements with Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”), a company incorporated in Hanzhong City, Shaanxi Province, China in November 2007. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles it to receive a majority of its expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.  Through these contractual arrangements, the Company and Shaanxi HGS hold all the variable interests of Guangsha, and the Company and Shaanxi HGS have been determined to be the most closely associated with Guangsha. Therefore, our Company is the primary beneficiary of Guangsha.

Based on these contractual arrangements, we believe that Guangsha should be considered as Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company through Shaanxi HGS is the primary beneficiary of Guangsha. Accordingly, management believes that Guangsha should be consolidated under ASC 810.

Our Company, along with our subsidiaries and VIE, is now engaging in real estate development, primarily in the construction and sale of residential apartments, car parks as well as commercial properties.

Shaanxi Guangsha Investment and Development Group Co., Ltd.

Shaanxi Guangsha Investment was organized in August 1995 as a liability limited company under the laws of The People’s Republic of China. Shaanxi Guangsha Investment is headquartered in city of Hanzhong, Shaanxi Province. Due to rapid growth of the  business, the shareholders of Shaanxi Guangsha Investment have boosted its registered capital twice, once in 2000, from the original registered capital of RMB 2.1 million Yuan (approximately US$0.2 million) up to RMB 30 million Yuan (approximately US$3.6 million) and, again in 2008 to RMB 130 million Yuan (approximately US$17.6 million). As the business expands, Shaanxi Guangsha Investment has set up two additional branch offices separately in Weinan, a municipality county of Shaanxi Province, and Yang county of Hanzhong, in order to conduct and facilitate the project developments in these sites with its headquarter office located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, in northwestern China. Shaanxi Guangsha Investment is engaged in developing large scale and high quality commercial and residential projects, which typically consist of multi-functional buildings that include multi-layer apartment buildings and office buildings, sub-high-rise apartment buildings or high-rise buildings.

Shaanxi Guangsha Investment also develops small scale commercial and residential properties. Shaanxi Guangsha Investment is aiming at providing middle-income consumers with a comfortable and convenient community life. In addition, it also provides property management as an auxiliary service to its residents. Shaanxi Guangsha Investment acquires development sites primarily through public auctions of government land. This acquisition method allows Shaanxi Guangsha Investment to obtain unencumbered land use rights to unoccupied land without the need for additional work, re-settlement or protracted legal processes to obtain title. As a result, Shaanxi Guangsha Investment is able to commence construction relatively quick after a site for development is acquired.

Our corporate structure is set forth below:

China HGS REAL ESTATE INC.
100%
China HGS Investment Inc. (A Delaware Company)
Entrusted Management Agreement
outside China
inside China
100%
Shaanxi Hanguangsha Management and Consultation Limited Company (Shaanxi HGS)
Mr. Xiaojun Zhu
Contractual VIE Agreement (1)
CEO of Shaanxi Guangsha Investment
Shaanxi Guangsha Investment and Development Group Co., Ltd. (VIE)

(1) Agreements that provide us with effective control over Shaanxi Guangsha Investment and Development Group Co., Ltd. or the VIE, include a business operations agreement, an exclusive managerial consulting services agreement, an equity pledge agreement, a voting proxy agreement and an exclusive acquiring letter.

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment, located in Hanzhong City, Shaanxi Province. Shaanxi Guangsha Investment was founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer, and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we keep focusing on expanding our business in certain Tier II cities in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of December 31, 2008, we have established operations in two Tier II cities and one county in Hanzhong, Shaanxi Province, comprising of downtown area and west ring road in city of Hanzhong, city of Weinan, a municipality in Shaanxi Province, and Yang county.

Shaanxi Guangsha Investment has become a fast-growing residential real estate developer that focuses on Tier II cities in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We are currently ranked No.1 among all property developers in city of Hanzhong in terms of market shares and contracted sales of residential units for the years of 2007 and 2008, according to statistics prepared by the Bureau of Real Estate Management in Hanzhong. Since 2001, we have planned to expand into strategically selected Tier II cities and even some smaller counties with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations.

As of now, there are three projects under construction and planning with a total GFA (Gross Floor Area) of 412,285 square meters. Our Weinan project was completed in June 2008, with a total GFA of 103,727 square meters, and all units of Weinan Projects were sold as of December 31, 2008. For the past two years ended September 30, 2008 and 2009, our revenues were approximately $17.2 million and $28.4 million, respectively, representing an increase of 64.98% from 2008 to 2009. Our net income for each of those two years was $6.02 million and $11.06 million, respectively, representing an increase of 83.69% from 2008 to 2009.

We intend to continue our expansion into additional selected Tier II cities and counties as suitable opportunities arise. We will expand to more selected target Tier II cities including cities in Sichuan Province and other Tier II cities in Shaanxi Province which we are surveying for expansion in the near future. The following map illustrates the geographic locations of our current operations,

Real Estate Industry Overview

General

Since early 2000s, the real estate industry in China has been transitioning from an arranged system controlled by the PRC government to a more market-oriented system. At the present, although the Chinese government still owns all urban land in China, the land use rights with terms up to 70 years can be granted to, and owned or leased by, private individuals and companies. A large and active market in the private sector has developed for sales and transfers of land use rights which were initially granted by the Chinese government. All property units built on such land belong to private developers for the term of period indicated. The recent transition in terms of real estate industry structure in China has also fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

The real estate industry in China, like elsewhere, is highly influenced by the domestic macroeconomic environment. The significant growth of the Chinese economy during the past decade, has led to a significant expansion of its real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market. The following table sets forth selected statistics for the overall real estate industry in mainland China for the periods indicated.

Source: China Statistic Year Book (all government data is based on calendar year)
Under a recently-enacted PRC Property Rights Law, which became effective on October 1, 2007, the term of the land use rights for residential land may be automatically renewed upon expiration. We expect this new law to encourage further growth in the PRC residential property market.

Increasing Urbanization in China

The urban population in China has grown significantly in the past 10 years, creating higher demand for housing in many cities. The following table sets forth China’s urban population, total population and urbanization rates for periods indicated:

Source:	China Statistical Yearbook (all government data is based on calendar year)

The Real Estate Property Market in China

The following table sets forth selected statistics regarding the real estate property market in China for the periods indicated.

Source: China Statistical Yearbook (all government data is based on calendar year)

In the years of 2008 and 2009, the city of Hanzhong has won such titles as Sanitory City, Garden City and Civilized City. Hanzhong is going to strengthen the position of tourism in its economic and social development by making the most of its advantage as a historical and cultural city. The following sets forth an overview of Hanzhong and its surrounding areas, the Tier II city and counties in which we operate our business:

Hanzhong and surrounding areas, Shaanxi Province

Hanzhong is located in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 4.1 million as of September 30, 2009. The table below sets forth selected economic statistics and real estate industry data during the periods indicated.

Source:	China City Statistical Yearbook; China Real Estate Statistics Yearbook; Shaanxi Statistical Yearbook (all government data is based on calendar year)

Recent Government Policies

The PRC government has announced on several occasions in recent years that its policy towards the development of the real estate industry is to promote healthy and sustainable growth, which includes encouraging the development of more low-to-medium priced housings. Since 2004, amidst growing concerns of overheating in the real estate industry, particularly in Tier I cities where average property prices have risen by more than 20% through 2001 to 2005, the PRC government has introduced a series of measures intended to slow growth in both property demand and supply and discourage speculation in the residential property market.

Land Allocation and Real Estate Development

In May 2005, the Ministry of Construction and other relevant Chinese government authorities jointly issued the Notice Regarding Stabilizing Property Prices, which was followed by a set of implementation measures, including:

●	the imposition of a charge on land that remains undeveloped for one year from the commencement date specified in the relevant government land grant contract;

●	the cancellation of land use rights for land that remains undeveloped for two years from the specified commencement date;

●	the revocation of approval for projects that fail to comply with relevant planning permits;

●	a ban on the grant of land use rights for the construction of villas; and

●
a restriction on the grant of land use rights for the construction of other types of luxury residential properties. A restriction on the grant of land use rights for the construction of other types of luxury residential

Pre-Sales and Sales

In real estate development business, it is a convention that developers start to market and offer their properties before the construction are completed. Like other developers, we pre-sell properties prior to the completion of the construction. Under PRC pre-sales regulations, property developers must satisfy specific conditions before they can pre-sell their properties that are under construction. These mandatory conditions include:

•	the land premium must have been paid in full;

•	the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;

•	at least 25% of the total project development cost must have been incurred;

•	the progress and the expected completion and delivery date of the construction must be fixed;

•	the pre-sale permit must have been obtained; and

•	the completion of certain milestones in the construction processes must be specified by the local government authorities.

These mandatory conditions are designed to require a certain level of capital expenditure and substantial progress in project construction before the commencement of pre-sales. Generally, the local governments also require developers and property purchasers to have standard pre-sale contracts prepared under the auspices of the government. Developers are required to file all pre-sale contracts with local land bureaus and real estate administrations after entering into such contracts.

After-sale Services and Delivery

We assist customers in arranging for and providing information related to financing. We also assist our customers in various title registration procedures related to their properties, and we have set up an ownership certificate team to assist purchasers to obtain their property ownership certificates. We offer various communication channels to customers to facilitate customer feedback collection. We also cooperate with property management companies that manage our properties and ancillary facilities, to handle customer feedback.

We endeavor to deliver the units to our customers on a timely basis. We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery. The time frame for delivery is set out in the sale and purchase agreements entered into with our customers, and we are subject to penalty payments to the purchasers for any delay in delivery caused by us. Once a property development has been completed, has passed the requisite government inspections and is ready for delivery, we will notify our customers and hand over keys and possession of the properties.

Marketing and Distribution Channel

As of September 2009, we maintain a marketing and sales force for our development projects with 60 personnel specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products, and spread the acceptance and influence of our brand. However, we still primarily let our own sales force represents our brand and project rather than rely on third party brokers or agents, for the reason that we believe our own dedicated sales representatives are better motivated to serve our customers and to control our property pricing and selling expenses.

Our marketing and sales teams work closely with each other in order to determine the appropriate advertising and selling plans for a particular project. We develop public awareness through our marketing and advertising efforts and also referrals from our satisfied customers. We utilize our customer relationship management system to track customer profiles to forecast future individual requirements and general demand for our products. This allows us to have real-time information on the status of individual customer transactions and the vacancy of product types for each project, and to anticipate the product preferences of current and future customers. We mainly develop customer awareness through advertising.

As for advertisement, we use various advertising media to market our property developments, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We also participate in real estate exhibitions to enhance our brand name and promote our property developments.

The majority of our customers purchase our properties using mortgage financing. Under current PRC law, the minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self use with total GFA of under 90 square meters. The loan-to-value of the mortgage loan is also subject to change according to the economic policies of the central and local governments and banks in China of where the applicants apply for the mortgage loan.

A typical sales transaction usually consists of three steps. First, the customer pays a deposit to us. Within seven days after paying the deposit, the customer will sign a purchase contract with us and make down payment to us in cash. After making the down payment, the customer arranges for a mortgage loan for the balance of the purchase price. Once the loan is approved, the mortgage loan proceeds are paid to us directly by the bank. Finally, we deliver the property to the customer. Legal title, as evidenced by a property ownership certificate issued by local land and construction bureaus, will be delivered to the customer in 12 months.

As is customary in the property industry in China, we provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to 12 months, so our mortgage guarantees typically remain outstanding for up to 12 months after we deliver the underlying property.

Our Markets

We currently operate in three local markets in Shaanxi Province — downtown area of Hanzhong, city of Weinan, and Yang county in city of Hanzhong.

The following table sets forth our projects and the total GFA in each location indicated as of September 2009

	Yang County	Nan Dajie	Mingzhu Real Estate
Properties under construction	163,566	42,476	66,504
Properties under planning	113,034	N/A	26,705
Completed projects	34,348	N/A	28,666
Total number of projects	3	2	3
Total GFA (m2)	310,948	42,476	121,875

(1) The amounts for ‘‘total GFA’’ in this table and elsewhere in this statement are the amounts of total saleable residential GFA and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on the sales contracts relating to such property;
•
for unsold properties that are completed or under construction, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projection.

We intend to seek attractive opportunities to expand into additional Tier II cities and counties. Our selections are based on certain criteria, including economic growth, per capita income, population, urbanization rate as well as availability of suitable land supply and local residential property market conditions.

Suppliers

In China, the supply of land is controlled by the government. Generally, there are two ways the Company usually applies to acquire the land use right.

•	Purchase by auction held by the Land Consolidation and Rehabilitation Center;
•	Purchase by auction held by court under bankruptcy proceedings;

In 2005, the company acquired the land of a bankrupted company, Weinan Chemical Company which covers an area of 80 acres. After the acquisition, the company started the construction of Lijing Garden Projects, and finished all 3 projects of Lijing Garden in June 2008. In May 2008, the company successfully acquired a land covering 236 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Yang County. After the acquisition, the company started the construction of Yangzhou Garden Projects on the acquired land, and as of September 30, 2009 and December 26, 2009, the first and second projects of Yangzhou Garden were already finished, while the third project of Yangzhou Garden was still under construction and expect to be completed next year.

In July 2008, the company acquired the land of another bankrupted company, Hanzhong Energy Company which covers an area of 30 acres in city of Hanzhong. After the acquisition, the company started the construction of Qinju Garden Projects on the acquired land, and as of September 30, 2009, all projects of Qinju Garden were still under construction. In 2009, the company successfully acquired another partial of land covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the company started the construction of Mingzhu Garden Projects on the acquired land, and as of September 30, 2009, all projects of Mingzhu Garden were still under construction.

All such purchases of land are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources. As to the real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality ensured through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Intellectual Property

The Company currently has no registered intellectual property.

We rely on a combination of trademarks, service marks, domain name registrations, copyright protection and contractual restrictions to establish and protect our brand name and logos, marketing designs and internet domain names.

We have registered the trademark of “汉中广厦”and the associated logo for the real estate related service in the PRC. We have also applied the same trademark for other goods and services directly or indirectly related to our business operations, to strengthen the protection of our trademark and brand.

Competition

The real estate industry in China is highly competitive. In Tier II cities that we focus on, the markets are relatively more fragmented than Tier I cities. We compete primarily with local and regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets which we operate, our major competitors include Wanbang Real Estate Development Co. Ltd., and other national real estate developers who have also started their projects in the local markets.

Nationally, there are numerous companies that have real estate projects across China. There are 79 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with Guangsha for business as the Company targets small to medium sized projects in Tier II cities and counties.

In the regional market, the Company’s only direct competitor with likely market shares in market is Wanbang Real Estate Development Co. Ltd. This company generally undertakes medium and small scale projects. By the end of September, 2009, Wanbang had developed realty about 600 acres across Hangzhong city and other counties surrounding. As of September, 2009, Wanbang had about 200,000 square meters of construction area.

The demonstration graph set forth below describes the market shares ownership structure as of September 2009 in terms of real estate industry field in city of Hanzhong, Shaanxi Province:
Competitive Strengths:

We believe the following strengths allow us to compete effectively in regional real estate development industry:

Well Positioned to Capture Opportunities in Tier II Cities and Counties.

As the ascend intendancy in consumer disposable income and urbanization rates, a growing middle-income consumer market was emerged consequently, driving demand of affordable and high quality  housing in many cities across northwest China. We focus on building large communities of modern, mid-sized residential properties for this market segment and have accumulated substantial knowledge and experience about the residential preferences and demands of mid-income customers. We believe we can leverage our experience to capture the growth opportunities in the markets.

Standardized and Scalable Business Model.

Our business model focuses on a standardized property development process designed for rapid asset turnover. We break up the overall process into well-defined stages and closely monitor costs and development schedules through each stage. These stages include (i) identifying land, (ii) pre-planning and budgeting, (iii) land acquisition, (iv) detail project design, (v) construction management, (vi) pre-sales, sales and (vii) after-sale service. We commence pre-planning and budgeting prior to the land acquisition, which enables us to acquire land at costs that meet our pre-set investment targeted returns and to quickly begin the development process upon acquisition. Our enterprise resource planning enables us to collect and analyze information on a real-time basis throughout the entire property development process. We utilize our customer relationship management system to track customer profiles and sales to forecast future individual preferences and market demand.

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has experience in real estate industry over 15 years. Mr. Zhu gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong. In addition, we have adopted broad performance-based stock incentive plans, which we believe will further enable us to retain and motivate the workforce, and also attract new talent to facilitate our rapid expansion.

Guangsha is also an “AAA Enterprise in Shaanxi Construction Industry” as recognized by the Credit Association of Agricultural Bank of China, Shaanxi Branch.

Strategies

Our goal is to become the leading residential property developer focused on China’s Tier II cities by implementing the following strategies:

Continue Expanding in Selected Tier II Cities. We believe that Tier II cities present development opportunities that are well suited for our scalable business model of rapid asset turnover. Furthermore, Tier II cities currently tend to be in an early stage of market maturity and have fewer large national developers. We believe that the fragmented market and relative abundance of land supply in Tier II cities, as compared to Tier I cities, offer more opportunities for us to generate attractive margins and we also believe that our given experience afford us the opportunity to emerge as a leading developer in these markets. In the near future, we plan to enter into other Tier II cities that have:

•	Increasing urbanization rate and population growth;

•	High economic growth and increasing individual income; and

•	Sustainable land supply for future developments

We plan to continue to closely monitor our capital and cash positions and carefully manage our cost for land use rights, construction costs and operating expenses. We believe that we will be able to use our working capital more efficiently by adhering to prudent cost management, which will help to maintain our profit margins. When selecting a property project for development, we will continue to follow our established internal evaluation process, including utilizing the analysis and input of our institutional shareholders and choosing third-party contractors through a tender process open only to bids which meet our budgeted costs.

Our Property Development Operations

We have a systematic and standardized process to project development, which we implement through several well-defined phases. One critically significant portion of our process is land acquisition process, which is segmented into three stages: (i) opportunity identification, (ii) initial planning and budgeting and (iii) land acquisition. The following diagram sets forth the key stages of our property development process.

Our Property Projects

Overview

We offer the following three main types of real estate property products:

•	multi-layer apartment buildings, which are typically six stories or less and normally require 200 to 270 days to construct after we obtain the related construction permit;

•	sub-high-rise apartment buildings, which are typically seven to 11 stories and normally require 300 to 370 days to construct after we obtain the related construction permit; and

•	high-rise apartment buildings, which are typically 12 to 33 stories and normally require 500 to 900 days to construct after we obtain the related construction permit.

Our projects are in one of the following three stages:

•	completed projects, comprising projects that the construction of which has been completed;

•	properties under construction, comprising properties that the construction permits have been obtained;

•	properties under planning, comprising properties that we have entered into land grant contracts and are in the process of obtaining the required permits to begin construction.

Completed Projects

The following table sets forth each of our completed projects as of September 30, 2009

Project Name	Location	Type of Projects	Completion Date	Total GFA(1) square meters	Total Number of Unit	Number of Sold Units
Weinan Lijing Garden – Project I	Weinan	Multi-layer	April 2005	44,373	31	31
Weinan Lijing Garden – Project II	Weinan	Multi-layer	December 2006	55,390	39	39
Weinan Lijing Garden – Project III	Weinan	Multi-layer	June 2008	3,964	3	3
Yangzhou Mingzhu- Project I		Multi-layer	September 2009	34,348	27	16
Mingzhu Garden-Project I&II		Multi-layer	September 2009	28,666	6	6
Total				166,723	106	95

(1) The amounts for “total GFA” in this table are the amounts of total saleable residential GFA and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•
for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2009:

Projects under Construction	Location	Type of Projects	Actual or Estimated Construction time	Actual or Estimated Pre-sale Commencement Date	Total GFA(1) (square meters)	Total Number of Units	Number of Pre-sold Units
Yang County	Yang County	Multi-layer	July 2008	October 2007	72,476	34	3
Nan Da Street	Hanzhong City	M/S	May 2008	February 2007	42,476	4	2.5
Mingzhu Real Estate	Hanzhong City	M/S/H	January 2007	December 2006	37,015	6	6
Subtotal					151,967	44	11.5
Projects under Planning
Yang County Project IV	Yang County	M/S/H	2009 or 2010	N/A	246,471	114	N/A
Nan Da Street Project II	Hanzhong City	M/S/H	2009	N/A	61,176	18	N/A
Subtotal					307,647	132
Total					398,438	135	11.5

(1) The amounts for “total GFA” in this table are the amounts of total saleable residential GFA and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;
•
for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

Quality Control

We emphasize quality control to ensure that our buildings and residential unit meet our standards and provide high quality service. We select only experienced design and construction companies. We, through our contracts with contraction contractors, provide customers with warranties covering the building structure and certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. In the event of delay or poor work quality, the contractor may be required to pay pre-agreed damages under our construction contracts. Our construction contracts do not allow our contractors to subcontract or transfer their contractual arrangements with us to third parties. We typically withhold   2% of the agreed construction fees for two to five years after completion of the construction as a deposit to guarantee quality, which provides us assurance for our contractors’ work quality.

Our contractors are also subject to our quality control procedures, including examination of materials and supplies, on-site inspection and production of progress reports. We require our contractors to comply with relevant PRC laws and regulations, as well as our own standards and specifications. We set up a profile for each and every unit constructed and monitor the quality of such unit throughout its construction period until its delivery. We also employ independent surveyors to supervise the construction progress. In addition, the construction of real estate projects is regularly inspected and supervised by PRC governmental authorities.

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge. We in the past have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction. Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. In the past, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 87 full-time staff and employees.

Department	Headcount
Management	15
Accounting staff	5
Sales and marketing staff	60
Administrative	7
Total	87

ITEM 1A.         RISK FACTORS
Risks Relating to Our Business

If we are unable to successfully manage our expansion into other Tier II cities, we will not be able to execute our business plan.

Historically, our business and operations have been concentrated in Hanzhong City and other surrounding counties. If we are unable to successfully develop and sell projects outside Hanzhong City, our future growth may be limited and we may not generate adequate returns to cover our investments in these Tier II cities. In addition, as we expand our operations to Tier II cities with higher land prices, our costs may increase, which may lead to a decrease in our profit margin.

We require substantial capital resources to fund our land use rights acquisition and property developments, which may not be available.

Property development is capital intensive. Our ability to secure sufficient financing for land use rights acquisition and property development depends on a number of factors that are beyond our control, including market conditions in the capital markets, the PRC economy and the PRC government regulations that affect the availability and cost of financing for real estate companies.

In addition, the People’s Bank of China, or the PBOC, has increased the reserve requirement ratio for commercial banks several times since July 5, 2006, raising it from 7.5% as of that date to the current 13.5%. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

We may be unable to acquire desired development sites at commercially reasonable costs.

Our revenue depends on the completion and sale of our projects, which in turn depends on our ability to acquire development sites. Our land use rights costs are a major component of our cost of real estate sales and increases in such costs could diminish our gross margin. In China, the PRC government controls the supply of land and regulates land sales and transfers in the secondary market. As a result, the policies of the PRC government, including those related to land supply and urban planning, affect our ability to acquire, and our costs of acquiring, land use rights for our projects. In recent years, the government has introduced various measures attempting to moderate investment in the property market in China.

Although we believe that these measures are generally targeted at the luxury property market and speculative purchases of land and properties, we cannot assure you that the PRC government will not introduce other measures in the future that adversely affect our ability to obtain land for development. We currently acquire our development sites primarily by bidding for government land. Under current regulations, land use rights acquired from government authorities for commercial and residential development purposes must be purchased through a public tender, auction or listing-for-sale. Competition in these bidding processes has resulted in higher land use rights costs for us. We may also need to acquire land use rights through acquisition, which could increase our costs. Moreover, the supply of potential development sites in any given city will diminish over time and we may find it increasingly difficult to identify and acquire attractive development sites at commercially reasonable costs in the future.

We provide guarantees for the mortgage loans of our customers which expose us to risks of default by our customers.

We pre-sell properties before actual completion and, in accordance with industry practice, and our customers’ mortgage banks require us to guarantee our customers’ mortgage loans. Typically, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to 12 months after the purchasers take possession of the relevant properties. In line with what we believe to be industry practice, we rely on the credit evaluation conducted by mortgagee banks and do not conduct our own independent credit checks on our customers. The mortgagee banks typically require us to maintain, as restricted cash, 5% to 10% of the mortgage proceeds paid to us as security for our obligations under such guarantees.

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses.

We rely on third-party contractors.

Substantially all of our project construction and related work are outsourced to third-party contractors. We are exposed to risks that the performance of our contractors may not meet our standards or specifications. Negligence or poor work quality by any contractors may result in defects in our buildings or residential units, which could in turn cause us to suffer financial losses, harm our reputation or expose us to third-party claims. We work with multiple contractors on different projects and we cannot guarantee that we can effectively monitor their work at all times.

Although our construction and other contracts contain provisions designed to protect us, we may be unable to successfully enforce these rights and, even if we are able to successfully enforce these rights, the third-party contractor may not have sufficient financial resources to compensate us. Moreover, the contractors may undertake projects from other property developers, engage in risky undertakings or encounter financial or other difficulties, such as supply shortages, labor disputes or work accidents, which may cause delays in the completion of our property projects or increases in our costs.

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

●	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;

●	shortages of materials, equipment, contractors and skilled labor;

●	disputes with our third-party contractors;

●	failure by our third-party contractors to comply with our designs, specifications or standards;

●	difficult geological situations or other geotechnical issues;

●	onsite labor disputes or work accidents; and

●	natural catastrophes or adverse weather conditions.

Any construction delays, or failure to complete a project according to our planned specifications or budget, may delay our property sales, which could harm our revenues, cash flows and our reputation.

Changes of laws and regulations with respect to pre-sales may adversely affect our cash flow position and performance.

We depend on cash flows from pre-sale of properties as an important source of funding for our property projects and servicing our indebtedness. Under current PRC laws and regulations, property developers must fulfill certain conditions before they can commence pre-sale of the relevant properties and may only use pre-sale proceeds to finance the construction of the specific developments.

Our results of operations may fluctuate from period to period.

Our results of operations tend to fluctuate from period to period. The number of properties that we can develop or complete during any particular period is limited due to the substantial capital required for land acquisition and construction, as well as the lengthy development periods required before positive cash flows may be generated. In addition, several properties that we have developed or that are under development are large scale and are developed in multiple phases over the course of one to several years. The selling prices of the residential units in larger scale property developments tend to change over time, which may impact our sales proceeds and, accordingly, our revenues for any given period.

We rely on our key management members.

We depend on the services provided by key management members. Competition for management talent is intense in the property development sector. In particular, we are highly dependent on Mr. Xiaojun Zhu, our founder, Chairman and Chief Executive Officer. We do not maintain key employee insurance. In the event that we lose the services of any key management member, we may be unable to identify and recruit suitable successors in a timely manner or at all, which will adversely affect our business and operations. Moreover, we need to employ and retain more management personnel to support our expansion into other Tier II cities on a much larger geographical scale. If we cannot attract and retain suitable human resources, especially at the management level, our business and future growth will be adversely affected.

Increases in the price of raw materials may increase our cost of sales and reduce our earnings.

Our third-party contractors are responsible for procuring almost all of the raw materials used in our project developments. Our construction contracts typically provide for fixed or capped payments, but the payments are subject to changes in government-suggested steel prices. The increase in steel prices could result in an increase in our construction cost. In addition, the increases in the price of raw materials, such as cement, concrete blocks and bricks, in the long run could be passed on to us by our contractors, which will increase our construction cost. Any such cost increase could reduce our earnings to the extent we are unable to pass these increased costs to our customers.

Any unauthorized use of our brand or trademark may adversely affect our business.

We own trademarks for “汉中广厦”, in the form of Chinese characters and our company logo. We rely on the PRC intellectual property and anti-unfair competition laws and contractual restrictions to protect brand name and trademarks. We believe our brand, trademarks and other intellectual property rights are important to our success. Any unauthorized use of our brand, trademarks and other intellectual property rights could harm our competitive advantages and business. Historically, China has not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in China. Monitoring and preventing unauthorized use is difficult. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving, and could involve substantial risks to us. If we are unable to adequately protect our brand, trademarks and other intellectual property rights, our reputation may be harmed and our business may be adversely affected.

We may fail to obtain, or may experience material delays in obtaining necessary government approvals for any major property development, which will adversely affect our business.

The real estate industry is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including implementation rules promulgated by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for various licenses, permits, certificates and approvals, including land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these certificates and permits. To date, we have not encountered serious delays or difficulties in the process of applying for these certificates and permits, but we cannot guarantee that we will not encounter serious delays or difficulties in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval progress, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected.

We may forfeit land to the PRC government if we fail to comply with procedural requirements applicable to land grants from the government or the terms of the land use rights grant contracts.

According to the relevant PRC regulations, if we fail to develop a property project according to the terms of the land use rights grant contract, including those relating to the payment of land premiums, specified use of the land and the time for commencement and completion of the property development, the PRC government may issue a warning, may impose a penalty or may order us to forfeit the land. Specifically, under current PRC law, if we fail to commence development within one year after the commencement date stipulated in the land use rights grant contract, the relevant PRC land bureau may issue a warning notice to us and impose an idle land fee on the land of up to 20% of the land premium. If we fail to commence development within two years, the land will be subject to forfeiture to the PRC government, unless the delay in development is caused by government actions or force majeure. Even if the commencement of the land development is compliant with the land use rights grant contract, if the developed GFA on the land is less than one-third of the total GFA of the project or the total capital invested is less than one-fourth of the total investment of the project and the suspension of the development of the land continues for more than one year without government approval, the land will also be treated as idle land and be subject to penalty or forfeiture. We cannot assure you that circumstances leading to significant delays in our development schedule or forfeiture of land will not arise in the future. If we forfeit land, we will not only lose the opportunity to develop the property projects on such land, but may also lose all past investments in such land, including land premiums paid and development costs incurred.

Any non-compliant GFA of our uncompleted and future property developments will be subject to governmental approval and additional payments.

The local government authorities inspect property developments after their completion and issue the completion acceptance certificates if the developments are in compliance with the relevant laws and regulations. If the total constructed GFA of a property development exceeds the GFA originally authorized in the relevant land grant contracts or construction permit, or if the completed property contains built-up areas that do not conform with the plan authorized by the construction permit, the property developer may be required to pay additional amounts or take corrective actions with respect to such non-compliant GFA before a completion acceptance certificate can be issued to the property development.

Our failure to assist our customers in applying for property ownership certificates in a timely manner may lead to compensatory liabilities to our customers.

We are required to meet various requirements within 90 days after delivery of property, or such other period contracted with our customers, in order for our customers to apply for their property ownership certificates, including passing various governmental clearances, formalities and procedures. Under our sales contract, we are liable for any delay in the submission of the required documents as a result of our failure to meet such requirements, and are required to compensate our customers for delays. In the case of serious delays on one or more property projects, we may be required to pay significant compensation to our customers and our reputation may be adversely affected.

We are subject to potential environmental liability.

We are subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws and regulations that apply to any given development site vary significantly according to the site’s location and environmental condition, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas. Although the environmental investigations conducted by local environmental authorities have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations to date, it is possible that these investigations did not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware. We cannot assure you that future environmental investigations will not reveal material environmental liability. Also, we cannot assure you that the PRC government will not change the existing laws and regulations or impose additional or stricter laws or regulations, the compliance of which may cause us to incur significant capital expenditure.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risk Relating to the Residential Property Industry in China

The PRC government may adopt further measures to curtail the overheating of the property sector.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to curtail property development. We believe the following regulations, among others, significantly affect the property industry in China.

The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in Tier II cities which have lagged in progress in these aspects when compared to Tier I cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the Tier II cities we focus on, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

PRC economic, political and social conditions as well as government policies can affect our business.

The PRC economy differs from the economies of most developed countries in many aspects, including:

●	political structure;

●	degree of government involvement;

●	degree of development;

●	level and control of capital reinvestment;

●	control of foreign exchange; and

●	allocation of resources.

The PRC economy has been transitioning from a centrally planned economy to a more market-oriented economy. For more than two decades, the PRC government has implemented economic reform measures emphasizing utilization of market forces in the development of the PRC economy. Although we believe these reforms will have a positive effect on China’s overall and long-term development, we cannot predict whether changes in the PRC economic, political and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, financial condition or results of operations.

Changes in foreign exchange regulations may adversely affect our results of operations.

We currently receive all of our revenues in RMB. The PRC government regulates the conversion between RMB and foreign currencies. Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service related foreign exchange transactions, payment of dividends and service of foreign debt. However, foreign exchange transactions by our PRC subsidiaries under capital accounts continue to be subject to significant foreign exchange controls and require the approval of, or registration with, PRC governmental authorities. There can be no assurance that these PRC laws and regulations on foreign investment will not cast uncertainties on our financing and operating plans in China. Under current foreign exchange regulations in China, subject to the relevant registration at SAFE, we will be able to pay dividends in foreign currencies, without prior approval from SAFE, by complying with certain procedural requirements. However, there can be no assurance that the current PRC foreign exchange policies regarding debt service and payment of dividends in foreign currencies will continue in the future. Changes in PRC foreign exchange policies might have a negative impact on our ability to service our foreign currency-denominated indebtedness and to distribute dividends to our shareholders in foreign currencies.

Interpretation of PRC laws and regulations involves uncertainty.

Our core business is conducted within China and is governed by PRC laws and regulations. The PRC legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC laws and regulations involves a degree of uncertainty. Some of these laws may be changed without being immediately published or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with, such agency. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. All these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under its permits, and other statutory and contractual rights and interests.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

Government regulations on environmental matters in China may adversely impact on our business.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

 The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

Risks Relating to our Securities

Our Common Stock has not been registered under the Act, and cannot be sold without registration under the Act or any exemption from registration.

Our securities should be considered a long-term, illiquid investment. Our Common Stock has not been registered under the Act, and cannot be sold without registration under the Act or any exemption from registration. In addition, our Common Stock is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

We may be subject to the penny stock rules which will make the shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

ITEM 2.            PROPERTIES

The Company’s corporate office is located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000. Please refer to the Item 1 Business section for more details.

ITEM 3.            LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about August 21, 2009, the Company received written consents in lieu of a meeting of Stockholders from five (5) holders of 16,000,000 shares representing approximately 79.8% of the total 20,050,000 issued and outstanding shares of voting stock of the Company to amend our Articles of Incorporation to change our corporate name to “China HGS Real Estate Inc.”

PART II

ITEM 5.        MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “CAHS”.

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR 2008	High Bid	Low Bid
1st Quarter Ended December 31, 2007	$0.27	$0.07
2nd Quarter Ended March 31,2008	$0.20	$0.05
3rd Quarter Ended June 30, 2008	$0.09	$0.06
4th Quarter Ended September 30, 2008	$0.09	$0.06
YEAR 2009	High Bid	Low Bid
1st Quarter Ended December 31, 2008	$0.09	$0.06
2nd Quarter Ended March 31,2009	$0.09	$0.02
3rd Quarter Ended June 30, 2009	$0.08	$0.03
4th Quarter Ended September 30, 2009	$0.65	$0.05

The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of the date hereof, in accordance with our transfer agent records, we had 162 recordholders of our 45,050,000 shares of Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to the Entrusted Management Agreement, on September 18, 2009, we issued a total of 25,000,000 shares of our common stock to the following individuals for management services to be rendered:

Xiaojun Zhu	15,800,000
Shenghui Luo	1,680,000
Shumin Li	1,320,000
Su-E Han	1,270,000
Yali Wang	1,100,000
Yuhua Xia	1,060,000
Jiachuan Shi	1,220,000
Xiangqing Kong	800,000
Xiaobo Chu	550,000
Li Xia	200,000

Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Pursuant to the Exchange Agreement, on August 28, 2009, we issued 14,000,000 shares of our Common Stock to the HGS Shareholder in exchange for 100% of the outstanding shares of HGS.  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.  These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

Our directors and shareholders had approved the 2001 Plan and the 2004 Plan but both these Plans were cancelled pursuant to the terms of the DHC merger agreement.  There were no stocks or options granted under these Plans.  There have not been any other equity compensation plans approved by our Board of Directors.

ITEM 6.            SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2009 and 2008 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

Preliminary Note Regarding Forward-Looking Statements

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Our Organization

China HGS Real Estate Inc. (the “Company” or “China HGS”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida.

On August 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange”) by and among the Company, China HGS Investment Inc. (“HGS Investment”), a corporation formed under the laws of the State of Delaware, and Rising Pilot, Inc., a British Virgin Island business company which owns 100% issued and outstanding capital stock of HGS Investment (the “HGS Shareholder”). The closing of the Share Exchange transaction occurred on August 31, 2009.

Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS to exchange for the issuance of a total of 14,000,000 shares of the Company’s common stock with $0.001 par value.  As a result of this Share Exchange, HGS Investment becomes a wholly-owned subsidiary of the Company.

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, CEO of Guangsha and his management team an aggregate of 25,000,00 shares of common stock of the Company.

Prior to and in conjunction with the consummation of the Share Exchange, the Company also entered into certain purchase and sale agreement with Mr. Zhengquan Wang, the Company’s CEO prior to the close of the Share Exchange, to spin out the business and operations of Dalian Holding Corp. (“Dalian Holding”), a Florida corporation and a wholly-owned subsidiary of the Company (the “Spin-Out”), including substantially all the assets and liabilities of Dalian Holding (the “Legacy Business”). Pursuant to such agreement, Mr. Wang shall return 14,000,000 shares of the Company’s common stock within ninety (90) days of the Closing of the Share Exchange for the exchange of current Dalian Holding assets and assume all the liabilities of Dalian Holding relating to the Legacy Business, and the Company shall be released from any and all claims whatsoever with regard to such liabilities, whether such claim is known or unknown to Dalian Holding on the date hereof. Prior to the Share Exchange, on August 29, 2009, the Company also completed the spin-off of all its assets and liabilities to Dalian Holding Corp. so the only material asset of the Company following the Share Exchange is the ownership of HGS Investment.

As a result of the Share Exchange transaction, the shareholders of Guangsha now own the majority of the equity in the Company. In addition, the original officers and directors of the Company resigned from their positions and new directors and officers affiliated with Guangsha were appointed ten days after the notice pursuant to Rule 14f-1 had been mailed to the shareholders of record.

The transaction has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, HGS Investment and its subsidiaries will be treated as the continuing entity for accounting purposes.

HGS Investment, Inc. is a holding company incorporated under the law of the State of Delaware on July 17, 2008. China HGS owns 100% of the equity interest of Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, it had entered certain exclusive contractual agreements with Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”), a company incorporated in Hanzhong City, Shaanxi Province, China in November 2007. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles it to receive a majority of its expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.  Through these contractual arrangements, the Company and Shaanxi HGS hold all the variable interests of Guangsha, and the Company and Shaanxi HGS have been determined to be the most closely associated with Guangsha. Therefore, our Company is the primary beneficiary of Guangsha.

Based on these contractual arrangements, we believe that Guangsha should be considered as Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer has the characteristics of a controlling financial interest and the Company through Shaanxi HGS is the primary beneficiary of Guangsha. Accordingly, management believes that Guangsha should be consolidated under ASC 810.

Our Company, along with our subsidiaries and VIE, is now engaging in real estate development, primarily in the construction and sale of residential apartments, car parks as well as commercial properties.

Our Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. All of our businesses are conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier II cities in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of September 30, 2009, we have established operations in two Tier II cities and one county in Hanzhong, Shaanxi Province, comprising of downtown area and west ring road in city of Hanzhong, city of Weinan, a municipality in Shaanxi Province, and Yang County.

We are a fast-growing residential real estate developer that focuses on Tier II cities in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. According to datas from Shanxi Hantai Statistics Brochure, the Company is currently ranked No.1 among all property developers in city of Hanzhong in terms of market shares and contracted sales of residential units for the years of 2009 and 2008, according to statistics prepared by the Bureau of Real Estate Management in Hanzhong. Since 2001, we have planned to expand into strategically selected Tier II cities and even some counties with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We currently have operations in two Tier II cities and one county in Shaanxi Province, comprising of downtown area and west ring road in city of Hanzhong, Shaanxi Province, city of Weinan, a municipality in Shaanxi Province, Yang county of Hanzhong, in Shaanxi Province.

We intend to continue our expansion into additional selected Tier II cities and counties as suitable opportunities arise. We will expand to more select targeted Tier II cities including cities in Sichuan Province and other Tier II cities in Shaanxi Province which we are surveying for expansion in the near future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial information has been prepared in accordance with generally accepted accounting principles in the United States, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period.  We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates.  Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions.  We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Basis of presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of the Company is the Chinese Renminbi (“RMB”). The accompanying financial statements include the financial statements of foreign subsidiaries that have been translated and presented in United States dollars (“USD”).

Principles of consolidation

The consolidated financial statements include the financial statements of our Company and our Variable Interest Entities for which our Company is the Primary Beneficiary. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Uses of estimates

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

Revenue recognition

Real estate sales are reported in accordance with the FASB guidance “Accounting for Sales of Real Estate” (formerly referred to as SFAS No. 66).

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

We maintain cash with financial institutions in the PRC, which are not insured or otherwise protected.  Should any of these institutions holding our cash become insolvent, or if we are unable to withdraw funds for any reason, we could lose the cash on deposit with that institution.

We have not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

As a real estate property developer, we are required to maintain certain deposits with banks that provide mortgage loans to our Company and our customers in order to purchase residential units from us. These balances are subject to withdrawal restrictions and are not covered by insurance. We have not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivables

Accounts receivable consists of balances due from customers for the sale of residential units in the PRC. Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. We considers the assets to be impaired if the collectability of the balances become doubtful. As of September 30, 2009 and 2008, management decided that no the allowance for doubtful accounts was necessary.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals which has business relationships with our Company. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. Management considers the assets to be impaired if the collectability of the balances becomes doubtful. For the years ended September 30, 2009 and 2008, there was no allowance for doubtful debts, respectively.

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use right leases with various terms from the government of China. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance to Statement of Financial Accounting Standards “Accounting for the Impairment or Disposal of Long-lived Assets” (formerly referred to as “SFAS No. 144”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on yearly basis, the impairment of our real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account of several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the years ended September 30, 2009 and 2008.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the years ended September 30, 2009 and 2008.

Advance to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Management considers the assets to be impaired if the collectability of the services and materials become doubtful.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Maintenance, repairs and minor renewals are charged directly to expense as incurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

Capitalized interest

Capitalized interest is accounted for in accordance with FASB guidance “Capitalization of Interest Cost” (formerly referred to as SFAS No. 34).

For loans to finance projects and provide for working capital, the Company charges the borrowing costs related to working capital loans to interest expense when incurred and capitalize interest costs related to project developments as a component of the project costs.

The interest to be capitalized for a project is based on the amount of borrowings related specifically to such project. Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans. Payments received from the pre-sales of units in the project are deducted in the computation of the amount of accumulated expenditures during a period. The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the project is substantially completed. Interest Capitalized is limited to the amount of interest incurred.

The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the project-specific borrowings. However, when accumulated expenditures exceed the principal amount of project-specific borrowings, we also capitalize interest on borrowings that are not specifically related to the project, at a weighted average rate of such borrowings.

Our significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded.

Customer deposits

Customer deposits consist of amounts received from customers relating to the sale of residential units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to our Company upon the completion of the financing rather than the completion of the project. We receive these funds and recognize them as a current liability until the revenue can be recognized.

Other payables

Other payables consist of balances for non-construction costs with unrelated companies and individuals with which our Company has business relationships. These amounts are unsecured, non-interest bearing and generally are short-term in nature.

Property warranty

We provide customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers.

We constantly estimate potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. We constantly monitor the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. We may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, we also withhold up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against our Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2009 and 2008, we had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Income taxes

We account for income taxes in accordance with FASB ASC 740 “Income Taxes”, (formerly SFAS No. 109, “Accounting for Income Taxes”) and FASB ASC 740-10, (formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the years ended September 30, 2009 and 2008.

Land appreciation tax (“LAT”)

In accordance with the relevant taxation laws for real estate companies of the province in which our Company operates in the PRC, the local tax authorities levy LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, being the proceeds of sales of properties less deductible expenditures, including borrowing costs and all property development expenditures. LAT is prepaid on customer deposits and is expensed when the related revenue is recognized.

Foreign Currency translation

Our Company’s financial information is presented in US dollars. The functional currency of our Company is Renminbi (“RMB”), the currency of the PRC. Transactions at our Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The financial statements of our Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard “Foreign Currency Translation”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Our Company’s only components of comprehensive income during the years ended September 30, 2009 and 2008 were net income and the foreign currency translation adjustment.

Earnings per share

We compute earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Concentration of credit risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of accounts receivables and other receivables.  We do not require collateral or other security to support these receivables.  Management conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

Risks and uncertainties

The operations of our Company are located in the PRC. Accordingly, our operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our operating results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

We use various suppliers and sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue or project expenditures for the years ended September 30, 2008 and 2009.

RESULTS OF OPERATION

Summary Income Statement for the Years Ended September 30, 2009 and 2008

The results of our operation for the twelve months ended September 30, 2009 compared to the prior comparative period are as follows:

Revenues, cost of sales and gross profit

Revenues

In line with the provisions of FASB guidance “Accounting for Sales of Real Estate”, we recognize revenue from the sale by the full accrual method at the time of the closing of each individual unit sale. This occurs when title to or possession of the property is transferred to the buyer.

The following table summarizes our revenue generated by different projects for the years ended September 30, 2009 and 2008, respectively:

For the Years Ended September 30,
	2009			2008
Project	Revenue	Percentage	Project	Revenue	Percentage	Variance
Yang County	5,167,358	18.16%	Yang County	-	0.00%	18.16%
Mingpin	11,445,685	40.22%	Mingpin	-	0.00%	40.22%
Weinan	6,170,270	21.68%	Weinan	3,056,141	17.72%	3.96%
Jingjiang	-	0.00%	Jingjiang	1,590,111	9.22%	-9.22%
Mingzhu	5,675,863	19.94%	Mingzhu	12,603,287	73.06%	-53.12%
Total	$28,459,176	100.00%	Total	$17,249,539	100.00%	0.00%

Our revenues are all derived from our sale of real estate. Real estate sales represent revenues from the sales of properties we developed. Sales tax is a one-time tariff which consists of a business tax at the rate of 5%, an urban construction tax at the rate of 7% and an education surcharge at the rate of 3%. Total sales tax amounted to $1,745,490 and $1,155,106 for the years ended September 30, 2009 and 2008, respectively, representing an increase of 51.11% from year to year, mainly because of the increase of our revenue.   Revenues increased by 64.98% to approximately $28.4 million for the twelve months ended September 30, 2009 from approximately $17.2 million for the twelve months ended September 30, 2008.  The $11.2 million increase was mainly attributable to the increase in sales of our completed residential units on our two projects located in Yang County and Hanzhong city supported by our marketing efforts, increased brand recognition and effective pricing strategy.

The following table set forth the price per square meter and cost for each of our projects for the indicated period.

	For the Years Ended September 30,
		2009				2008
Project	Average price (Square ft)	Average cost (Square ft)	Revenue	% of Revenue	Average price (Square ft)	Average cost (Square ft)	Revenue	% of Revenue
Weinan	$21	$10	$6,170,270	21.68%	$20	$9	$3,056,141	17.72%
Mingzhu	$20	$11	5,675,863	19.94%	$20	$10	12,603,287	73.06%
Jingjiang				0.00%	$17	$9	1,590,111	9.22%
Mingpin	$60	$24	11,445,685	40.22%				0.00%
Yang County	$20	$14	5,167,358	18.16%				0.00%
Total			$28,459,176	100.00%			$17,249,539	100.00%

 Costs of sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

Our costs of real estate sales consist primarily of land use rights costs and construction costs. Costs of real estate sales are capitalized and allocated to development projects using the specific identification method. Costs are recorded based on the ratio of the sales value of the relevant units completed and sold to the estimated total project sales value, multiplied by the total project costs.

Cost of sales was approximately $15.1 million for the twelve months ended September 30, 2009 compared to $9.16 million for the twelve months ended September 30, 2008. The $5.92 million increase in cost of sales was mainly attributable to the increased sales of our real estate property.

Land use rights costs: Land use rights costs include the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use rights costs for the year ended September 30, 2009 is $ 2,073,452, representing an increase of $ 765,137 or 58.48% compared to that of the year ended September 30, 2008. Our land use rights costs have increased in the past few years due to rising property prices in Hanzhong and increased competition from other bidders at government land auctions.

Construction costs: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2009 is $ 13,010,565 representing an increase of $ 5,156,932 or 65.66% compared to that of the year ended September 30, 2008. As the construction costs ratio changed very little from 2008 to 2009. Although total cost of real estate sales surged by 64.63% or $5,922,069 to $15,084,017 for the year ended September 30, 2009, compared to $9,161,948 of the year ended September 30, 2008, total cost of sales as a percentage of revenue for the year ended September 30, 2009 basically remains stable compared to that of the prior year.

Gross profits

Gross profit was approximately $13.3 million for the twelve months ended September 30, 2009 compared to $8.08 million for the twelve months ended September 30, 2008, an increase of $5.28 million contributed by our increased sales revenue.   Our overall gross profit as a percentage of revenues increased to 47.00% in the twelve months ended  September 30, 2009 compared to 46.89.% in the comparable prior year mainly due to our increased real estate property sales and our strict cost control.  The gross margin of our projects is normally in the range of 40% to 55%. Our gross margin increase was primarily contributed to our increased sales volume and lowered costs.

The following table sets forth the gross margin of each of our Projects for the indicated period:

For the Years Ended September 30,
2009			2008
Project	Gross Profit	Gross Margin	Project	Gross Profit	Gross Margin	Variance
Weinan	3,303,797	50.28%	Weinan	1,679,366	54.95%	-4.67%
Mingzhu	2,677,685	47.18%	Mingzhu	6,834,512	49.86%	-2.68%
Jingjiang	-	0.00%	Jingjiang	728,819	45.83%	-45.83%
Yang County	1,670,771	30.56%	Yang County	-	0.00%	30.56%
Mingpin	7,468,395	59.79%	Mingpin	-	0.00%	59.79%

Total Revenue	28,459,176	47.00%		$17,249,539	46.89%	0.11%

Operating expenses

Total operating expenses increased to approximately $1.97 million for the twelve months ended September 30, 2009 from $1.79 million for the twelve months ended September 30, 2008.  As a percentage of revenues, operating expenses decreased to 6.93% for the twelve months ended September 30, 2009 compared to 10.42% for the twelve months ended September 30, 2008. The $0.17 million increase in total operating expenses was due to the increase in administrative expenses to meet the requirement of expanded real estate project construction, increases in salaries expenses in support of our sales growth, and increased advertising expenses to raise our brand awareness among customers. These changes are summarized below:

	As of
	September 30,2009	September 30,2008
General & administrative expenses	$1,618,926	$1,537,524
Selling expenses	353,907	261,030
Total Operating expenses	$1,972,833	$1,798,554

Selling and Distribution Expenses

Selling and distribution expenses increased by $92,877, or 35.58%, to $353,907 for the year ended September 30, 2009 from $261,030 for the year ended September 30, 2008. This is because there were a few new launches of our projects as well as the increased level of marketing activities in an effort to promote the sale of our realty properties.  Our selling and distribution expenses were lower in the prior year because we relied mainly on our own sales force which allowed us to effectively manage our marketing expenses level. During the year ended September 30, 2008, in addition to using our own marketing force, we have also taken advantage of outsourced marketing efforts to introduce our properties located in Weinan, in an effort to broaden the local awareness of our brand and to gain more public acceptance in the region.

Our selling and distribution expenses include:
(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;
(2) Staff costs, which primarily consist of salaries and sales commissions;
(3) Other related expenses.

As of September 30, 2009 we employed more than 60 full time sales and marketing personnel including 45 representing our properties in city of Hanzhong, 10 representing properties in Yang County and 5 representing properties in Weinan. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and administrative expenses

For the year ended September 30, 2009, our general and administrative expenses were $1,618,926, representing an increase of $81,402 or 5.3%, as compared to the general and administrative expenses for the year ended 2008. The increase is primarily due to the expenses incurred in connection with our company’s going public and related consulting services, as well as expenses incurred in support of our increased sales activities during the year of 2009.

Our General and administrative expenses principally include:
(1) Staff salaries and benefits;
(2)Traveling and entertainment expenses;
(3) Professional fees, such as audit and legal fees, and
(4) Other associated fees.

We expect that general and administrative expenses will increase as we expand our business and operations. In addition, as a result of going public, our Company will subject to the rules and regulations of United States securities laws, and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional such costs in the near future.

Interest expense

Net interest expense was $121,372 for the twelve months ended September 30, 2009 compared to $92,347 for the twelve months ended September 30, 2008, representing a 31.43% increase. The increase of net interest expense for the twelve months ended September 30, 2009 was because the negotiated interest rate on the short-term bank loan was higher than that of in the previous period when we renewed the contract with PRC bank in order to extend the repayment due date and use the borrowing to support of our operating activities.

Income taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s corporate income tax was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. Currently, our income taxes are assessed at only 2% on our net income, instead of statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2009 was $223,095, representing a 80.62% increase as compared to $123,517 for the year ended September 30, 2008. The increase was a result of our higher realized net income.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in which period the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

Net income

We realized $11,057,550 in net income for the year ended September 30, 2009, a 83.69% or $5,037,819 increase as compared to $6,019,731 for the year ended September 30, 2008. The increase was in line with the increased sales volume for the respective periods and was attributable to our cost control policy as well. We expect to experience the ongoing positive trend in our financial performance to continue into the fiscal year 2010 and through fiscal year 2011.

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $58,191 and $1,287,479 as of September 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated at 6.8376 RMB to 1.00 USD as compared to 6.8551 RMB to 1.00 USD at September 30, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2009 and 2008 were 6.8452 RMB and 7.1106 RMB, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, borrowings from banks are limited. As of September 30, 2009, our Company had $29,149,947 in working capital, an increase of $11,244,091 as compared to the prior year. The increase was primarily due to the increase of our real estate property under development associated with the effect of the decrease of our customer deposits. Real estate property under development for the year ended September 30, 2009 was $42,522,287, an increase of $19,822,538 or 87.32% as compared to that of prior year.

Total current assets increased to approximately $47.98 million for the twelve months ended September 30, 2009 from $39.32 million for the twelve months ended September 30, 2008.  The primary changes in our current assets during this period were from changes in cash and cash equivalent, restricted cash, loans to outside parties, real estate property development completed and real estate property under development. The decrease of cash and cash equivalent from $2,121,060 in September 30, 2008 to the amount of $820,783 as of September 30, 2009 was due to our increased need for cash in support of daily operating activities, our real estate project construction as well as higher land acquisition costs.  The increase of loans to outside parties from $210,037 at September 30, 2008 to $1,762,022 as of September 30, 2009 was attributed to our financial support to strengthen the relationship with our construction material suppliers.  Real estate property completed decreased from $13,657,042 for the year ended September 30, 2008 to $2,392,003 at September 30, 2009, an 82.49% decrease, was due to our increased sales of our residential units which reduced our completed residential units accordingly during the period. On the other hand, because of our rapid expansion into multiple projects in different areas, our real estate property under development for the year ended September 30, 2009 increased by $19,822,538 to $42,522,287, an 87.32%  increase as compared to that of prior year.

Our total current liabilities as of September 30, 2009 totaled in the amount of $18.8 million, representing a 12.06% decrease as compared to $21.4 million in prior fiscal year. The decrease in current liabilities was due to our decreased short-term bank borrowing because we repaid portion of our bank loan when cash generated from our operating activities became available during this period. The decrease in our current liabilities also was affected by the decrease in customer deposits from $17,398,247 for the year ended September 30, 2008 to $14,900,334 for the year ended September 30, 2009. This is because we recognized sales revenue out of customer deposits by the full accrual method at the time of the closing of each individual unit sale. This occurs when construction is completed and title to or possession of the property is transferred to the buyer.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations. Despite that our operations have produced negative cash flow, with $ 0.72 million for the year ended September 30, 2009, as a company involved in real estate industry, we have launched a few more property development in 2009, and we believe a positive cash flow from operating will be generated in the coming 2010 and throughout 2011 as a result. However, there can be no assurance that any additional financing will be needed on acceptable terms.

In order to fully implement our business plan, however, we may need to require capital contributions far in excess of our current asset value. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results for the fiscal year ended September 30, 2009 to the fiscal year ended September 30, 2008, is summarized as follows:

	As of September 30
	2009	2008
Net Cash used in operating activities	$(722,835)	$(4,592,068)
Net Cash used in investing activities	$(376,898)	$(287,254)
Net Cash provided by (used in)financing activities	$(203,063)	$351,588
Effect of changes of foreign exchange rate on cash	$2,520	$432,045
Net decrease in cash and cash equivalent	$(1,300,276)	$(4,095,689)
Cash and cash equivalent, beginning of year	$2,121,060	$6,216,749
Cash and cash equivalent, end of year	$820,783	$2,121,060

Operating activities

Net Cash used in operating activities during the twelve months ended  September 30, 2009 amounted to $722,835, which consists of our net income of $11,057,550 ,adds back noncash adjustments of $66,898 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in our restricted cash of $185,205, increase in our loans to outside parties of $1,549,723 in order to maintain good relationship with these independent contractors, decrease of our real estate property completed of $11,287,430 due to our increased sales revenues, increase of our real estate property under development of $19,742,469 because of our increased land acquisition costs as well as construction costs incurred related to some new projects launched during the year,  decrease of advance from customers in the amount of $2,539,616  which  was attributable to recognition of the related amounts as revenues after meeting all conditions of revenue recognition method.

Net cash used in operations during the twelve months ended September 30, 2008 totaled $4,592,068,  which consists of our net income of $6,019,731, adds back noncash adjustments of $77,539 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in our restricted cash of $187,971, increase in our loans to outside parties of $194,051 in order to maintain good relationship with these independent contractors, increase of our real estate property completed of $8,612,453 due to several of our construction projects have been finished, decrease of our real estate property under development of $4,412,656, and a decrease of advance from customers in the amount of $5,867,984  which  was attributable to recognition of the related amounts as revenues after meeting all conditions of revenue recognition method.

The following table set forth a real estate property breakdown by project for the period indicated:

	Balance as of
	September 30, 2009	September 30, 2008
Development completed
Mingzhu Garden	$-	$2,993,852
Weinan Lijing Garden	-	3,261,761
Central Plaza	2,392,003	7,401,429
Real estate property development completed	$2,392,003	$13,657,042

Under development:
Mingzhu Garden	$12,988,371	$10,320,563
Nan Dajie	6,641,363	4,847,187
Yangzhou Pearl Garden	22,892,553	7,275,511
Central Plaza	-	256,488
Real estate property under development	$42,522,287	$22,699,749

Net cash used in operating activities at September 30, 2009 decreased by $3,869,233 or 84.26% compared with to the same period of 2008.

Investing activities

Our cash flows used in investing activities amounted to $376,898 in the twelve months ended September 30, 2009, which was resulted from the purchase of property and equipment.  Cash flows used in investing activities amounted to $287,254 in the twelve months ended September 30, 2008, which consist of acquisition of property and equipment of $401,928, offset by the proceeds from the disposal of fixed asset in the amount of $114,674.  Cash flows used in investing activities in the twelve months ended September 30, 2009 increased by $89,644 or 31.2% compared to the same period in 2008.

Financing activities

Our cash flows used in financing activities amounted to $203,063 in the twelve months ended  September 30, 2009, which consist of repayment of shareholder loans  of $483,263, repayment of our bank loan by $204,523 and offset by shareholder capital contribution in the amount of $439,722. Cash flows provided by financing activities amounted to $351,588 in the twelve months ended September 30, 2008, which consist of proceeds from shareholder loan of $421,905 and repayment of our bank loan by $70,317. Cash flows used in financing activities for the year ended September 30, 2009 increased by $554,652 or 157.8% compared to the same period in 2008.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
China HGS Real Estate Inc.
(Formerly China Argo Sciences Corp.)

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (formerly China Argo Sciences Corp.) as of September 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2009. China HGS Real Estate Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China HGS Real Estate Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/Bagell Josephs, Levine & Company, LLC
Bagell Josephs, Levine & Company, LLC

Marlton, New Jersey
December 21, 2009

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA ARGO SCIENCES CORP.)
CONSOLIDATED BALANCE SHEETS

	As of
	September 30,
	2009	2008
ASSETS

Current assets:
Cash & cash equivalents	$820,783	$2,121,060
Restricted cash	412,373	596,258
Accounts receivable - net of allowance for doubtful accounts	-	7,294
Loans to outside parties, net of allowance	1,762,022	210,037
Real estate property development completed	2,392,003	13,657,042
Real estate property under development	42,522,287	22,699,749
Other current assets	71,985	29,175

Total current assets	47,981,453	39,320,615

Property, plant and equipment, net	713,008	401,635

Total Assets	$48,694,461	$39,722,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$672,751	$1,312,891
Accounts payable	730,838	1,251,733
Other payables	1,021,147	1,072,600
Customer deposits	14,900,334	17,398,247
Accrued expenses	125,742	40,279
Taxes payable	1,380,694	339,009

Total current liabilities	18,831,506	21,414,759

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares and 39,000,000 shares issued and
outstanding as of September 30, 2009 and 2008, respectively	45,050	39,000
Additional paid-in capital	17,632,348	127,682
Statutory surplus	2,330,259	2,023,641
Retained earnings	7,904,531	14,224,594
Accumulated other comprehensive income	1,950,767	1,892,575

Total stockholders' equity	29,862,955	18,307,491

Total Liabilities and Stockholders' Equity	$48,694,461	$39,722,250
The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA ARGO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008

Real estate sale, net of sales tax of	$28,459,176	$17,249,539
$1,745,490 and $1,155,106, respectively

Cost of real estate sales, exclusive of depreciation	15,084,017	9,161,948

Gross profit	13,375,159	8,087,591

Operating expenses
Selling and distribution expense	353,907	261,030
General and administrative expense	1,618,926	1,537,524
Total operating expenses	1,972,833	1,798,554

Operating income	11,402,326	6,289,037

Other expenses
Interest expenses	121,372	92,347
Other expenses	309	53,442
Total other expenses	121,681	145,789

Income before income taxes	11,280,645	6,143,248

Provision for income taxes	223,095	123,517

Net income	$11,057,550	$6,019,731

Other comprehensive income
Foreign currency translation adjustment	$58,191	$1,287,479

Comprehensive income	$11,115,741	$7,307,210

Basic and diluted income per common share
Basic	$0.28	$0.15
Diluted	$0.28	$0.15

Weighted average common shares outstanding
Basic	39,513,836	39,000,000
Diluted	39,513,836	39,000,000
The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA ARGO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock	Par value $0.001	Additional	Statutory	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Comprehensive Income	Total

Balance at September 30, 2007	39,000,000	$39,000	$127,682	$1,421,668	$8,806,836	$605,096	$11,000,281

Appropriation to Surplus Account				601,973	(601,973)		-
Net income for the year					6,019,731		6,019,731
Foreign currency translation adjustments						1,287,479	1,287,479

Balance at September 30, 2008	39,000,000	39,000	127,682	2,023,641	14,224,594	1,892,575	18,307,491

Capital Contribution
- cash contribution			439,722				439,722
- dividends converted to capital			5,483,508		(5,483,508)		-
- retained earnings converted to capital			10,788,349		(10,788,349)		-
- surplus converted to capital			799,137	(799,137)			-
Appropriation of statutory reserve				1,105,755	(1,105,755)		-
Acquisition of China Argo Sciences Corp.	6,050,000	6,050	(6,050)				-
Net income for the year					11,057,550		11,057,550
Foreign currency translation adjustments						58,192	58,192

Balance at September 30, 2009	45,050,000	$45,050	$17,632,348	$2,330,259	$7,904,531	$1,950,767	$29,862,955
The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA ARGO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,
	2009	2008

Cash flows from operating activities
Net income	$11,057,550	$6,019,731
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	66,589	35,348
Loss on disposal of fixed assets	309	42,191
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	185,205	187,971
Accounts receivable	7,304	-
Loans to outside parties	(1,549,723)	(194,051)
Real estate property development completed	11,287,430	(8,612,453)
Real estate property under development	(19,742,469)	4,412,656
Other current assets	(42,686)	(16,356)
Increase (decrease) in -
Accounts payables	(523,516)	(1,372,573)
Other payables	(54,137)	526,568
Customer deposits	(2,539,616)	(5,867,984)
Accrued expenses	85,264	(70,190)
Taxes payable	1,039,661	317,074

Net cash used in operating activities	(722,835)	(4,592,068)

Cash flow from investing activities
Purchase of fixed assets	(376,898)	(401,928)
Proceeds from disposal of fixed assets	-	114,674

Net cash used in investing activities	(376,898)	(287,254)

Cash flow from financing activities
Proceeds from (repayment for) shareholder loans	(438,263)	421,905
Repayment of short-term loans	(204,523)	(70,317)
Capital contribution	438,722	-

Net cash provided by (used in ) financing activities	(203,063)	351,588

Effect of changes of foreign exchange rate on cash and cash equivalent	2,520	432,045

Net decrease in cash and cash equivalents	(1,300,276)	(4,095,689)

Cash and cash equivalents, beginning of year	2,121,060	6,216,749

Cash and cash equivalents, end of year	$820,783	$2,121,060

Supplemental disclosures of cash flow information:
Interest paid	$109,420	$96,895
Income taxes paid	$14,002	$42,190

Non-cash financing activities:
Capital contribution converted from dividend payable	$5,483,508	$-
Capital contribution converted from retained earnings	$10,788,349	$-
Capital contribution converted from surplus	$799,137	$-
The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida.

On August 21, 2009, the Company entered into a Share Exchange Agreement (“Share Exchange”) by and among the Company, China HGS Investment Inc. (“HGS Investment”), a corporation formed under the laws of the State of Delaware, and Rising Pilot, Inc., a British Virgin Island business company which owns 100% issued and outstanding capital stock of HGS Investment (the “HGS Shareholder”). The closing of the Share Exchange transaction occurred on August 31, 2009.

Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS to exchange for the issuance of a total of 14,000,000 shares of the Company’s common stock with $0.001 par value.  As a result of this Share Exchange, HGS Investment becomes a wholly-owned subsidiary of the Company.

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, CEO of Guangsha and his management team an aggregate of 25,000,00 shares of common stock of the Company.

Prior to the Share Exchange, Dalian Holding Corp. (“Dalian Holding”), a Florida corporation and a wholly-owned subsidiary of the Company, which owns all the assets of the Company, assumed all of the liabilities and contingent liabilities of the Company which existed prior to the Closing of the Share Exchange. So the only material assets of the Company following the Share Exchange are the ownership of HGS Investment. Prior to and in conjunction with the consummation of the Share Exchange, the Company also entered into certain purchase and sale agreement with Mr. Zhengquan Wang, the Company’s CEO prior to the close of the Share Exchange, to spin out the business and operations of Dalian Holding (the “Spin-Out”), including substantially all the assets and liabilities of Dalian Holding (the “Legacy Business”). Pursuant to such agreement, Mr. Wang shall return 14,000,000 shares of the Company’s common stock within ninety (90) days of the Closing of the Share Exchange for the exchange of current Dalian Holding assets and assume all the liabilities of Dalian Holding relating to the Legacy Business, and the Company shall be released from any and all claims whatsoever with regard to such liabilities, whether such claim is known or unknown to Dalian Holding on the date hereof. On September 25, 2009, the spin-off and the retirement of the 14,000,000 shares of common stock mentioned above were completed.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

As a result of the Share Exchange transaction, the shareholders of Guangsha now own the majority of the equity in the Company. In addition, original officers and directors of the Company resigned from their positions and new directors and officers affiliated with Guangsha controlled the Board of Directors of the Company ten days after the notice pursuant to Rule 14f-1 has been mailed to the shareholders of record.

The transaction has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, HGS Investment and its subsidiaries will be treated as the continuing entity for accounting purposes.

HGS Investment, Inc. is a holding company incorporated under the law of the State of Delaware on July 17, 2008. China HGS owns 100% of the equity interest of Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly foreign-owned entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, it had entered certain exclusive contractual agreements with Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”), a company incorporated in Hanzhong City, Shaanxi Province, China in November 2007. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles it to receive a majority of its expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.  Through these contractual arrangements, the Company and Shaanxi HGS hold all the variable interests of Guangsha, and the Company and Shaanxi HGS have been determined to be the most closely associated with V-Media Group. Therefore, the Company is the primary beneficiary of Guangsha.

 Based on these contractual arrangements, the Company believes that Guangsha should be considered as Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer has the characteristics of a controlling financial interest and the Company through Shaanxi HGS is the primary beneficiary of Guangsha. Accordingly, the Company believes that Guangsha should be consolidated under ASC 810.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

The Company, along with its subsidiaries and VIE, is now engaging in real estate development, primarily in the construction and sale of residential apartments, car parks as well as commercial properties.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of the Company, HGS Investment, Shaanxi HGS and its VIE, Guangsha. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP (FASB ASC 275-10-50-4) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair value of financial instruments

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other current assets, short-term loans, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable. The carrying amounts of the above accounts approximate their fair value due to the short term maturities of these instruments.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Real estate sales are reported in accordance with the FASB guidance “Accounting for Sales of Real Estate” (formerly referred to as SFAS No. 66).

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company is Rimini (“RMB”), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains. The financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard “Foreign Currency Translation”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at September 30, 2009 and 2008 amounted to $820,783 and $2,121,060, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivables

Accounts receivable consists of balances due from customers for the sale of residential units in the PRC. Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances become doubtful. As of September 30, 2009 and 2008, the company decided that no the allowance for doubtful accounts was necessary.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the years ended September 30, 2009 and 2008, there was no allowance for doubtful debts.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use right leases with various terms from the government of China. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance to Statement of Financial Accounting Standards “Accounting for the Impairment or Disposal of Long-lived Assets” (formerly referred to as “SFAS No. 144”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account of several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the years ended September 30, 2009 and 2008.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Buildings	39 years
Machinery and equipment	5-10 years
Vehicles	8 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Maintenance, repairs and minor renewals are charged directly to expense as incurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the years ended September 30, 2009 and 2008.

Advance to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the services and materials become doubtful.  As of September 30, 2009 and 2008, there was no advance to vendors.

Capitalized interest

Capitalized interest is accounted for in accordance with FASB guidance “Capitalization of Interest Cost” (formerly referred to as SFAS No. 34).

For loans to finance projects and provide for working capital, the Company charges the borrowing costs related to working capital loans to interest expense when incurred and capitalize interest costs related to project developments as a component of the project costs.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The interest to be capitalized for a project is based on the amount of borrowings related specifically to such project. Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans. Payments received from the pre-sales of units in the project are deducted in the computation of the amount of accumulated expenditures during a period. The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the project is substantially completed. Interest Capitalized is limited to the amount of interest incurred.

The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the project-specific borrowings. However, when accumulated expenditures exceed the principal amount of project-specific borrowings, the Company also capitalizes interest on borrowings that are not specifically related to the project, at a weighted average rate of such borrowings.

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. There was no capitalized interest for the years ended September 30, 2009 and 2008.

Customer deposits

Customer deposits consist of amounts received from customers relating to the sale of residential units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a current liability until the revenue can be recognized.

Other payables

Other payables consist of balances for non-construction costs with unrelated companies and individuals with which the Company has business relationships. These amounts are unsecured, non-interest bearing and generally are short-term in nature.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2009 and 2008, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”, (formerly SFAS No. 109, “Accounting for Income Taxes”) and FASB ASC 740-10, (formerly FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”). Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the years ended September 30, 2009 and 2008.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land appreciation tax (“LAT”)

LAT is prepaid on customer deposits and is expensed when the related revenue is recognized.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2009 and 2008 were net income and the foreign currency translation adjustment.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share” which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with Statement of Position No. 93-7 “ Reporting on Advertising  Costs”. For the years ended September 30, 2009 and 2008, the Company recorded advertising expenses of $25,325 and $35,756, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivables.

Risks and uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s operations are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

The Company uses various suppliers and sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue or project expenditures for the years ended September 30, 2008 and 2009.

Recent accounting pronouncements

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company’s disclosures have been updated to reflect the adoption of this standard.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, now included in FASB ASC 105, “Generally Accepted Accounting Principles”. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants and is effective for the Company’s current reporting period. The Company has updated its financial statement disclosures to reflect the adoption of this standard.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, now included in FASB ASC 810-10, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a QSPE. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, this guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will become effective January 1, 2010. We are currently evaluating the impact, if any, of these guidelines.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“FASB ASU 2009-5”), which  provides a single definition of fair value, a framework for measuring fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities.  ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach.  The guidance provided in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is currently evaluating this update.

NOTE 3. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers. These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. As of September 30, 2009 and 2008, the balances of restricted cash totaled $412,373 and $596,258, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

NOTE 4. LOANS TO OUTSIDE PARTIES

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Starting from the second half of year 2007, the price of building materials in China increased significantly.  In order to control the development costs and maintain good relationships with suppliers, the Company makes cash advances to its long-term contractors to support their occasional short-term working capital needs. These advances bear no interest and the are due on demand. As of September 30, 2009 and 2008, the Company had outstanding loans to outside parties in the amount of $1,762,022 and $239,212, respectively.  All these loans are considered collectible based on the Company’s past experiences. As of September 30, 2009 and 2008, the Company decided no bad debt reserve was necessary.

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of September 30, 2009 and 2008:
	Balance as of
	September 30, 2009	September 30, 2008
Development completed
Mingzhu Garden	$-	$2,993,852
Weinan Lijing Garden	-	3,261,761
Central Plaza	2,392,003	7,401,429
Real estate property development completed	$2,392,003	$13,657,042

Under development:
Mingzhu Garden	$12,988,371	$10,320,563
Nan Dajie	6,641,363	4,847,187
Yangzhou Pearl Garden	22,892,553	7,275,511
Central Plaza	-	256,488
Real estate property under development	$42,522,287	$22,699,749

As of September 30, 2009 and December 2008, land use rights included in the real estate property under development totaled $14,261,781 and $13,699,789, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2009 and 2008, the detail of property, plant and equipment was as follows:

	As of September 30,
	2009	2008
Buildings	$350,115	$-
Machinery	29,762	2,553
Office equipment	43,389	49,456
Automobiles	384,857	383,874
Total	808,123	435,883

Less: accumulated depreciation	(95,115)	(34,248)

Property, plant and equipment, net	$713,008	$401,635

Depreciation expense for the years ended September 30, 2009 and 2008 was $66,589 and $35,348, respectively.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	As of September 30,
	2009	2008
Real estate property under development
Mingzhu	$7,473,345	$11,224,276
Weinan	-	6,173,971
Yang County	7,426,989	-

Total	$14,900,334	$17,398,247

Customer deposits are typically funded up to 70%~80% by mortgage loans made by banks to the customers. Until the customer obtains legal title to the property, the banks have a right to seek reimbursement from the Company for any defaults by the customers. Company, in turn, has a right to withhold transfer of title to the customer until outstanding amounts are fully settled.

NOTE 8. SHORT-TERM LOANS

Short term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans at September 30, 2009 and 2008 consisted of the following:

	Balance as of September 30,
	2009	2008

a) Loan payable to Hanzhong City Credit Bank	$-	$145,877
1 year term from 12/3/2007 to 12/2/2008,
a fixed interest rate of 1.0935% per month

b) Loan payable to Hanzhong City Credit bank	-	437,630
term from 08/3/2007 to 9/30/2008,
a fixed interest rate of 0.9120% per month

c) Loan payable to Hanzhong City Credit bank	-	291,754
term from 7/25/2007 to 9/30/2008,
a fixed interest rate of 0.9120% per month

d) Loan payable to Hanzhong City Credit Bank	87,750	-
10 month term from 12/26/2008 to 10/26/2009,
a fixed interest rate of 0.7523% per month

e) Loan payable to Hanzhong City Credit Bank	585,001	-
one year term from 8/14/2009 to 8/13/2010,
a fixed interest rate of 0.7080% per month

f) Loans from unrelated companies with no interest and fixed term	-	437,630

Total	$672,751	$1,312,891

Interest expense for the above short term loans totaled $109,420 and $96,895 for the years ended September 30, 2009 and 2008, respectively.

A related party of the Company pledged a land use right in the amount of RMB 7,757,300 (approximately $1.2 million) as collateral for the loans (b), (c) and (d) shown above. The loan (d) has been paid off by the end of October 2009.

NOTE 9. OTHER PAYABLES

Other payables represent contract deposits and bidding deposits that are to be refunded upon completion of the projects or satisfaction of claim-free warranty. There were $1,021,147 and $1,072,600 of other payables as of September 30, 2009 and 2008, respectively.

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to 5% business sales tax on actual revenue.  It is the Company’s continuing practice to recognize 5% of the sales tax on estimated revenue, and file tax return based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount.  As a result, the Company’s accrual sales tax may differ from the actual tax clearance.

 (B)Corporate income taxes (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a new statutory rate of 25%, effective January 1, 2008, on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. For the year ended September 30, 2008, the Company’s assessed income taxes was $109,420. The assessment of income tax amount for the year ended September 30, 2009 has not yet been determined.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy thatif such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in which period the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

NOTE 10. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2009 and 2008:

	For the years ended September 30,
	2009	2008
Chinese statutory tax rate	25.0%	33.0%
Exemption rendered by local tax authorities	-23.0%	-31.0%

Effective tax rate	2.0%	2.0%

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong city has not imposed the regulation on real estate companies in its area of administration. Instead, , the local tax authority has levied the LAT at the rate of 0.8% or 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.

For the years ended September 30, 2009 and 2008, the Company  has made full payment for LAT with respect to properties sold up to September 30, 2009 in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	As of September 30,
	2009	2008

CIT	$-	$13,982
Business tax	1,106,713	264,363
Other taxes and fees	273,981	60,664

Total taxes payable	$1,380,694	$339,009

NOTE 11.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding at $.001 per share.

Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to HGS shareholder and additional 25,000,000 shares to the management team of Guangsha.

As a result of the reverse merger, the equity account of the Company, prior to the share exchange date, has been retroactively restated so that the ending outstanding share balance as of the share exchange date is equal to the number of post share-exchange shares.

As of September 30, 2009, there were a total of 40,050,000 shares of the Company’s common stock issued and outstanding.

In 2008, the Company’s operating subsidiary, Guangsha’s Board of Directors approved the following additional capital contribution/conversion:
	Amount in RMB	Amount in US$
- additional cash contribution	3,000,000	439,722
- dividend converted to capital	40,000,000	5,483,508
- retained earnings converted to capital	81,000,000	10,788,348
- surplus converted to capital	6,000,000	799,137

As of September 30, 2009, the total additional paid-in capital account amounted to $17,632,348.

 (b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities?? registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

NOTE 11.  STOCKHOLDERS’ EQUITY (Continued)

The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion.

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2009 and 2008, the balance of statutory surplus reserve was $2,330,259 and $2,023,641, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2009 and 2008.

NOTE 12. WEIGHTED AVERAGE NUMBER OF SHARES

In August 2009, the Company entered into share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with FAS 141(R), which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 13. CONTIGENCY

As a industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties. The mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 23, 2009, we dismissed Paritz & Company (“Paritz”) as our independent accountant and engaged Bagell, Josephs, Levine & Company, L.L.C (“Bagell”) as our new independent accountant to audit the Company’s financial statements for the fiscal year ending September 30, 2009. At no time since its engagement has Bagell had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

Our consolidated financial statements for the Company’s fiscal years ended September 30, 2008 and 2007, and for the subsequent interim period from October 1, 2008 through September 23, 2009, respectively, were audited or reviewed by Paritz. The audit report of Paritz for these periods did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal periods and any subsequent interim period through the date of resignation, there were no disagreements with Paritz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A(T).   CONTROLS AND PROCEDURES

 (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of September 30, 2009, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of September 30, 2009, we have concluded that our internal control over financial reporting was ineffective as of September 30, 2009.

The Company’s assessment identified certain material weaknesses which are set forth below:

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring analysis of equity and debt instruments.

There is a lack of sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicated accounting issues. This could  cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our  size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company has also engaged an outside consultant who is familiar with the U.S. GAAP standards to help enhance our financial reporting process. The Company also established the adequate corporate governance oversight by hiring three independent board of directors including two independent director with extensive accounting and industry.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Further, management believes that the hiring of outside consultantwho have the technical expertise and knowledge will result in proper financial reporting oversight and provide more checks and balances within the department. The outside consultant will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities. The appointment of additional outside directors with industry expertise will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will document a formal code of ethics.

(2)
We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address these material weakness issues.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 2009 are as follows:

NAME	AGE	POSITION
Xiaojun Zhu	43	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xiaojun Zhu, the President, Chief Executive Officer, and Chairman, and a director, of CHAS, began his entrepreneurial careering by creating a privately-run real estate company in Hanzhong, Shaanxi Province in 1995. With more then 20 years experience in the real estate industry in China, Mr. Zhu hold relative abundant hand-on experience and reputation in the field of the real estate industry in China, and became one of the most influential business leaders in real estate field in China. In October 2005, Mr. Zhu was honored as one of “Top 100 Management Elites in China’s Building Industry 2005” by Chinese Academy of Management Science and newspaper office of Construction in China. Among Mr. Zhu’s other reputations within the real estate field, “Innovative Shaanxi - Person of the Year 2007” of Shaanxi Province and “Outstanding Socialism Builder of Shaanxi Province in 2008?? are also make Mr. Zhu one of the most recognizable persons in the business. Mr. Zhu joined China Agro as Chairman and Chief Executive Officer in August 2009. Before joining China Agro, commence from 2007, Mr. Zhu was serving as the chairman and general manager of Shaanxi Guangsha Investment and Development Group Co., Ltd. From 1995 to 2007, Mr. Zhu was providing his services in Hanzhong Guangsha Real Estate Development Co, Ltd as the chairman and general manager. Prior to start his own business, from 1992 to 1995, Mr. Zhu has served as a vice general manager in real estate based subsidiary of Hanjiang Building Material Group Corporation. From 1988 to 1992, Mr. Zhu has worked in Building Company in Chengguan, Lueyang County. During the 3 years from 1985 to 1988, Mr. Zhu has studied in Shaanxi Metallurgy College.

Board of Directors

Our sole director holds office until the annual meeting of stockholders of the Company following the election or until her successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2009. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Xiaojun Zhu, Chief Executive Officer and Chairman of the
Board (1)	2009	$0							$0
Zhengquan Wang, former CEO, CFO Secretary and Director	2009 2008 2007	0 0 0							0 0 0

(1) In connection with the share exchange transaction in August 2009, Xiaojun Zhu was appointed as the sole director and officer of the Company effective.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of December 24, 2009, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class (1)
Common Stock	Rising Pilot, Inc. (a British Virgin Islands company)(2)	14,000,000	31.0%
Common Stock	Mr. Xiaojun Zhu (3)	39,000,000	86.6%
Common Stock	All directors and executive officers as a group (1 person)	39,000,000	86.6%

(1)	Based on 45,050,000 shares of Common Stock outstanding as of December 24, 2009.
(2)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(3)	Includes 25,000,000 shares of Common Stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of September 30, 2009, a related party of the Company pledged a land use right in the amount of RMB 7,757,300.

The Boards of Directors of each of China Agro and HGS entered into an entrusted management agreement with the management of Shaanxi Guangsha Investment, pursuant to which the Company issued to Mr. Xiaojun Zhu, CEO of Shaanxi Guangsha Investment and his management team an aggregate of 25,000,000 newly issued shares of common stock of China Agro.

Prior to the Share Exchange, Dalian Holding Corp., a Florida corporation and a wholly-owned subsidiary of the Company (“Dalian Holding”) which owned all the assets of the Company, assumed all of the liabilities and contingent liabilities of the Company which existed prior to the closing of the Share Exchange. On September 25, the Company entered into a certain purchase and sale agreement with Mr. Zhengquan Wang, the Company’s former CEO, to spin out the business and operations of Dalian Holding (the “Spin-Out”) including substantially all the assets and liabilities of Dalian Holding (the “Legacy Business”).  The Company was released from any and all claims whatsoever with regard to such liabilities, whether such claim is known or unknown to Dalian Holding on the date hereof.

On August 30, 2009, Mr. Zhengquan Wang, the Company’s CEO prior to the close of the Share Exchange and three other shareholders entered into an agreement to retire a total of 14,000,000 shares of common stock, $0.001 par value per share, of China Agro effective on August 30, 2009 in exchange for the exclusive right to enter into a certain purchase and sale agreement to spin out the business and operations of Dalian Holding including substantially all the assets and liabilities of Dalian Holding with the Company.

On December 31, 2008, the Board of the Company’s operating subsidiary, Shaanxi Guangsha, approved the following capital contribution and conversion, which was primarily contributed by Mr. Zhu Xiaojun:

US$
- cash contribution	439,722
- divident converted to capital	5,483,508
- retained earnings converted to capital	10,788,348
- surplus converted to capital	799,137

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

For the Company’s fiscal years ended September 30, 2009 and 2008, we were billed approximately $70,000 and $75,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended September 30, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended September 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Share Purchase Agreement and Share Exchange by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (2)

10.2	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (3)

21	List of subsidiaries of the Registrant

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference to the SB-2 Registration Statement filed on August 31, 2001.
(2)	Incorporated herein by reference to the current report on Form 8-K filed on August 21, 2009.
(3)	Incorporated herein by reference to the current report on Form 8-K filed on September 18, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 29, 2009	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors