Form 10-Q
period 2010-03-31
CHINA HGS REAL ESTATE INC.
filed 2010-05-17
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2010 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	45,050,000

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2010 (Unaudited)	September 30, 2009

ASSETS

Current assets:
Cash and cash equivalents	$6,518,901	$820,783
Restricted cash	1,025,994	412,373
Loans to outside parties	5,223,666	1,762,022
Real estate property development completed	7,654,414	2,392,003
Real estate property under development	36,436,066	42,522,287
Other current assets	4,432	71,985

Total current assets	56,863,473	47,981,453

Property, plant and equipment, net	678,911	713,008

Total Assets	$57,542,384	$48,694,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$585,129	$672,751
Accounts payable	905,210	730,838
Other payables	1,159,865	1,021,147
Customer deposits	13,058,613	14,900,334
Accrued expenses	698,415	125,742
Taxes payable	2,684,951	1,380,694

Total current liabilities	19,092,183	18,831,506

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding
as of March 31, 2010 and September 30, 2009, respectively	45,050	45,050
Additional paid-in capital	17,655,495	17,632,348
Statutory surplus	3,190,203	2,330,259
Retained earnings	15,602,222	7,904,531
Accumulated other comprehensive income	1,957,231	1,950,767

Total stockholders' equity	38,450,201	29,862,955

Total Liabilities and Stockholder's Equity	$57,542,384	$48,694,461

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009

Real estate sale, net of sales taxes of	$13,036,357	$921,229	$23,427,214	$9,697,572
$870,180, $85,195, $1,533,426 and $610,920, respectively

Cost of real estate sales	7,383,888	456,143	12,936,478	5,232,582

Gross profit	5,652,469	465,086	10,490,736	4,464,990

Operating expenses
Selling and distribution expenses	144,090	13,233	443,170	143,186
General and administrative expenses	243,525	97,087	1,060,754	265,561
Total operating expenses	387,615	110,320	1,503,924	408,747

Operating income	5,264,854	354,766	8,986,812	4,056,243

Other expenses (income)
Interest expenses	13,242	27,102	27,994	68,673
Other expenses (income)	(293)	-	(293)	309
Total other expenses	12,949	27,102	27,701	68,982

Income before income taxes	5,251,905	327,664	8,959,111	3,987,261

Provision for income taxes	263,300	8,095	401,476	145,345

Net income	$4,988,605	$319,569	$8,557,635	$3,841,916

Other comprehensive income
Foreign currency translation adjustment	$5,328	$27,056	$6,464	$28,034

Comprehensive income	$4,993,933	$346,625	$8,564,099	$3,869,950

Basic and diluted income per common share
Basic	$0.11	$0.01	$0.19	$0.10
Diluted	$0.11	$0.01	$0.19	$0.10

Weighted average common shares outstanding
Basic	45,050,000	39,000,000	45,050,000	39,000,000
Diluted	45,059,633	39,000,000	45,054,708	39,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2010	2009

Cash flows from operating activities
Net income	$8,557,635	$3,841,916
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	31,392	27,639
Loss on disposal of Property, Plant and Equipment	2,861	309
Amortization of stock -based compensation	23,147	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	(613,537)	52,796
Accounts receivable	-	(7,492)
Loans to outside parties	(3461,293)	(70,670)
Real estate property development completed	(5,261,940)	5,232,582
Real estate property under development	6,095,614	(5,599,591)
Due from related party
Other current assets	67,568	(10,219)
Increase (decrease) in -
Accounts payable	174,213	(444,196)
Other payables	138,495	346,877
Customer deposits	(1,845,009)	(5,102,897)
Accrued expenses	572,652	(38,520)
Taxes payable	1,303,968	310,696

Net cash provided by (used in) operating activities	5,785,766	(1,460,770)

Cash flow from investing activities
Addition of property, plant and equipment	-	(343,611)

Net cash used in investing activities	-	(343,611)

Cash flow from financing activities
Repayment of stockholder loans	-	(437,960)
Repayment of short-term loans	(87,770)	(58,395)
Capital contribution	-	437,960

Net cash used in financing activities	(87,770)	(58,395)

Effect of changes of foreign exchange rate on cash and cash equivalents	122	1,763

Net increase ( decrease) in cash and cash equivalents	5,698,118	(1,861,013)

Cash and cash equivalents, beginning of period	820,783	2,121,060

Cash and cash equivalents, end of period	$6,518,901	$260,047

Supplemental disclosures of cash flow information:
Interest paid	$25,765	$69,244
Income taxes paid	$73,636	$86,497

Non-cash financing activities:
Capital contribution converted from dividend payable	$-	$5,483,508
Capital contribution converted from retained earnings	$-	$10,788,349
Capital contribution converted from surplus	$-	$799,137

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 MARCH 31, 2010

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair value of financial instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, other current assets, short-term loans, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term maturity of these instruments.

Revenue recognition

Real estate sales are reported in accordance with ASC 360-20 “Real Estate Sales”.

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

Foreign currency translation

The Company’s financial information is presented in US dollars. The functional currency of the Company’s operating subsidiaries is Renminbi (“RMB”), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than that RMB are included in statements of operations as exchange gains.

The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	2010	2009
Period end RMB: USD exchange rate	6.8361	6.8456
Six months Average RMB: USD exchange rate	6.8360	6.8499

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at March 31, 2010 and September 30, 2009 amounted to $6,518,901 and $820,783, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has good business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of March 31, 2010 and September 30, 2009, there was no allowance for doubtful accounts.

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

In accordance to ASC 360-10, real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses as of March 31, 2010 and September 30, 2009, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally charged to the profit and loss account in the year in which it is incurred.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded as of March 31, 2010 and September 30, 2009.

Capitalized interest

Capitalized interest is accounted for in accordance with ASC 835-20 “Capitalization of Interest Cost”.

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. There was no capitalized interest as of March 31, 2010 and September 30, 2009.

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

Stock-based compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Property warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. As of March 31, 2010 and September 30, 2009, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the six months ended March 31, 2010 and 2009.

Land appreciation tax (“LAT”)

LAT is prepaid on customer deposits and is expensed when the related revenue is recognized.

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the six months ended March 31, 2010 and 2009 were net income and the foreign currency translation adjustment.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 340-20 “Capitalized advertising costs”. For the three and six months ended March 31, 2010 and 2009, the Company recorded advertising expenses of $21,165, $42,599 and $7,369, $8,245, respectively.

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

The Company uses various suppliers and sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue or project expenditures for the three and six months ended March 31, 2010 and 2009, respectively.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 Improving Disclosures About Fair Value Measurements. This amendment clarifies existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. This disclosure is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of this rule will not have a material impact on its consolidated financial statements.

NOTE 3. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers. These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. As of March 31, 2010 and September 30, 2009, the balances of restricted cash totaled $1,025,994 and $412,373, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

NOTE 4. LOANS TO OUTSIDE PARTIES

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has good business relationships.  In order to control the development costs and maintain good relationships with suppliers, the Company makes cash advances to its long-term contractors to support their occasional short-term working capital needs. These advances bear no interest and they are due on demand. As of March 31, 2010 and September 30, 2009, the Company had outstanding loans to outside parties in the amount of $5,223,666 and $1,762,022, respectively.  All these loans are considered collectible based on the Company’s past experiences.

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2010 and September 30, 2009, respectively:

	Balance as of
	March 31, 2010	September 30, 2009
	Unaudited
Development completed
Yangzhou Pearl Garden	$4,813,855	$-
Mingzhu Garden	448,031	-
Central Plaza	2,392,528	2,392,003
Real Estate property development completed	$7,654,414	$2,392,003

Under development:
Mingzhu Garden	$10,973,875	$12,988,371
Nan Dajie	8,589,409	6,641,363
Yangzhou Pearl Garden	16,872,782	22,892,553
Real Estate property under development	$36,436,066	$42,522,287

As of March 31, 2010 and September 30, 2009, land use rights included in the real estate property under development totaled $12,181,999 and $14,261,781, respectively. Management determined that no impairment was necessary for the three and six months ended March 31, 2010 and 2009.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Depreciation expenses for the three and six months ended March 31, 2010 and 2009 were $17,142, $31,392 and $16,291, $27,639, respectively.

	Balance as of
	March 31, 2010	September 30, 2009
	(Unaudited)
Buildings	$350,192	$350,115
Machinery	29,768	29,762
Office equipment	40,537	43,389
Automobiles	384,942	384,857
Total	805,439	808,123

Less: accumulated depreciation	(126,528)	(95,115)

Property, plant and equipment, net	$678,911	$713,008

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	Balance as of
	March 31, 2010	September 30, 2009
	(Unaudited)

Hanzhong	$9,142,206	$7,473,345
Yangxian	3,916,407	7,426,989

Total	$13,058,613	$14,900,334
Customer deposits are typically funded up to 70%~80% by mortgage loans made by banks to the customers. Until the customer obtains legal title to the property, the banks have a right to seek reimbursement from the Company for any defaults by the customers. The Company, in turn, has a right to withhold transfer of title to the customer until outstanding amounts are fully settled.

NOTE 8. SHORT-TERM LOANS

Short term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans at March 31, 2010 and September 30, 2009 consisted of the following:
	Balance as of
	March 31, 2010	September 30, 2009
	(Unaudited)
a) Loan payable to Hanzhong City Credit bank	$-	$87,750
term from 12/26/2008 to 10/26/2009,
at a fixed interest rate of 0.7523% per month

b)Loan payable to Hanzhong City Credit Bank	585,129	585,001
one year term from 8/14/2009 to 8/13/2010

Total	$585,129	$672,751

The total interest expense and capitalized interest for short term loans totaled $13,242 and $27,102 and $27,994 and $68,673 for the three and six months ended March 31, 2010 and 2009, respectively.

A related party of the Company pledged a land use right in the amount of RMB 7,757,300 (approximately $1.2 million) as collateral for the Hanzhong City Credit Back loan shown above. The Company paid off a portion of the loan in the amount of RMB 600,000 by the end of October 2009.

NOTE 9. OTHER PAYABLES

Other payables represent contract deposits and bidding deposits that are to be refunded upon completion of the projects or satisfaction of claim-free warranty.

NOTE 10. Stock Options

In January 2010, the Board of Directors of the Company approved the issuance of stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock. These stock options will become exercisable as to 20% of the original number of shares on the grant date and 10% of the shares at the end of every quarter thereafter until 100% exercisable. The exercise price of such options is $2.60 per share and such options will expire on January 6, 2015. These options are exercisable at $2.60 per share for a term of five years and have tiered vesting provisions.

Under the fair value recognition provisions of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Additionally, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.60%
Expected life of the options	5 years
Expected volitility	133%
Expected dividend yield	0%

Total stock-based compensation expense recognized in the accompanying condensed consolidated Statement of Income for the three and six month period ended March 31, 2010 was $23,147 and $-0-, respectively. There was none recognized in the three and six months ended March 31, 2009. As of March 31, 2010, there was approximately $54,010 of unrecognized compensation cost related to stock option awards that are expected to be recognized as expense as they become vested.

NOTE 11. TAXES

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

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. The Company incurred $263,300, $401,476 and $8,095, $145,345 of income taxes for the three and six months ended March 31, 2010 and 2009, respectively.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated.

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

As of March 31, 2010 and September 30, 2009, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Tax payables consisted of the following:
	Balance as of
	March 31, 2010	September 30, 2009
	(Unaudited)
CIT	$327,840	$-
Business tax	2,038,528	1,106,713
Other taxes and fees	318,583	273,981

Total taxes payable	$2,684,951	$1,380,694

NOTE 12.  STOCKHOLDERS’ EQUITY

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

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the six months ended March 31, 2010.

NOTE 13. WEIGHTED AVERAGE NUMBER OF SHARES

In August 2009, the Company entered into share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 14. CONTINGENCY

As a industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties. The mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Certain of these statements, including, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,”“should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures
About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview of Our Business

Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd., in Hanzhong, Shaanxi Province. All of our businesses are conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 cities in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of March 31, 2010, we have established operations in two Tier 2 cities and one county in Hanzhong City, Shaanxi Province, comprised of downtown area and west ring road in the city of Hanzhong, city of Weinan, a municipality in Shaanxi Province and Yang County.

We are a fast-growing residential real estate developer that focuses on Tier 2 cities in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. According to data from Shanxi Hantai Statistics Brochure, the Company is currently ranked No.1 among all property developers in the city of Hanzhong in terms of market shares and contracted sales of residential units for the years ended 2009 and 2008. Since 2001, we have planned to expand into strategically selected Tier 2 cities and some counties with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations.

We intend to continue our expansion into additional selected Tier 2 cities and counties as suitable opportunities arise. We plan to expand to more select targeted Tier 2 cities including cities in Sichuan Province and other Tier 2 cities in Shaanxi Province which we are surveying for expansion in the near future.

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

Prior to and in conjunction with the consummation of the Share Exchange, the Company also entered into certain purchase and sale agreement with Mr. Zhengquan Wang, the Company’s CEO prior to the close of the Share Exchange, to spin out the business and operations of Dalian Holding Corp. (“Dalian Holding”), a Florida corporation and a wholly-owned subsidiary of the Company (the “Spin-Out”), including substantially all the assets and liabilities of Dalian Holding (the “Legacy Business”). Pursuant to such agreement, Mr. Wang returned 14,000,000 shares of the Company’s common stock within ninety (90) days of the Closing of the Share Exchange for the exchange of current Dalian Holding assets and assume all the liabilities of Dalian Holding relating to the Legacy Business, and the Company shall be released from any and all claims whatsoever with regard to such liabilities, whether such claim is known or unknown to Dalian Holding on the date hereof. Prior to the Share Exchange, on August 29, 2009, the Company also completed the spin-off of all its assets and liabilities to Dalian Holding Corp. so the only material asset of the Company following the Share Exchange is the ownership of HGS Investment.

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

Based on these contractual arrangements, we believe that Guangsha should be considered as a Variable Interest Entity (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest and the Company through Shaanxi HGS is the primary beneficiary of Guangsha. Accordingly, management believes that Guangsha should be consolidated under ASC 810.

Our Company, along with our subsidiaries and VIE, are now engaging in real estate development, primarily in the construction and sale of residential apartments, car parks as well as commercial properties.

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Our Markets

We currently operate in two local markets in Shaanxi Province — downtown area of Hanzhong and Yang county in Hanzhong City.

The following table sets forth our projects and the total Gross Floor Area (“GFA”) in each location indicated as of March 31, 2010:

	Yangzhou Pearl Garden (In Yang County)	Mingzhu Qinju (i.e. Nan Dajie project, in Hanzhong City)	Mingzhu Garden (in Hanzhong City)
Properties under construction	163,566	42,476	68,996
Properties under planning	46,951	N/A	N/A
Completed projects	110,036	N/A	26,163
Total number of projects	3	2	3
Total GFA (square meters) (1) (2)	320,553	42,476	95,159

(1) Calculated by square meters (1 square meter = 10.7 square feet).
(2) The amounts for ‘‘Total GFA’’ in this table and elsewhere in this statement are the amounts of total saleable residential GFA and are derived on the following basis:

· for properties that are sold, the stated GFA is based on the sales contracts relating to such property;
· for unsold properties that are completed or under construction, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and
· for properties that are under planning, the stated GFA is based on the land grant contract and our internal projection.

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

In May 2008, the Company successfully acquired a land lease covering 236 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Yang County. After the acquisition, the Company started the construction of Yangzhou Pearl Garden Projects on the acquired land lease, with total construction Gross Floor Areas of 320,553 square meters. As of March 31, 2010, 34% of the projects of Yangzhou Pearl Garden have been completed, and 6 were still under construction or planning.

In July 2008, the Company acquired the land lease of another bankrupt company, Hanzhong Energy Company which covers an area of 30 acres in Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Qinju Garden Projects on the acquired land lease, with total construction Gross Floor Areas of 42,476 square meters. As of March 31, 2010, all projects of Qinju Garden were still under construction. We expect that 50% of this project will be completed by June 2010 and the balance will be completed by March 2011.

In 2009, the Company successfully acquired another parcel of leased-land covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Garden Projects (Phase Five) on the acquired land lease, and as of March 31, 2010, 62% of the projects of Mingzhu Garden (Phase Five) were still under construction.

All such purchases of land are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources. As to the real estate project design and construction services, the Company typically selects the lowest-cost provider from several high quality service providers through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Competition

The real estate industry in China is highly competitive. In Tier 2 cities that we focus on, the markets are relatively more fragmented than Tier I cities. We compete primarily with local and regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets which we operate, our major competitors include Wanbang Real Estate Development Co. Ltd., and other national real estate developers who have also started their projects in the local markets.

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

In the regional market, the Company’s only direct competitor with meaningful market shares in the market is Wanbang Real Estate Development Co. Ltd. This company generally undertakes medium and small scale projects and focuses on development of commercial real estate properties, such as hotels and shopping centers. By the end of December, 2009, Wanbang had developed realty about 600 acres across Hangzhong City and other counties surrounding. As of March 31, 2010, Wanbang had about 200,000 square meters under construction.

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

Marketing and Distribution Channel

As of March 31, 2010, we maintain a marketing and sales force for our development projects with 60 personnel specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products, and spread the acceptance and influence of our brand. However, we still primarily let our own sales force represents our brand and project rather than rely on third party brokers or agents, for the reason that we believe our own dedicated sales representatives are better motivated to serve our customers and to control our property pricing and selling expenses.

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

DISCUSSION OF OPERATING RESULTS

The results of our operations for the three and six months ended March 31, 2010 compared to the prior comparative periods are as follows:

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

The following is a discussion of the key components of our results of operations for the periods indicated.

Revenues, Cost of Sales and Gross Profit

Revenues

We recognize revenue from sales by the full accrual method at the time of the closing of each individual unit sale. This occurs when title to or possession of the property is transferred to the buyer.

The following table summarizes our revenue generated by different projects for the three months ended March 31, 2010 and 2009, respectively:

		For the three months ended March 31,
	2010			2009
Project	Revenue	Percentage	Project	Revenue	Percentage
Mingzhu Garden	$6,709,571	51.47%	Mingzhu Garden	$921,229	100.00%
Yangzhou Pearl Garden	6,326,787	48.53%		-	-

Total	$13,036,358	100.00%	Total	$921,229	100.00%

Our revenues are all derived from our sale of real estate.  Real estate sales are stated net of sales tax levied on the relevant contracted sales value. Real estate sales represent revenues from the sales of properties we developed. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue.  Our continuing practice is to recognize the sales tax on estimated revenue, and file sales tax returns based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount. As a result, our accrued sales tax may differ from the actual tax.  In addition, the Company is also subject to an urban construction tax at the rate of 7% as well as an education surcharge at the rate of 3% calculated based on accrued sales tax amount.  As a result, sales tax plus unban construction tax and education surcharge were used to offset against the gross real estate sales to derive the net sales number as presented in our condensed consolidated statements of income.

Total sales-related tax (include sales tax, unban construction tax and education surcharge) amounted to $870,179 and $85,195 for the three months ended March 31, 2010 and 2009, respectively, representing an increase of  1,234.2% from year to year, mainly because of the large increase of our revenue for the three months ended March 31, 2010 than in prior comparative period. Revenues increased by 1,315.1% to approximately $13 million for the three months ended March 31, 2010 from approximately $0.9 million for the three months ended March 31, 2009. The $12.1 million increase was mainly attributable to several reasons,  including (1) the Company strengthened its advertising and sales promotion activities during the quarter ended at March 31,  2010 than in prior comparative period; (2) the Company’s enhanced brand name and high quality product has won consumers’ confidence and trust; (3) the increase in local residents’ disposal income has stimulated the great market demand for new residential units in China’s Tier 2 and Tier 3 cities, where the Company is competing and focusing; and (4) the Company has developed several new projects and sold to a wider variety of customers during the quarter, which has broadened the sales touch point with the buyers and exposed the Company to more sales opportunities. Among these new projects, sales of residential units in Yangzhou Pearl Garden continued to climb as this community became mature.  In addition, Mingzhu Garden phase V was brought to the market for sale, which generated more than 51% of the total sales revenue for the quarter ended March 31, 2010. Revenue was much lower for the quarter ended March 31, 2009. This was because only 34 units of residential property in Mingzhu Garden phase IV were sold to customers. However, for the three months ended March 31, 2010, there were 370 units of residential and commercial property from Yangzhou Pearl Garden and Mingzhu Garden phase V had been sold to customers.

Cost of Sales

The following table sets forth a breakdown of our cost of sales for the periods indicated.

	Three months ended March 31,
	2010		2009
	USD	Percentage	USD	Percentage
Land use right	$909,052	12.31%	$103,153	22.61%
Construction costs	6,474,836	87.69%	352,990	77.39%

Total	$7,383,888	100.00%	$456,143	100.00%

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

Cost of sales was approximately $7.38 million for the three months ended March 31, 2010 compared to $0.45 million for the three months ended March 31, 2009. The $6.9 million increase in cost of sales was mainly attributable to the increased sales of our real estate property, especially the costs associated with the increased sales in Yangzhou Pearl Garden and Mingzhu Garden phase V.  Cost of sales was much lower in prior comparative period due to fewer sales recognized for the period indicated.

Land use rights costs : Land use rights costs include the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use rights costs for the three months ended March 31, 2010 is $909,052, representing an increase of $805,899 or 781.3% compared to that of the three months ended March 31, 2009. The increase in our cost on land use rights was primarily because we allocated more such costs to our Cost of sales account based on our large increase of sales revenue for the three months ended March 31, 2010.  The cost of our land use rights was much lower in the three months ended March 31, 2009 because our sales revenue was lower for that period. For the past several years, our land use rights costs have been steadily increasing due to rising property prices in Hanzhong City and increased competition from other bidders at government land auctions. In order to control our costs and maintain competitive advantages, we have been trying to acquire the land use lease at favorable prices and keep as much the land reserve as we can whenever such opportunities emerged.

Construction costs : We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ended March 31, 2010 was $6.4 million, representing an increase of $6,121,846 or 1,734.3% compared to that of the three months ended March 31, 2009. The increase in our construction costs for the three months ended March 31, 2010 was primarily due to our increased sales revenue as well as increased raw material prices and direct labor costs as compared to the same period in 2009.

As a result of the above factors, the total cost of real estate sales increased by 1,518.8% or $6,927,745 to $7,383,888 for the three months ended March 31, 2010, compared to $456,143 of the three months ended March 31, 2009.  The total cost of sales as a percentage of revenue for the three months ended March 31, 2010 basically remains within a normal stable range as compared to that of the prior comparative period.

Gross Profit

Gross profit was approximately $5.6 million for the three months ended March 31, 2010 compared to $0.46 million for the three months ended March 31, 2009, an increase of $5.1 million attributed to our increased sales revenue. Our overall gross profit as a percentage of revenues decreased to 43.36% in the three months ended March 31, 2010 compared to 50.49% in the comparable period in prior year mainly due to the following reasons: (1) As the real estate market in China becomes more and more competitive, we incurred higher construction material costs for the three months ended March 31, 2010 than that of in the prior comparative period; (2) Our land lease costs were much higher as well; (3) Direct labor costs were also much higher than in prior comparative period because we launched more projects for the three months ended in March 31, 2010; (4) As our sales revenue increased, we had to pay more sales-related tax; and (5) for the three months ended March 31, 2009, we only sold 34 units of residential apartment from one project, Mingzhu Garden, the related land lease costs, construction material costs as well as direct labor costs for that period were much lower Consequently, our gross margin for the three months ended March 31, 2009 was a little bit higher than that of the current quarter. Management believes that the above fluctuation was normal because the gross margin of our projects ranges from 40% to 55%.

The following table sets forth the gross margin of each of our Projects for the indicated period:

		For the three months ended March 31,
	2010			2009
Project	Gross Profit	Gross Margin	Project	Gross Profit	Gross Margin
Yangzhou Pearl Garden	$2,690,126	46%	Yangzhou Pearl Garden	$-	-
Mingzhu Garden	$2,962,343	47.76%	Mingzhu Garden	$465,086	53.79%

Total Revenue	$13,036,357	43.36%	Total Revenue	$921,229	50.49%
Operating Expenses

Total operating expenses increased to approximately $0.38 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009. As a percentage of revenues, operating expenses decreased to 2.97% for the three months ended March 31, 2010 compared to 11.98% for the three months ended March 31, 2009, this was because we have better managed our business operation which led to work efficiency and better cost control.

The $0.27 million increase in total operating expenses was due to several reasons: (1) increased advertising expenses to raise our brand awareness among customers, especially related to advertising expenses incurred in Yangzhou Pearl Garden Project to stimulate customer’s purchase; (2) the increase in salaries expenses paid to more sales representatives to promote the sales of our development in Yangzhou Pearl Garden as well as Mingzhu Garden phase V, which was in line with our increased sales revenue; (3) the increase in administrative expenses primarily related to the Company’s public listing in the U.S., including travel expenses, audit fees and legal fees, as well as increased office expenses in order to better manage our business operations and (4) We recognized stock-based compensation expenses of $23,147 because we granted stock options to three independent directors during this quarter.

These changes are summarized below:

	Three months ended March 31,
	2010	2009
General and administrative expenses	$243,525	$97,087
Selling and distribution expenses	144,090	13,233
Total operating expenses	$387,615	$110,320

Selling and Distribution Expenses

Selling and distribution expenses increased by $130,857, or 988.9%, to $144,090 for the three months ended March 31, 2010 from $13,233 for the three months ended March 31, 2009. The increase in selling and distribution expenses was attributable to our increased advertising expenses incurred for the quarter ended March 31, 2010 to enhance our brand name image and promote our sales of residential units in Yangzhou Pearl Garden. The increase in our selling and distribution expenses was also affected by our increased salary, sales commissions incurred in line with our increased sales volume. Our selling and distribution expenses were lower in the prior comparative period because we relied mainly on our own sales force which allowed us to effectively manage our marketing expenses level and we incurred less advertising expenses in that period. During the three months ended March 31, 2010, in addition to using our own marketing force, we have also taken advantage of outsourced marketing efforts to introduce our properties located in Yang County and Hanzhong City, in an effort to broaden the local awareness of our brand and to gain more public acceptance in the regions.

Our selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;
(2) Staff costs, which primarily consist of salaries and sales commissions as well as annual bonuses; and
(3) Other related expenses.

As of March 31, 2010 we employed more than 60 full time sales and marketing personnel including 45 representing our properties in the city of Hanzhong, 10 representing properties in Yang County and 5 representing properties in Weinan. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and Administrative Expenses

For the three months ended March 31, 2010, our general and administrative expenses were $243,525, representing an increase of $146,438 or 150.83%, as compared to the general and administrative expenses for the three months ended March 31, 2009. The increase is primarily due to the increased office expenses incurred in order to better manage the business operation, as well as salary expenses incurred in support of our increased sales activities during the quarter ended March 31, 2010.

Our General and administrative expenses principally include:
(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as audit and legal fees, and
(4) Other associated fees.

We expect that general and administrative expenses will increase as we expand our business and operations, especially when we launch more development projects and expand our business into nearby areas. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance its management’s skills and levels to adapt to the complex business environment because it will be subject to the rules and regulations of the United States securities laws, corporate governance and internal controls compliance requirements. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Interest Expense

Net interest expense was $13,242 for the three months ended March 31, 2010 compared to $27,102 for the three months ended March 31, 2009, representing a 51.1% decrease. The decrease of net interest expense for the three months ended March 31, 2010 was because the Company repaid portion of its short-term loans back to the bank during the quarter ended December 2009 which reduced our outstanding bank loan balance.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s corporate income tax was assessed annually at a predetermined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. Currently, our income taxes are assessed at only 3.7% on our taxable income, instead of statutory rate of 25%. As a result, income tax expenses for the three months ended March 31, 2010 was $263,300, representing a 3,152% increase as compared to $8,095 for the three months ended March 31, 2009. The lower income taxes expenses for the three months ended March 31, 2009 was because we were only required to pay such taxes based on assessed amount granted by our local tax authority. For the three months ended March 31, 2010, we accrued the income tax expenses based on 5% of our taxable income. Therefore, the increase was a result of our higher realized taxable income.

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

Net Income

We realized $4,988,605 in net income for the three months ended March 31, 2010, a 1,340.73% or $4,647,309 increase as compared to $346,625 for the three months ended March 31, 2009. The increase in our net income was primarily due to our increased sales revenue and effective cost management for the respective periods.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $5,328 and $27,056 for the three months ended March 31, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.8361 RMB to 1.00 USD as compared to 6.8456 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2010 and 2009 were 6.8360 RMB and 6.8465 RMB, respectively.

Six Months Ended March 31, 2010 compared to six Months Ended March 31, 2009

The following is a discussion of the key components of our results of operations for the periods indicated.

Revenues, Cost of Sales and Gross Profit

Revenues

In line with the provisions of FASB guidance “Accounting for Sales of Real Estate,” we recognize revenue from the sale by the full accrual method at the time of the closing of each individual unit sale. This occurs when title to or possession of the property is transferred to the buyer.

The following table summarizes our revenue generated by different projects for the six months ended March 31, 2010 and 2009, respectively:

		For the six months ended March 31,
	2010			2009
Project	Revenue	Percentage	Project	Revenue	Percentage
Mingzhu Garden	$6,717,728	28.67%	Mingzhu Garden	$3,076,005	31.72%
Yangzhou Pearl Garden	16,709,486	71.33%	Yangzhou Pearl Garden	-	-
			Weinan Lijing Garden	6,176,623	63.69%
			Central Plaza	444,944	4.59%

Total	$23,427,214	100.00%		$9,697,572	100.00%

Our revenues are all derived from our sale of real estate. Real estate sales are stated net of sales tax levied on the relevant contracted sales value. Real estate sales represent revenues from the sales of properties we developed. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue. Our continuing practice is to recognize the sales tax on estimated revenue, and file sales tax returns based on the actual result, as the local tax authority may exercise broad discretion in applying the tax amount. As a result, our accrued sales tax may differ from the actual tax clearance.  In addition, the Company is also subject to an urban construction tax at the rate of 7% as well as an education surcharge at the rate of 3% calculated based on accrued sales tax amount.  As a result, sales tax plus unban construction tax and education surcharge were used to offset against the gross real estate sales to get the net sales number as presented in our Statements of income.

Total sales-related tax (include sales tax, unban construction tax and education surcharge) amounted to $1,533,426 and $610,920 for the six months ended March 31, 2010 and 2009, respectively, representing an increase of  151% from year to year, mainly because of the increase of our revenue. Revenues increased by 141.6% to approximately $23.4 million for the six months ended March 31, 2010 from approximately $9.6 million for the six months ended March 31, 2009. The $13.7 million increase was mainly attributable to several reasons,  including (1) the Company strengthened its advertising and sales promotion activities during the six months ended March 31, 2010  than in prior comparative period; (2) the Company’s enhanced brand name and high quality product has won consumers’ confidence and trust; (3) the increase in local residents’ disposal income has stimulated the great market demand for new residential units in China’s Tier 2 and Tier 3 cities, where the Company is competing and focusing; and (4) the Company has developed several new projects and sold to a wider variety of customers during the six months period, which has broadened the sales touch point with the buyers and exposed the Company to more sales opportunities. Among these new projects, sales of residential units in Yangzhou Pearl Garden continued to climb as this community became mature and more attractive.  In addition, Mingzhu Garden phase V has been brought to the market for sale in the second quarter of fiscal year 2010, which generated approximately 28% of the total sales revenue for the six months ended March 31, 2010. Revenue was much lower for the six months ended March 31, 2009. This was because smaller number of residential or commercial property units were developed by the Company and been brought to the market for sale. 395 units of residential and 2 commercial property were sold during the six months ended March 31, 2009 at lower unit cost as well as lower market price. However, for the six months ended March 31, 2010, there were 584 units of residential and 145 units of commercial property, which are the ground floors of the buildings, from Yangzhou Pearl Garden and Mingzhu Garden phase V had been sold to customers at much higher price.

Cost of Sales

The following table sets forth a breakdown of our cost of sales for the periods indicated.

	Six months ended March 31,
	2010		2009
	USD	Percentage	USD	Percentage
Land use right	$1,830,104	15.50%	$1,282,548	24.50%
Construction costs	11,106,374	84.50%	3,950,033	75.50%

Total	$12,936,478	100.00%	$5,232,582	100.00%

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

Cost of sales was approximately $12.9 million for the six months ended March 31, 2010 compared to $5.2 million for the six months ended March 31, 2009. The $7.6 million increase in cost of sales was mainly attributable to the increased sales of our real estate property, especially the costs associated with the increased sales in Yangzhou Pearl Garden and Mingzhu Garden phase V.  As the Chinese real estate market becomes more and more competitive, market price for land use lease as well as construction labor, materials, equipment costs, etc. have been rising over the past two years.

Land use lease costs : Land use lease costs include the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use rights costs for the six months ended March 31, 2010  is $1,830,104, representing an increase of $547,556 or 42.69% compared to that of the six months ended
March 31, 2009. The increase in our land use rights was primarily because we acquired the land use lease at a higher price through the auction bid process than we did for the prior comparative period. For the past several years, our land use rights costs have been steadily increasing due to rising property prices in Hanzhong City and increased competition from other bidders at government land auctions. In order to control our costs and maintain competitive advantages, we have been trying to acquire the land use lease at favorable prices and keep as much the land reserve as we can whenever such opportunities emerged.

Construction costs: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ended March 31, 2010 is $11,106,374, representing an increase of $7,156,341 or 181.2% compared to that of the six months ended March 31, 2009. The increase in our construction costs for the six months ended March 31, 2010 was primarily due to increased raw material prices and direct labor costs as compared to the same period in 2009.

As a result of the above factors, our total cost of real estate sales increased by 147.2% or $7,703,897 to $12,936,478 for the six months ended March 31, 2010, compared to $5,232,581 of the six months ended March 31, 2009. The total cost of sales as a percentage of revenue for the six months ended March 31, 2010 basically went up compared to that of the prior year.

Gross Profit

Gross profit was approximately $10.4 million for the six months ended March 31, 2010 compared to $4.4 million for the six months ended March 31, 2009, an increase of $6 million attributed to our increased sales revenue. Our overall gross profit as a percentage of revenues decreased to 44.78% in the six months ended March 31, 2010 compared to 46.04% in the comparable period in prior year mainly due to our higher cost of sales incurred. The gross margin of our projects is normally in the range of 40% to 55%.

The following table sets forth the gross margin of each of our Projects for the indicated period:

		For the six months ended March 31,
2010			2009
Project	Gross Profit	Gross Margin	Project	Gross Profit	Gross Margin
Yangzhou Pearl Garden	7,528,393		Weinan Lijing Garden	2,095,617	52.39%
Mingzhu Garden	2,962,343		Mingzhu Garden	1,403,888	49.57%
			Central Plaza	965,484	44.12%

Total Revenue	$23,427,214	44.78%	Total Revenue	$9,697,572	46.04%

Operating Expenses

Total operating expenses increased to approximately $1.5 million for the six months ended March 31, 2010 from $0.4 million for the six months ended March 31, 2009. As a percentage of revenues, operating expenses increased to 6.42% for the six months ended March 31, 2010 compared to 4.21% for the six months ended March 31, 2009. The $1.09 million increase in total operating expenses was due to several reasons: (1) increased advertising expenses to raise our brand awareness among customers, especially related to advertising expenses incurred in Yangzhou Mingzhu Project to stimulate customer’s purchase; (2) the increase in administrative expenses primarily related to the Company’s public listing in the U.S., including travel expenses, audit fees and legal fees, as well as increased office expenses in order to better manage our business operations and (3) We recognized stock-based compensation expenses of $23,147 because we granted stock options to three independent directors during this quarter. (4) the increase in salaries expenses due to the accrued annual bonus for employees to encourage and motivate them for more endeavors and salaries expenses paid to more sales representatives to promote the sales of our development in Yangzhou Pearl Garden as well as Mingzhu Garden phase V, which was in line with our increased sales revenue.

These changes are summarized below:

	Six months ended March 31,
	2010	2009
General and administrative expenses	$1,060,754	$265,561
Selling and distribution expenses	443,170	143,186
Total operating expenses	$1,503,924	$408,747

Selling and Distribution Expenses

Selling and distribution expenses increased by $299,984, or 209.5%, to $443,170 for the six months ended March 31, 2010 from $143,186 for the six months ended March 31, 2009. The increase in selling and distribution expenses was attributable to our increased advertising expenses incurred for the six months ended March 31, 2010 to enhance our brand name image and promote our sales of residential units in Yangzhou Pearl Garden. The increase in our selling and distribution expenses was also affected by our increased salary, sales commissions and annual bonus expenses incurred in line with our increased sales volume. Our selling and distribution expenses were lower in the prior comparative period because we relied mainly on our own sales force which allowed us to effectively manage our marketing expenses level and we granted fewer bonuses to our employees in that period. During the six months ended March 31, 2010, in addition to using our own marketing force, we have also taken advantage of outsourced marketing efforts to introduce our properties located in Yang County and Hanzhong City, in an effort to broaden the local awareness of our brand and to gain more public acceptance in the region.

Our selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;
(2) Staff costs, which primarily consist of salaries and sales commissions as well as annual bonuses; and
(3) Other related expenses.

As of March 31, 2010, we employed more than 60 full time sales and marketing personnel including 45 representing our properties in the city of Hanzhong, 10 representing properties in Yang County and 5 representing properties in Weinan. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and Administrative Expenses

For the six months ended March 31, 2010, our general and administrative expenses were $1,060,754, representing an increase of $796,193 or 299.4%, as compared to the general and administrative expenses for the six  months ended March 31, 2009. The increase is primarily due to the increased office expenses incurred in order to better manage the business operation, the  increased expenses incurred in connection with our company’s going public and related consulting services, as well as salary and annual bonus expenses incurred in support of our increased sales activities during the six months ended March 31, 2010.

Our General and administrative expenses principally include:
(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as audit and legal fees, and
(4) Other associated fees.

We expect that general and administrative expenses will increase as we expand our business and operations, especially when we launch more development projects and expand our business into nearby areas. In addition, as a result of the Company’s shares of common stock being quoted on the Over-the-Counter Bulletin Board, the Company will need to enhance its management’s skills and levels to adapt to the complex business environment because it will be subject to the rules and regulations of the United States securities laws, corporate governance and internal controls compliance requirements. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Interest Expense

Net interest expense was $27,994 for the six months ended March 31, 2010 compared to $68,673 for the six months ended March 31, 2009, representing a 59.2% decrease. The decrease of net interest expense for the six months ended March 31, 2010 was because the Company repaid portion of its short-term loans back to the bank during the first quarter of fiscal year 2010 which reduced our outstanding bank loan balance. However, our outstanding balance of bank loan was much higher in the prior comparative period.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s corporate income tax was assessed annually at a predetermined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. Currently, our income taxes are assessed at only 3.7% on our taxable income, instead of statutory rate of 25%. As a result, income tax expenses for the six months ended March 31, 2010 was $401,476, representing a 176.2% increase as compared to $145,345 for the six months ended March 31, 2009. The lower income taxes expenses for the six months ended March 31, 2009 was because we were only required to pay such taxes based on assessed amount granted by our local tax authority. For the three months ended March 31, 2010, we accrued the income tax expenses based on 4.5% to 5% of our taxable income. Therefore, the increase was a result of our higher realized taxable income.

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

Net Income

We realized $8,557,635 in net income for the six months ended March 31, 2010, a 122.74% or $4,715,719 increase as compared to $3,841,916 for the six months ended March 31, 2009. The increase in our net income was primarily due to our increased sales revenue and effective cost management for the respective periods. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $6,464 and $28,034 for the six months ended March 31, 2010 and 2009, respectively. Assets and liabilities at March 31, 2010 were translated at 6.8361 RMB to 1.00 USD as compared to 6.8456 RMB to 1.00 USD at March 31, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2010 and 2009 were 6.8360 RMB and 6.8499 RMB, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, borrowings from banks are limited.

Total current assets increased to approximately $56.8 million as of March 31, 2010 from $48 million as of September 30, 2009. The primary changes in our current assets during this period were from changes in cash and cash equivalents, restricted cash, loans to outside parties, real estate property development completed and real estate property under development. The increase of cash and cash equivalents from $820,783 at September 30, 2009 to the amount of $6,518,901 as of March 31, 2010 was due to our increased sales revenue causing a rapid collection of cash which increased the cash on hand and bank deposit. The increase of loans to outside parties from $1,762,022 at September 30, 2009 to $5,223,666 as of March 31, 2010 was attributable to our financial support to strengthen the relationship with our construction material suppliers. Management believes that these cash advances primarily made to one of our long-term partnered material suppliers are temporary in nature and collectible.  Real estate property completed increased from $2,392,003 at September 30, 2009 to $7,654,414 as of March 31, 2010, a 220% increase, was attributable to our several construction projects being completed as scheduled by relevant contracts at the same time which increased our residential units inventory for future sales. On the other hand, because of our rapid expansion into multiple projects in different areas, our real estate property under development at March 31, 2010 decreased by $6,086,221 to $36,436,066, an 14.31% decrease as compared to the amount as of September 30,, 2009.  The decrease in our real estate property under development was because several of our construction projects have been completed  and accordingly been transferred into real estate property completed account as inventory for future sales.

Our total current liabilities as of March 31, 2010 amounted to $19 million, representing a 1.29% increase as compared to $18.83 million for the fiscal year ended September 30, 2009. The increase in our current liabilities was affected by the increase in accrued expenses from $125,742 at September 30, 2009 to $698,415 as of March 31, 2010. The increase in our accrued expenses for the six months ended March 31, 2010 was because we accrued the annual bonus which is an award to be paid to our employees as an incentive to motivate them for greater endeavors in the fiscal year 2010 and beyond. The increase in our current liabilities was also due to an increase in our tax payable from $1,380,694 at September 30, 2009 to $2,684,951 at March 31, 2010, a 48.6% increase, because we accrued more tax liability based on our increased amount of  taxable income. The increase in our current liabilities was also affected by an increase in our accounts payable from $730,838 at September 30, 2009 to $905,210 at March 31, 2010. This was because we purchased some construction-related materials on account from several outside vendors. In addition to the above factors, our current liabilities were affected by a decrease in our customer deposits by $1,841,721 as well. These customer deposit amounts have been transferred into sales revenue when conditions of revenue recognition have been met.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

Cash Flow

Comparison of cash flows results for the six months ended March 31, 2010 to the six months ended March 31, 2009, is summarized as follows:

	Six months ended March 31,
	2,010	2,009
Net cash provided by (used in) operating activities	$5,785,767	$(1,460,770)
Net cash used in investing activities	-	(343,611)
Net cash used in financing activities	(87,770)	(58,395)
Effect of changes of foreign exchange rate on cash and cash equivalent	125	1,763
Net increase (decrease) in cash and cash equivalent	5,698,118	(1,861,012)
Cash and cash equivalent, beginning of year	820,783	2,121,060
Cash and cash equivalent, end of period	$6,518,901	$260,047

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2010 amounted to $5,785,766, which consists of our net income of $8,557,635, add back noncash adjustments of $76,057 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in our restricted cash of $613,537 affected by increased sales and required by banks that provided mortgage loans to our customers , increase in our loans to outside parties of $3,461,293 in order to maintain good relationship with these material suppliers, increase of our real estate property completed of $5,261,940 due to several of our construction projects have been completed as scheduled, decrease of our real estate property under development of $6,095,614 because several of our projects have been completed as of March 31, 2010 and accordingly have been transferred into inventory account, decrease of advance from customers in the amount of $1,845,009 which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition method, and increase of tax payable of $1,303,968 because we accrued more taxes in line with our increased sales revenue.

Net cash used in operations during the six months ended March 31, 2009 totaled $1,460,769, which consists of our net income of $3,841,916, add back noncash adjustments of $27,948 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in our restricted cash of $52,796, increase in our loans to outside parties of $70,670 in order to maintain good relationship with these material suppliers, decrease of our real estate property completed of $5,232,582 because our increased sales during this period reduced our inventory balance, increase of our real estate property under development of $5,599,591 because several of our new construction projects have been launched during this period of time which increased our expenditures in land costs and relevant construction costs, and a decrease of advance from customers in the amount of $5,102,897 which was attributable to recognition of the related amounts as revenues after meeting all conditions of revenue recognition method. Net cash provided by operating activities at March 31, 2010 increased by $7,246,535 or 496.08% compared to the same period of 2009.

Investing Activities

No cash was used in investing activities in the six months ended March 31, 2010. Net cash used in investing activities amounted to $343,611 during the six months ended March 31, 2009, representing the addition of property and equipment of $343,611 for the Company’s headquarter office

Financing Activities

Net cash flows used in financing activities amounted to $87,770 in the six months ended March 31, 2010, which consist of repayment of our short-term bank loan by $87,770. Cash flows used in financing activities amounted to $58,395 in the six months ended March 31, 2009, which consist of proceeds from shareholder loan of $437,960 and shareholder’s capital contribution in the amount of $437,960 as well as a repayment of bank loan in the amount of $58,395. Cash flows used in financing activities for  the six months ended March 31, 2010 decreased by $29,376 or 50.3% compared to the same period in 2009.

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

Critical Accounting Policies

See “Note 2. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies ” in “ Item 1. Financial Statements ” herein for a discussion of the critical accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10- Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

●
We will soon begin implementation of an initiative and training program in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the six months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

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

China HGS Real Estate Inc.

May 17, 2010	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ Xiaojun Zhu
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