Form 10-Q
period 2010-06-30
CHINA HGS REAL ESTATE INC.
filed 2010-08-16
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2010

Commission File Number: 000-49687

CHINA HGS REAL ESTATE INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	33-0961490
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6 Xinghan Road, 19th Floor, Hanzhong City
Shaanxi Province, PRC 723000
 (Address of Principal Executive Offices, Zip Code)

+(86) 091 - 62622612
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$9,830,972	$820,783
Restricted cash	414,131	412,373
Loans to outside parties	5,328,937	1,762,022
Real estate property development completed	8,769,396	2,392,003
Real estate property under development	37,657,198	42,522,287
Other current assets	6,360	71,985

Total current assets	62,006,993	47,981,453

Property, plant and equipment, net	672,185	713,008

Total Assets	$62,679,178	$48,694,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$587,492	$672,751
Accounts payable	845,593	730,838
Other payables	962,611	1,021,147
Customer deposits	14,655,909	14,900,334
Accrued expenses	719,820	125,742
Taxes payable	3,116,628	1,380,694

Total current liabilities	20,888,053	18,831,506

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding
as of June 30, 2010 and September 30, 2009, respectively	45,050	45,050
Additional paid-in capital	17,663,211	17,632,348
Statutory surplus	3,509,485	2,330,259
Retained earnings	18,449,382	7,904,531
Accumulated other comprehensive income	2,123,998	1,950,767

Total stockholders' equity	41,791,126	29,862,955

Total Liabilities and Stockholder's Equity	$62,679,179	$48,694,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009

Real estate sale, net of sales taxes of	$7,677,121	$341,972	$31,104,335	$10,039,544
$503,158, $39,944, $2,036,584 and $650,864, respectively

Cost of real estate sales	4,018,218	156,254	16,954,696	5,388,836

Gross profit	3,658,903	185,718	14,149,639	4,650,708

Operating expenses
Selling and distribution expenses	40,978	85,303	484,148	228,489
General and administrative expenses	306,113	130,182	1,366,867	395,743
Total operating expenses	347,091	215,485	1,851,015	624,232

Operating income (loss)	3,311,812	(29,767)	12,298,624	4,026,476

Other expenses (income)
Interest expenses	13,968	27,253	41,962	95,926
Interest income			(1,412)	-
Other expenses (income)	(293)	-	(586)	309
Total other expenses	13,675	27,253	39,964	96,235

Income (loss) before income taxes	3,298,137	(57,020)	12,258,660	3,930,241

Provision for income taxes	133,107	50,329	534,583	195,674

Net income (loss)	3,165,030	(107,349)	11,724,077	3,734,567

Other comprehensive income (loss)
Foreign currency translation adjustment	166,767	(936)	173,231	27,098

Comprehensive income (loss)	$3,331,797	$(108,285)	$11,897,307	$3,761,665

Basic and diluted income (loss) per common share
Basic	$0.07	$(0.00)	$0.26	$0.10
Diluted	$0.07	$(0.00)	$0.26	$0.10

Weighted average common shares outstanding
Basic	45,050,000	39,000,000	45,050,000	39,000,000
Diluted	45,053,400	39,000,000	45,057,659	39,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended June 30,
	2010	2009

Cash flows from operating activities
Net income	$11,724,077	$3,734,567
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	47,720	43,905
Loss on disposal of fixed assets	3,650	309
Amortization of stock -based compensation	30,863	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	(1)	185,167
Accounts receivable	-	(7,496)
Loans to outside parties	(3,545,569)	203,287
Real estate property development completed	(6,342,444)	5,388,836
Real estate property under development	5,026,582	(11,739,403)
Other current assets	65,675	(26,677)
Increase (decrease) in -
Accounts payable	111,207	(372,209)
Other payables	(62,641)	1,474,814
Customer deposits	(306,694)	10,772
Accrued expenses	591,381	(38,538)
Taxes payable	1,723,326	(11,637)

Net cash provided by (used in) operating activities	9,067,132	(1,154,302)

Cash flow from investing activities
Addition of property, plant and equipment	(7,681)	(343,779)

Net cash used in investing activities	(7,681)	(343,779)

Cash flow from financing activities
Repayment of stockholder loans	-	(438,174)
Repayment of short-term loans	(87,781)	(58,423)
Capital contribution	-	438,174

Net cash used in financing activities	(87,781)	(58,423)

Effect of changes of foreign exchange rate on cash and cash equivalents	38,519	2,780

Net increase ( decrease) in cash and cash equivalents	9,010,189	(1,553,723)

Cash and cash equivalents, beginning of period	820,783	2,121,060

Cash and cash equivalents, end of period	$9,830,972	$567,337

Supplemental disclosures of cash flow information:
Interest paid	$38,474	$95,285
Income taxes paid	$206,702	$136,798

Non-cash financing activities:
Capital contribution converted from dividend payable	$-	$5,483,508
Capital contribution converted from retained earnings	$-	$10,788,349
Capital contribution converted from surplus	$-	$799,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the nine months ended June 30, 2010 and 2009, respectively

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Revenue recognition

Real estate sales are reported in accordance with the ASC 360-20 “Real Estate Sales”.

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

	2010	2009
Period end RMB: USD exchange rate	6.8086	6.8448
Nine months Average RMB: USD exchange rate	6.8352	6.8466

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at June 30, 2010 and September 30, 2009 amounted to $9,214,964 and $820,783, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses to date as a result of this policy.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has good business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of June 30, 2010 and September 30, 2009, there was no allowance for doubtful accounts.

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

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses as of June 30, 2010 and September 30, 2009, respectively.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded as of June 30, 2010 and September 30, 2009.

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued. Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. There was no capitalized interest as of June 30, 2010 and September 30, 2009.

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

Property warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. As of June 30, 2010 and September 30, 2009, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the nine months ended June 30, 2010 and 2009.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the nine months ended June 30, 2010 and 2009 were net income and the foreign currency translation adjustment.

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

Advertising expenses

Advertising costs are expensed as incurred, or the first time the advertising takes place, in accordance with ASC 340-20 “Capitalized advertising costs”. For the three and nine months ended June 30, 2010 and 2009, the Company recorded advertising expenses of $34,164, $83,007 and $35,150, $58,479, respectively.

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

The Company uses various suppliers and sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue or project expenditures for the three and nine months ended June 30, 2010 and 2009, respectively.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Improving Disclosures About Fair Value Measurements. This amendment clarifies existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. This disclosure is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of this rule will not have a material impact on its consolidated financial statements.

NOTE 3. RESTRICTED CASH

Restricted cash is cash set aside for a particular use or event and is subject to withdrawal restrictions. The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers. These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. As of June 30, 2010 and September 30, 2009, the balances of restricted cash totaled $414,131 and $412,373, respectively. These deposits are not covered by insurance. The Company has not experienced any losses to date as a result of this policy.

NOTE 4. LOANS TO OUTSIDE PARTIES

In order to control the development costs and maintain good relationships with suppliers, the Company makes cash advances to its long-term contractors to support their occasional short-term working capital needs. These advances bear no interest and they are due on demand. As of June 30, 2010 and September 30, 2009, the Company had outstanding loans to outside parties in the amount of $5,328,937 and $1,762,022, respectively.  All these loans are considered collectible based on the Company’s past experiences.

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2010 and September 30, 2009, respectively:

	Balance as of
	June 30, 2010	September 30, 2009
	Unaudited
Development completed
Yangzhou Pearl Garden	$6,426,703	$-
Mingzhu Garden	449,840	-
Central Plaza	1,892,852	2,392,003
Real Estate property development completed	$8,769,396	$2,392,003

Under development:
Mingzhu Garden	$11,575,202	$12,988,371
Nan Dajie	9,141,065	6,641,363
Yangzhou Pearl Garden	16,940,932	22,892,553
Real Estate property under development	$37,657,198	$42,522,287

As of June 30, 2010 and September 30, 2009, land use rights included in the real estate property under development totaled $11,812,124 and $14,261,781, respectively. The management determined that no impairment was necessary for the three and nine months ended June 30, 2010 and 2009.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

	Balance as of
	June 30, 2010	September 30, 2009
	(Unaudited)
Buildings	$351,606	$350,115
Machinery	29,889	29,762
Office equipment	39,910	43,389
Automobiles	394,207	384,857
Total	815,612	808,123

Less: accumulated depreciation	(143,427)	(95,115)

Property, plant and equipment, net	$672,185	$713,008

Depreciation expenses for the three and nine months ended June 30, 2010 and 2009 were $16,329, $47,720 and $16,268, $43,905, respectively.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	Balance as of
	June 30, 2010	September 30, 2009
	(Unaudited)

Hanzhong	$11,695,579	$7,473,345
Yangxian	2,960,329	7,426,989

Total	$14,655,908	$14,900,334

Customer deposits are typically funded up to 70%~80% by mortgage loans made by banks to the customers. Until the customer obtains legal title to the property, the banks have a right to seek reimbursement from the Company for any defaults by the customers. The Company, in turn, has a right to withhold transfer of title to the customer until outstanding amounts are fully settled.

NOTE 8. SHORT-TERM LOANS

Short term bank loans represent amounts due to a local bank and are due on the dates indicated below. These loans generally can be renewed with the bank. Short-term bank loans at June 30, 2010 and September 30, 2009 consisted of the following:
	Balance as of
	June 30, 2010	September 30, 2009
	(Unaudited)
a) Loan payable to Hanzhong City Credit bank	$-	$87,750
term from 12/26/2008 to 10/26/2009,
at a fixed interest rate of 0.7523% per month

b)Loan payable to Hanzhong City Credit Bank	587,492	585,001
one year term from 8/14/2009 to 8/13/2010

Total	$587,492	$672,751

The total of interest expense for short term loans totaled $13,968, $41,962 and $27,253, $95,926 for the three and nine months ended June 30 2010 and 2009, respectively.

A related party of the Company pledged a land use right in the amount of RMB 7,757,300 (approximately $1.2 million) as collateral for the loan b) shown above.  This loan, which would have matured on August 13, 2010 has been repaid in full on August 11, 2010.

NOTE 9. OTHER PAYABLES

Other payables represent contract deposits and bidding deposits that are to be refunded upon completion of the projects or satisfaction of claim-free warranty.

NOTE 10. STOCK OPTIONS

In January 2010, the Board of Directors of the Company approved the issuance of stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock. These stock options will become exercisable as to 20% of the original number of shares on the grant date and 10% of the shares at the end of every quarter thereafter until 100% exercisable. The exercise price of such options is $2.60 per share and the options expire on January 6, 2015.

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

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of income for the three and nine month period ended June 30, 2010 and 2009, was $7,716, $30,863 and $-0-, respectively. As of June 30, 2010, there was approximately $46,294 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense when vested.

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

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. The Company incurred $133,107, $534,583 and $50,329, $195,647 income taxes for the three and nine months ended June 30, 2010 and 2009, respectively.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period which the amount can be reasonably estimated.

(C) LAT (Land Appreciation Tax)

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

As of June 30, 2010 and September 30, 2009, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Tax payables consisted of the following:
	Balance as of
	June 30, 2010 (Unaudited)	September 30, 2009
CIT	$139,930	$-
Business sales tax	2,271,790	1,106,713
Other taxes and fees	704,908	273,981

Total taxes payable	$3,116,628	$1,380,694

NOTE 12.  STOCKHOLDERS’ EQUITY

Surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company has appropriated 10% of its net profits as statutory surplus reserve.

The discretionary surplus reserve may be used to acquire fixed assets or to increase working capital. The Company’s Board of Directors decided not to make an appropriation to this reserve for the nine months ended June 30, 2010.

NOTE 13. WEIGHTED AVERAGE NUMBER OF SHARES

In August 2009, the Company entered into a share exchange transaction which was accounted for as a reverse merger under the purchase method of accounting, since there was a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

NOTE 14. CONTINGENCY

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties. The mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

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

Overview of Our Business

Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd., in Hanzhong, Shaanxi Province. All of our businesses are conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 cities in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of June 30, 2010, we have established operations in two Tier 2 cities and one county in Hanzhong City, Shaanxi Province, comprising of downtown area and west ring road in the city of Hanzhong, city of Weinan, a municipality in Shaanxi Province, and Yang County.

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

Our Current Organizational Structure

The following chart reflects our current organizational structure:

Our Markets

We currently operate in three local markets in Shaanxi Province — downtown area of Hanzhong, city of Weinan, and Yang county in Hanzhong City.

The following table sets forth our projects and the total Gross Floor Area (“GFA”) in each location indicated as of June 30, 2010:

	Yangzhou Pearl Garden	Mingzhu Qinju	Mingzhu Garden
Properties under construction	155,618	10,619	76,962
Properties under planning	25,767	N/A	N/A
Completed projects	137,562	31,857	28,072
Total number of projects	3	2	3
Total GFA (square meters) (1) (2)	318,947	42,476	105,034

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

Suppliers

In China, the supply of land is controlled by the government. Since the early 2000s, the real estate industry in China has been transitioning from an arranged system controlled by the PRC government to a more market-oriented system. At present, although the Chinese government still owns all urban land in China, land use rights with terms up to 70 years can be granted to, and owned or leased by, private individuals and companies. Generally, there are two ways the Company usually applies to acquire land use rights.

In 2005, the Company acquired a land lease from a bankrupt company, Weinan Chemical Company, which covers an area of 80 acres. After the acquisition, the Company started the construction of the Lijing Garden Projects and finished all three projects of the Lijing Garden in June 2008.

In May 2008, the Company successfully acquired a land lease covering 236 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Yang County. After the acquisition, the Company started the construction of Yangzhou Pearl Garden Projects on the acquired land lease, with a total construction Gross Floor Area of 318,947 square meters. As of June 30, 2010, 43.1% of the projects of Yangzhou Pearl Garden have been completed, 48.8% were still under construction and the remaining 8.1% is under planning and is expected to be completed before December 2011.

In July 2008, the Company acquired the land lease of another bankrupt company, Hanzhong Energy Company, which covers an area of 30 acres in Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Qinju Garden Projects on the acquired land lease, with a total construction Gross Floor Area of 42,476 square meters. As of June 30, 2010, 75% of Mingzhu Qinju Garden was completed and expected to be delivered to buyers in September 2010. The remaining 25% of this project is expected to be completed by the end of June 2011.

In 2009, the Company successfully acquired another land lease covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Garden Projects (Phase Five) on the acquired land lease, and as of June 30, 2010, 26.7% of the project of Mingzhu Garden (Phase Five) has been completed and the remaining 73.3% of the project is still under construction and is expected to be completed by the end of September, 2011.

All such land transactions are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources. As to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality ensured through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Competition

The real estate industry in China is highly competitive. In Tier 2 cities that we focus on the markets are relatively more fragmented than Tier 1 cities. We compete primarily with local and regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets which we operate, our major competitors include Wanbang Real Estate Development Co. Ltd., and other national real estate developers who have also started their projects in the local markets.

Nationally, there are numerous companies that have real estate projects across China. There are 55 housing and land development companies listed on the Shanghai and Shenzhen Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with Guangsha for business as the Company targets small to medium sized projects in Tier 2 cities and counties.

In the regional market, the Company’s only direct competitor with meaningful market shares in the market is Wanbang Real Estate Development Co. Ltd. This company generally undertakes medium and small scale projects and focuses on development of commercial real estate properties, such as hotels and shopping centers. By the end of December, 2009, Wanbang had developed realty of about 600 acres across Hangzhong City and other counties surrounding. As of March 31, 2010, Wanbang has completed the construction of about 200,000 square meters of commercial properties. Since April 2010 to present, Weibang is undertaking some government supported small projects such as construction of some economic and lower priced residential apartments to target certain lower income customers.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge. We, as of June 30, 2010, have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of June 30, 2010, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 87 full-time staff and employees.

Department
Management	15
Accounting staff	5
Sales and marketing staff	60
Administrative	7
Total	87

Marketing and Distribution Channel

As of June 30, 2010, we maintain a marketing and sales force for our development projects with 60 personnel specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products, and spread the acceptance and influence of our brand. However, we still majorly let our own sales force represent our brand and project rather than rely on third party brokers or agents, for the reason that we believe our own dedicated sales representatives are better motivated to serve our customers and to control our property pricing and selling expenses.

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

The majority of our customers purchase our properties using mortgage financing. Under current PRC laws, the minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self use with total GFA of under 90 square meters. The loan-to-value of the mortgage loan is also subject to change according to the economic policies of the central and local governments and banks in China of where the applicants apply for the mortgage loan.

A typical sales transaction usually consists of three steps. First, the customer pays a deposit to us. Within seven days after paying the deposit, the customer will sign a purchase contract with us and make down payment to us in cash. After making the down payment, the customer arranges for a mortgage loan for the balance of the purchase price. Once the loan is approved, the mortgage loan proceeds are paid to us directly by the bank. Finally, we deliver the property to the customer. Legal title, as evidenced by a property ownership certificate issued by local land and construction bureaus, will be delivered to the customer in 12 months from the property delivery date.

As is customary in the property industry in China, we provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

DISCUSSION OF OPERATING RESULTS

The results of our operation for the three and nine months ended June 30, 2010 compared to the prior comparative periods are as follows:

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated.

	Three Months ended June 30, (Unaudited)
	2010	2009

Real estate sale, net of sales taxes of	$7,677,121	$341,972
$503,158 and $39,944, respectively

Cost of real estate sales	4,018,218	156,254

Gross profit	3,658,903	185,718

Operating expenses
Selling and distribution expenses	40,978	85,303
General and administrative expenses	306,113	130,182
Total operating expenses	347,091	215,485

Operating income (loss)	3,311,812	(29,767)

Other expenses (income)
Interest expenses	13,968	27,253
Interest income
Other expenses income	(293)	-
Total other expenses	13,675	27,253

Income (loss) before income taxes	3,298,137	(57,020)

Provision for income taxes	133,107	50,329

Net income (loss)	3,165,030	(107,349)

Other comprehensive income (loss)
Foreign currency translation adjustment	166,767	(936)

Comprehensive income (loss)	$3,331,797	$(108,285)

Basic and diluted income (loss) per common share
Basic	$0.07	$0.00
Diluted	$0.07	$0.00

Weighted average common shares outstanding
Basic	45,050,000	39,000,000
Diluted	45,053,400	39,000,000

Revenues, Cost of Sales and Gross Profit

Revenues

In line with FASB ASC 360-20 “Real Estate Sales”, we recognize revenue from the sale by the full accrual method at the time of the closing of each individual unit sale. This occurs when title to or possession of the property is transferred to the buyer.

The following table summarizes our revenue generated by different projects for the three months ended June 30, 2010 and 2009, respectively:

	2010	For the three months ended June 30,		(Unaudited) 2009
Project	Revenue	Percentage	Project	Revenue	Percentage
Mingzhu			Mingzhu
Garden	$1,228,219	16.00%	Garden	$341,972	100.00%
Hanzhong
Mingpin	1,087,960	14.17%
Yangzhou Pearl
Garden	5,360,942	69.83%		‐	‐
Total	$7,677,121	100.00%	Total	$341,972	100.00%

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

Total sales tax amounted to $503,158 and $39,944 for the three months ended June 30, 2010 and 2009, respectively, representing an increase of  1,159.6% from year to year, mainly because of the large increase of our revenue for the three months ended June 30, 2010 than in prior comparative period. Revenues increased by 2,144.9% to approximately $7.67 million for the three months ended June 30, 2010 from approximately $0.34 million for the three months ended June 30, 2009. The $7.33 million increase was mainly attributable to several reasons, including (1) the Company strengthened its advertising and sales promotion activities during the quarter ended June 30,  2010 than in prior comparative period; (2) the Company’s enhanced brand name and high quality product has won consumers’ confidence and trust; (3) the increase in local residents’ disposal income has stimulated the great market demand for new residential units in China’s Tier 2 and Tier 3 cities, where the Company is competing and focusing; (4) the Company has developed several new projects and sold to a wider variety of customers during the quarter, which has broadened the sales touch point with the buyers and exposed the Company to more sales opportunities. Among these new projects, sales of residential units in Yangzhou Pearl Garden continued to climb as this community became mature. For the three months ended June 30, 2010, total of 189 units of residential apartments, commercial shop-fronts as well as car parks from Yangzhou Pearl Garden were sold, generating 69.83% of the total revenue for the quarter ended June 30, 2010.  In addition, 68 units of commercial shop-fronts, car parks as well as residential apartments from Mingzhu Garden phase V has been sold which contributed 16% of the total sales revenue for the quarter ended June 30, 2010. Also, 31 units of car parks and commercial shop-fronts from Hanzhong Mingpin Project have been sold, which accounted for more than 14% of the total sales revenue for the quarter ended June 30, 2010; and (5) Revenue was much lower for the quarter ended June 30, 2009. This was because only 14 units of residential property in Mingzhu Garden phase IV were sold to customers at lower price (at approximately $221/per square meter). However, for the three months ended June 30, 2010, there were total of 288 units of residential and commercial property as well as car parks from Yangzhou Pearl Garden, Mingzhu Garden phase V  and Hanzhong Mingpin Project sold to customers at higher sales price (at approximately $448/per square meter for residential apartment and $593/per square meter for commercial shop-front).  Accordingly, sales revenue for the three months ended June 30, 2010 was much higher than prior comparative period.

Cost of Sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	Three months ended June 30, (Unaudited)
	2010		2009
	USD	Percentage	USD	Percentage

Land use right	$1,124,417	27.98%	$24,000	15.36%
Construction costs	2,893,801	72.02%	132,254	84.64%

Total	$4,018,218	100.00%	$156,254	100.00%

Our cost of real estate sales consists primarily of the cost of land use rights and construction costs. Costs of real estate sales are capitalized and allocated to development projects using the specific identification method. Costs are recorded based on the ratio of the sales value of the relevant units completed and sold to the estimated total project sales value, multiplied by the total project costs.

Cost of sales was approximately $4.0 million for the three months ended June 30, 2010 compared to $0.15 million for the three months ended June 30, 2009. The $3.86 million increase in cost of sales was mainly attributable to the increased sales of our real estate property, especially the costs associated with the increased sales in Yangzhou Pearl Garden, Mingzhu Garden phase V and Hanzhong Mingpin Project. For the three months ended June 30, 2010, costs of sales was allocated based on sales of 288 residential or commercial units.  Cost of sales was much lower in the prior period due to much lower revenue recognized for the period because only 14 residential apartments were sold, and accordingly lower amount of costs has been allocated.

Land use rights costs

Land use rights costs include the premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use rights costs for the three months ended June 30, 2010 are $1,124,417, representing an increase of $1.1 million or 4,585% compared to the three months ended June 30, 2009. The increase in our land use rights costs was primarily because we allocated more of such costs to our cost of sales account based on our large increase of sales revenue for the three months ended June 30, 2010. For the three months ended June 30, 2010, we reported sales revenue from three projects, i.e. Yangzhou Pearl Garden, Mingzhu Garden Phase V, and Hanzhong Mingpin Project. However, for the same period in 2009, our revenue only came from the sales of 14 residential apartment at Mingzhu Garden Phase IV. Our land use rights costs was much lower in the three months ended June 30, 2009 because our sales revenue was lower for that period. For the past several years, our land use rights costs have been steadily increasing due to rising property prices in Hanzhong City and increased competition from other bidders at government land auctions. In order to control our costs and maintain our competitive advantage, we have been trying to acquire land use leases at favorable prices and keep as much the land reserve as we can whenever such opportunities emerge.

Construction costs

We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ended June 30, 2010 were $2.89 million, representing an increase of $2.76 million or 2,088.1% compared to that of the three months ended June 30, 2009. The increase in our construction costs for the three months ended June 30, 2010 was primarily due to our increased sales revenue as well as increased raw material prices and direct labor costs as compared to the same period in 2009.

As a result of the above factors, the total cost of real estate sales increased by 2,471.6% or $3,861,964 to $4,018,218 for the three months ended June 30, 2010, compared to $156,254 of the three months ended June 30, 2009.  The total cost of sales as a percentage of revenue for the three months ended June 30, 2010 basically remains within a normal stable range as compared to that of the prior comparative period.

Gross Profit

Gross profit was approximately $3.65 million for the three months ended June 30, 2010 compared to $0.18 million for the three months ended June 30, 2009, an increase of $3.86 million attributed to our increased sales revenue. Our overall gross profit as a percentage of revenues decreased to 47.65% in the three months ended June 30, 2010 compared to 54.31% in the comparable period in prior year mainly due to our higher cost of sales incurred in line with the climbing revenue. The gross margin of our projects is normally in the range of 40% to 55%.

The following table sets forth the gross margin of each of our Projects for the indicated period:

	For the three months ended June 30
	2010			2009
Project	Gross Profit	Gross Margin	Project	Gross Profit	Gross Margin
Yangzhou Pearl Garden	2,259,556	29.43%	Yangzhou Pearl Garden	-	-
Mingzhu Garden	826,290	10.76%	Mingzhu Garden	185,718	54.31%
Hanzhong Mingpin	573,057	7.46%	-	-	-
Total gross profit margin	3,658,903	47.66%	Total gross profit margin	185,718	54.31%
Total Revenue	7,677,121	47.66%	Total Revenue	341,972	54.31%

Operating Expenses

Total operating expenses increased to approximately $0.34 million for the three months ended June 30, 2010 from $0.21 million for the three months ended June 30, 2009. As a percentage of revenues, operating expenses decreased to 4.52% for the three months ended June 30, 2010 compared to 63.01% for the three months ended June 30, 2009, this was because we have better managed our business operation which led to work efficiency and better cost control.

The $0.13 million increase in total operating expenses was due to several reasons: (1) increased consulting, legal and accounting expenses related to our up-listing goal and efforts during the three months ended June 30, 2010 as compared to prior comparative period; (2) the increase in salaries expenses paid to administrative staff  in line with our expanded business operations and real estate project development; (3) We recognized stock-based compensation expenses of $7,716 because we granted stock options to three independent directors since January 2010, and the $7,716 represent expenses incurred for current quarter; and (4) We were required to pay more deputy food fund and flood control fund to relevant government authorities based on our increased sales revenue. These funds are controlled and managed by local government authorities and legally levied based on sales revenue level and will be used to stabilize the value of Chinese deputy food market and anti natural disasters.  For the same period a year ago, we paid lower amount of such expenses due to our limited sales revenue reported.

These changes are summarized below:

	Three months ended June 30, (Unaudited)
	2010	2009
General and administrative expenses	$306,113	$130,182
Selling and distribution expenses	40,978	85,303
Total operating expenses	$347,091	$215,485

Selling and Distribution Expenses

Selling and distribution expenses decreased by $44,325, or 51.96%, to $40,978 for the three months ended June 30, 2010 from $85,303 for the three months ended June 30, 2009. The decrease in selling and distribution expenses was attributable to our decreased advertising expenses incurred for the quarter ended June 30, 2010 because we have successfully established our brand name awareness among customers and many of our sales transactions were completed based on our old customers’ referral, especially on our Yangzhou Pearl Garden and Mingzhu Garden Phase V. The decrease in our selling and distribution expenses was also affected by our decreased salary, sales commissions incurred because our brand name awareness among customers helped us to reduce our employment of sales and marketing promotion activities. In addition, we have also taken advantage of outsourced marketing efforts to introduce our properties located in Yang County and Hanzhong City, in an effort to broaden the local awareness of our brand and to gain more public acceptance in the regions. The price of using outsourced marketing efforts is much lower than solely relying on our own sales forces.  For the three months ended June 30, 2009, we relied mainly on our own sales force which led to relatively higher advertising and promotion expenditures.

Our selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;
(2) Staff costs, which primarily consist of salaries and sales commissions as well as annual bonuses; and
(3) Other related expenses.

As of June 30, 2010 we employed more than 60 full time sales and marketing personnel including 45 representing our properties in the city of Hanzhong, 10 representing properties in Yang County and 5 representing properties in Weinan. We expect our selling and marketing expense to increase in the near future as we increase our sales efforts, launch more projects and target new markets to expand our operations.

General and Administrative Expenses

For the three months ended June 30, 2010, our general and administrative expenses were $306,113, representing an increase of $175,931 or 135.1%, as compared to the general and administrative expenses for the three months ended June 30, 2009. The increase is primarily due to the increased office expenses incurred in order to better manage our expanded business operation, as well as salary expenses incurred in support of our increased sales activities during the quarter ended June 30, 2010. The increase in our general and administrative expenses for the three months ended June 30, 2010 was also affected by our up-listing efforts in the Nasdaq Capital Market, which led to increased consulting, legal and accounting expenses.  For the three months ended June 30, 2010, we were still a private Company and there were no such expenses incurred. In addition, we were required to pay more deputy food fund and flood control fund to relevant government authorities based on our increased sales revenue. These funds are controlled and managed by local government authorities and legally levied based on sales revenue level and will be used to stabilize the value of Chinese deputy food market and anti natural disasters.  For the same period a year ago, we paid lower amount of such expenses due to our limited sales revenue reported.

Our General and administrative expenses principally include:
(1) Staff salaries and benefits;
(2) Traveling and entertainment expenses;
(3) Professional fees, such as audit and legal fees, and
(4) Other associated fees.

We expect that general and administrative expenses will increase as we expand our business and operations, especially when we launch more development projects and expand our business into nearby areas. In addition, as a result of our shares of common stock being quoted on the Over-the-Counter Bulletin Board, we will need to enhance our management’s skills and levels to adapt to the complex business environment because our Company will be subject to the rules and regulations of the United States securities laws, corporate governance and internal controls compliance requirements. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional general and administrative costs in the near future.

Interest Expense

Net interest expense was $13,968 for the three months ended June 30, 2010 compared to $27,253 for the three months ended June 30, 2009, representing a 48.7% decrease. The decrease of net interest expense for the three months ended June 30, 2010 was because we have repaid portion of our short-term loans back to the bank during the quarter ended December 31, 2009 which reduced our outstanding bank loan balance. Accordingly, our interest expenses have been lowered.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s corporate income tax was assessed annually at a predetermined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. Currently, our income taxes are assessed at only 3.7% on our taxable income, instead of statutory rate of 25%. As a result, income tax expenses for the three months ended June 30, 2010 was $133,107, representing a 164.5% increase as compared to $50,329 for the three months ended June 30, 2009. The lower income taxes expenses for the three months ended June 30, 2009 was because we were only required to pay such taxes based on assessed amount granted by our local tax authority. For the three months ended June 30, 2010, we accrued the income tax expenses based on 4% of our taxable income. Therefore, the increase was a result of our higher realized taxable income.

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

Net Income (loss)

We realized $3,165,030 in net income for the three months ended June 30, 2010, a $3,272,379 increase as compared to net loss of $107,349 for the three months ended June 30, 2009. The increase in our net income was primarily due to our increased sales revenue and effective cost management for the respective periods. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010.

Other Comprehensive Income (loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to gain of $166,767 and a loss of $936 for the three months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.8086 RMB to 1.00 USD as compared to 6.8448 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2010 and 2009 were 6.8335 RMB and 6.8399 RMB, respectively.

Nine  Months Ended June 30, 2010 compared to nine Months Ended June 30, 2009

The following table sets forth key components of our results of operations for the periods indicated.

	Nine Months ended June 30, (Unaudited)
	2010	2009

Real estate sale, net of sales taxes of $2,036,584 and $650,864, respectively	$31,104,335	$10,039,544

Cost of real estate sales	16,954,696	5,388,836

Gross profit	14,149,639	4,650,708

Operating expenses
Selling and distribution expenses	484,148	228,489
General and administrative expenses	1,366,867	395,743
Total operating expenses	1,851,015	624,232

Operating income	12,298,624	4,026,476

Other expenses (income)
Interest expenses	41,962	95,926
Interest income	(1,412)	-
Other expenses (income)	(586)	309
Total other expenses	39,964	96,235

Income before income taxes	12,258,660	3,930,241

Provision for income taxes	534,583	195,674

Net income	11,724,077	3,734,567

Other comprehensive income
Foreign currency translation adjustment	173,231	27,098

Comprehensive income	$11,897,308	$3,761,665

Basic and diluted income per common share
Basic	$0.26	$0.10
Diluted	$0.26	$0.10

Weighted average common shares outstanding
Basic	45,050,000	39,000,000
Diluted	45,057,659	39,000,000

Revenues, Cost of Sales and Gross Profit

Revenues

In line with the provisions of FASB guidance “Accounting for Sales of Real Estate,” we recognize revenue from the sale by the full accrual method at the time of the closing of each individual unit sale. This occurs when title to or possession of the property is transferred to the buyer.

The following table summarizes our revenue generated by different projects for the nine months ended June 30, 2010 and 2009, respectively:

		For the nine months ended June 30, (Unaudited)
	2010			2009
Project	Revenue	Percentage	Project	Revenue	Percentage
Mingzhu			Mingzhu
Garden	$7,946,427	25.55%	Garden	$3,426,149	34.13%
Yangzhou Pearl			Yangzhou
Garden	22,070,145	70.96%	Pearl Garden	‐	‐
			Weinan Lijing
Mingpin Project	1,087,762	3.50%	Garden	6,169,000	61.45%
			Central Plaza	444,395	4.43%
Total	$31,104,334	100.00%		$10,039,544	100.00%

Total sales tax amounted to $2,036,584 and $650,864 for the nine months ended June 30, 2010 and 2009, respectively, representing an increase of  212.9% from year to year, mainly because of the increase in our revenue. Revenues increased by 209.8% to approximately $31.1 million for the nine months ended June 30, 2010 from approximately $10 million for the nine months ended June 30, 2009. The $20 million increase was mainly attributable to several reasons, including (1) the Company strengthened its advertising and sales promotion activities during the nine months ended June 30, 2010 (2) the Company’s enhanced brand name and high quality product has won consumers’ confidence and trust; (3) the increase in local residents’ disposal income has stimulated the great market demand for new residential units in China’s Tier 2 and Tier 3 cities, where the Company is competing and focusing; (4) the Company has developed several new projects and sold to a wider variety of customers during the nine months ended June 30, 2010, which has broadened the sales touch point with the buyers and exposed the Company to more sales opportunities and (5) Revenue was much lower for the nine months ended June 30, 2009. Among the Company's new projects, sales of residential units in Yangzhou Pearl Garden continued to climb as this community became mature and more attractive. For the nine months ended June 30, 2010, sales from Yangzhou Pearl Garden accounted for 70.96% of the total sales revenue reported.  In addition, Mingzhu Garden phase V has been brought to the market for sale in the second quarter of fiscal year 2010, which generated approximately 25.55% of the total sales revenue for the nine months ended June 30, 2010.  In the third quarter ended June 30, 2010, Hanzhong Mingpin Project has also been sold to customers, which accounted for approximately a  3.5% increase in the total sales revenue for the nine months ended June 30, 2010. Revenue in the nine months ended June 30, 2009 was lower because a smaller number of residential or commercial property units were developed by the Company and brought to the market for sale. A total of 1,087 residential  and commercial units from Mingzhu Garden Phase IV, Weinan Lijing Garden as well as Central Plaza were sold during the nine months ended June 30, 2009. However, for the nine months ended June 30, 2010, there were 1,017 units of residential and commercial units as well as car parks from Yangzhou Pearl Garden, Mingzhu Garden phase V and Hanzhong Mingpin Project sold to customers at much higher prices. As a result, sales revenue for the nine months ended June 30, 2010 was much higher than the prior comparative period.

Cost of Sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	Nine months ended June 30, (Unaudited)
	2010		2009
	USD	Percentage	USD	Percentage
Land use right	$2,954,521	17.43%	$1,306,549	24.25%
Construction costs	14,000,175	82.57%	4,082,287	75.75%
Total	$16,954,696	100.00%	$5,388,836	100.00%

Cost of sales was approximately $16.9 million for the nine months ended June 30, 2010 compared to $5.38 million for the nine months ended June 30, 2009. The $11.5 million increase in cost of sales was mainly attributable to the increased sales of our real estate property, especially the costs associated with the increased sales in Yangzhou Pearl Garden and Mingzhu Garden phase V.  Over the past two years as the Chinese real estate market becomes more and more competitive, costs for land use leases as well as construction labor, materials, equipment costs, etc. have been rising.

Land use lease costs

Land use lease costs include the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use rights costs for the nine months ended June 30, 2010 are $2,954,521, representing an increase of $1,647,972 or 126.1% compared to that of the nine months ended June 30, 2009. The increase in our land use rights costs was primarily because we acquired land use leases at higher prices through the auction bid process than we did for the prior comparative period. In addition, we have more real estate projects for the nine months ended June 30, 2010 than in the prior comparative period, which led to more land use costs being recognized and allocated to properties sold. For the past several years, our land use rights costs have been steadily increasing due to rising property prices in Hanzhong City and increased competition from other bidders at government land auctions. In order to control our costs and maintain competitive advantages, we have been trying to acquire land use leases at favorable prices and keep as much the land reserve as we can whenever such opportunities emerge.

Construction costs

We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ended June 30, 2010 were $14,000,175, representing an increase of $9,917,888 or 242.9% compared to that of the nine months ended June 30, 2009. The increase in our construction costs for the nine months ended June 30, 2010 was primarily due to increased development projects, increased raw material prices and direct labor costs as compared to the same period in 2009.

As a result of the above factors, our total cost of real estate sales increased by 214.6% or $11,565,860 to $16,954,696 for the nine months ended June 30, 2010, compared to $5,388,836 of the nine months ended June 30, 2009. However, the total cost of sales as a percentage of revenue for the nine months ended June 30, 2010 basically remains stable compared to that of the prior year.

Gross Profit

Gross profit was approximately $14.1 million for the nine months ended June 30, 2010 compared to $4.6 million for the nine months ended June 30, 2009, an increase of $9.4 million attributed to our increased sales revenue. Our overall gross profit as a percentage of revenues decreased to 45.49% in the nine months ended June 30, 2010 compared to 46.32% in the comparable period in prior year mainly due to our higher cost of sales incurred. The gross margin of our projects is normally in the range of 40% to 55%.

The following table sets forth the gross margin of each of our Projects for the indicated period:

For the nine months ended June 30, (Unaudited)
	2010			2009
Project	Revenue	Percentage	Project	Revenue	Percentage
Mingzhu Garden	$7,946,427	25.55%	Yangzhou Pearl Garden	$3,426,149	34.13%
Yangzhou Pearl Garden	22,070,145	70.96%	Mingzhu Garden	-	-
Mingpin Project	1,087,762	3.5%	Weinan Lijing Garden	6,169,000	61.45%
			Central Plaza	444,395	4.43%
Total	$31,104,334	100%	Total Revenue	$10,039,544	100%

Operating Expenses

Total operating expenses increased to approximately $1.85 million for the nine months ended June 30, 2010 from $0.62 million for the nine months ended June 30, 2009. As a percentage of revenues, operating expenses decreased to 5.95% for the nine months ended June 30, 2010 compared to 6.22% for the nine months ended June 30, 2009. The $1.22 million increase in total operating expenses was due to several reasons: (1) increased advertising expenses to raise our brand awareness among customers, especially related to advertising expenses incurred in Yangzhou Mingzhu Project and Hanzhong Mingpin Project to stimulate customer’s purchase; (2) the increase in administrative expenses primarily related to the Company’s public listing as well as up-listing efforts in the U.S., including travel expenses, consulting fees, audit and accounting fees, legal fees, as well as increased office expenses in order to better manage our business operations; (3) we recognized stock-based compensation expenses of $30,863 because we granted stock options to three independent directors starting from January 2010; (4) the increase in salaries expenses due to the accrued annual bonus for employees to encourage and motivate them for more endeavors and salaries expenses paid to more sales representatives to promote the sales of our development in Yangzhou Pearl Garden as well as Mingzhu Garden phase V, which was in line with our increased sales revenue; and (5) we were required to continue more to the deputy food and flood control fund established by relevant government authorities based on our increased sales revenue. These funds are controlled and managed by local government authorities and legally levied based on sales revenue level and will be used to stabilize the food prices during a natural disaster.  For the same period a year ago, we paid lower amount of such expenses due to our limited sales revenue reported.

These changes are summarized below:

	Nine months ended June 30, (Unaudited)
	2010	2009
General and administrative expenses	$1,366,867	$395,743
Selling and distribution expenses	484,148	228,489
Total operating expenses	$1,851,015	$624,232

Selling and Distribution Expenses

Selling and distribution expenses increased by $255,659, or 111.9%, to $484,148 for the nine months ended June 30, 2010 from $228,489 for the nine months ended June 30, 2009. The increase in selling and distribution expenses was attributable to our increased advertising expenses incurred for the nine months ended June 30, 2010 to enhance our brand name image and promote our sales of residential units in Yangzhou Pearl Garden, Mingzhu Garden Phase V and Hanzhong Mingpin Project. The increase in our selling and distribution expenses was also affected by our increased salary, sales commissions and annual bonus expenses incurred in line with our increased sales volume. Our selling and distribution expenses were lower in the prior comparative period because we relied mainly on our own sales force which allowed us to effectively manage our marketing expenses level and we granted fewer bonuses to our employees in that period. During the nine months ended June 30, 2010, in addition to using our own marketing force, we have also taken advantage of outsourced marketing efforts to introduce our properties located in Yang County and Hanzhong City, in an effort to broaden the local awareness of our brand and to gain more public acceptance in the region.

General and Administrative Expenses

For the nine months ended June 30, 2010, our general and administrative expenses were $1,366,867 representing an increase of $971,124 or 245.4%, as compared to the general and administrative expenses for the nine months ended June 30, 2009. The increase is primarily due to the increased office expenses incurred in order to better manage the business operation, the  increased expenses incurred in connection with our company’s going public and up-listing efforts, and related consulting, legal, accounting services, as well as salary and annual bonus expenses incurred in support of our increased sales activities during the nine months ended June 30, 2010. In addition, we were required to pay more deputy food fund and flood control fund to relevant government authorities based on our increased sales revenue. These funds are controlled and managed by local government authorities and legally levied based on sales revenue level and will be used to stabilize the value of Chinese deputy food market and anti natural disasters.  For the same period a year ago, we paid lower amount of such expenses due to our limited sales revenue reported.

Interest Expense

Net interest expense was $41,962 for the nine months ended June 30, 2010 compared to $95,926 for the nine months ended June 30, 2009, representing a 56.25% decrease. The decrease of net interest expense for the nine months ended June 30, 2010 was because the Company repaid portion of its short-term loans back to the bank during the first quarter of fiscal year 2010 which reduced our outstanding bank loan balance. However, our outstanding balance of bank loan was much higher in the prior comparative period.

Income Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s corporate income tax was assessed annually at a predetermined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. Currently, our income taxes are assessed at only 3.7% on our taxable income, instead of statutory rate of 25%. As a result, income tax expenses for the nine months ended June 30, 2010 was $534,583, representing a 173.2% increase as compared to $195,674 for the nine months ended June 30, 2009. The lower income taxes expenses for the nine months ended June 30, 2009 was because we were only required to pay such taxes based on assessed amount granted by our local tax authority. For the nine months ended June 30, 2010, we accrued the income tax expenses based on 4.% to 4.5% of our taxable income. Therefore, the increase was a result of our higher realized taxable income.

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

Net Income

We realized $11,724,077 in net income for the nine months ended June 30, 2010, a 213.9% or $7,989,510 increase as compared to $3,734,567 for the nine months ended June 30, 2009. The increase in our net income was primarily due to our increased sales revenue and effective cost management for the respective periods. We expect to experience the ongoing positive trend in our financial performance to continue through fiscal year 2010.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $173,231 and $27,098 for the nine months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.8086 RMB to 1.00 USD as compared to 6.8448 RMB to 1.00 USD at June 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2010 and 2009 were 6.8352 RMB and 6.8466 RMB, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, and borrowings from banks are limited.

Total current assets increased to approximately $62 million as of June 30, 2010 from $48 million as of September 30, 2009. The primary changes in our current assets during this period were from changes in cash and cash equivalents, restricted cash, loans to outside parties, real estate property development completed and real estate property under development. The increase of cash and cash equivalents from $820,783 at September 30, 2009 to the amount of $9,830,972 as of June 30, 2010 was due to our increased sales revenue causing a rapid collection of cash which increased the cash on hand and bank deposit. The increase of loans to outside parties from $1,762,022 at September 30, 2009 to $5,328,937 as of June 30, 2010 was attributable to our financial support to strengthen the relationship with our construction material suppliers. Management believes that these cash advance primarily made to one of our long-term partnered material suppliers was temporary in nature and collectible.  Real estate property completed increased from $2,392,003 at September 30, 2009 to $8,769,396 as of June 30, 2010, a 266.6% increase,  attributable to our several construction projects being completed as scheduled by relevant contracts at the same time which increased our residential units inventory for future sales. On the other hand, because of our rapid expansion into multiple projects in different areas, our real estate property under development at June 30, 2010 decreased by $4,865,089 to $37,657,198, an 11.4% decrease as compared to the amount as of September 30, 2009. The decrease in our real estate property under development was because several of our construction projects have been completed and accordingly been transferred into real estate property completed account as inventory for future sales.

Our total current liabilities as of June 30, 2010 amounted to $20.8 million, representing a 10.29% increase as compared to $18.83 million for the fiscal year ended September 30, 2009. The increase in our current liabilities was affected by the increase in accrued expenses from $125,742 at September 30, 2009 to $719,820 as of June 30, 2010. The increase in our accrued expenses for the nine months ended June 30, 2010 was because we accrued the annual bonus which is an award to be paid to our employees as an incentive to motivate them for greater endeavors in the fiscal year 2010 and beyond. The increase in our current liabilities was also due to an increase in our tax payable from $1,380,694 at September 30, 2009 to $3,116,628 at June 30, 2010, a 125.73% increase, because we accrued more tax liability based on our increased amount of  taxable income. The increase in our current liabilities was also affected by an increase in our accounts payable from $730,838 at September 30, 2009 to $845,593 at June 30, 2010. This was because we purchased some construction-related materials on account from several outside vendors. In addition to the above factors, our current liabilities were affected by a decrease in our customer deposits by $244,425 as well. This was because these amounts have been transferred into sales revenue when conditions of revenue recognition have been met.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

Cash Flow

Comparison of cash flows results for the nine months ended June 30, 2010 to the nine months ended June 30, 2009, is summarized as follows:

	Nine months ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	9,067,132	(1,154,303)
Net cash used in investing activities	(7,681)	(343,779)
Net cash used in financing activities	(87,781)	(58,423)
Effect of change of foreign exchange rate on cash and cash equivalent	38,519	2,782
Net cash increase (decrease) in cash and cash equivalent	9,010,189	(1,553,723)
Cash and cash equivalent, beginning of year	820,783	2,121,060
Cash and cash equivalent, end of period	$9,830,972	$567,337

Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2010 amounted to $9,067,132, which consists of our net income of $11,724,077, adds back noncash adjustments of $82,233 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in our restricted cash of $(1) affected by increased sales and required by banks that provided mortgage loans to our customers, increase in our loans to outside parties of $3,545,569 in order to maintain good relationship with these material suppliers, increase of our real estate property completed of $6,342,444 due to several of our construction projects have been completed as scheduled, decrease of our real estate property under development of $5,026,582 because several of our projects have been completed as of June 30, 2010 and accordingly have been transferred into inventory account, decrease of advance from customers in the amount of $306,694 which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition method, and increase of tax payable of $1,723,326 because we accrued more taxes in line with our increased sales revenue and taxable income.

Net cash used in operations during the nine months ended June 30, 2009 totaled $1,154,303, which consists of our net income of $3,734,567, adds back noncash adjustments of $44,214 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in our restricted cash of $185,167, decrease in our loans to outside parties of $203,287 because we collected back some advances previously made to our material suppliers aiming at maintaining good relationship with them, decrease of our real estate property completed of $5,388,836 because our increased sales during this period reduced our inventory balance, increase of our real estate property under development of $11,739,403 because several of our new construction projects have been launched during this period of time which increased our expenditures in land costs and relevant construction costs, and a decrease of advance from customers in the amount of $10,772 which was attributable to recognition of the related amounts as revenues after meeting all conditions of revenue recognition method. Net cash provided by operating activities at June 30, 2010 increased by $10,221,435 or 885.51% compared to the same period of 2009.

Investing Activities

Net cash used in investing activities in the  nine months ended June 30, 2010 amounted to $7,681 which represented purchase of fixed assets and addition of property and equipment. Net cash used in investing activities amounted to $343,779 during the nine months ended June 30, 2009, representing the addition of property and equipment of $343,779 into the Company’s fixed assets as the Company’s headquarter office.

Financing Activities

Net cash flows used in financing activities amounted to $87,781 in the nine months ended June 30, 2010, which consist of repayment of our short-term bank loan by $87,781. Cash flows used in financing activities amounted to $58,423 in the nine months ended June 30, 2009, which consist of repayment of shareholder loan of $438,174 and shareholder’s capital contribution in the amount of $438,174 as well as a repayment of bank loan in the amount of $58,423. Cash flows used in financing activities for the nine months ended June 30, 2010 increased by $29,358 or 50.3% compared to the same period in 2009.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Improving Disclosures About Fair Value Measurements. This amendment clarifies existing disclosures, require new disclosures, and include conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. This disclosure is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company has determined the adoption of this rule will not have a material impact on its consolidated financial statements.

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

As of June 30, 2010, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries.

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

●
We will soon begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

●	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.

●	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

Based on this evaluation, Mr. Xiaojun Zhu, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting for the nine months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on May 5, 2006)

3.2*	Amendment to Articles of Incorporation as filed with the Florida Secretary of State on October 8, 2009

10.1*	Independent Director Agreement dated January 6, 2010 between the Company and Gordon H. Silver

10.2*	Independent Director Agreement dated January 6, 2010 between the Company and H. David Sherman

10.3*	Independent Director Agreement dated January 6, 2010 between the Company and Yuankai Wen

10.4*	Indemnification Agreement dated January 6, 2010 between the Company and Gordon H. Silver

10.5*	Indemnification Agreement dated January 6, 2010 between the Company and H. David Sherman

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

August 16, 2010	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on May 5, 2006)

3.2*	Amendment to Articles of Incorporation as filed with the Florida Secretary of State on October 8, 2009

10.1*	Independent Director Agreement dated January 6, 2010 between the Company and Gordon H. Silver

10.2*	Independent Director Agreement dated January 6, 2010 between the Company and H. David Sherman

10.3*	Independent Director Agreement dated January 6, 2010 between the Company and Yuankai Wen

10.4*	Indemnification Agreement dated January 6, 2010 between the Company and Gordon H. Silver

10.5*	Indemnification Agreement dated January 6, 2010 between the Company and H. David Sherman

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

* Filed herewith.