Form 10-K
period 2010-09-30
CHINA HGS REAL ESTATE INC.
filed 2010-12-29
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission File No. 001-34864

CHINA HGS REAL ESTATE INC.
 (Name of small business issuer in its charter)

Florida	33-0961490
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6 Xinghan Road, 19th Floor, Hanzhong City
Shaanxi Province, PRC 723000
 (Address of principal executive offices) (zip code)

(212) 232-0120
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2010, the last business day of the Company's second fiscal quarter, as reported by the OTC Bulletin Board on that date, was approximately $29,221,500. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of December 24, 2010, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CHINA HGS REAL ESTATE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

PART I

ITEM 1. BUSINESS

Our Organization

China HGS Real Estate Inc. (the “Company” or “China HGS,” “we”, “our”, “us”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida. We were incorporated under the name M-GAB Development Corporation in March 2001.  From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure.  On May 16, 2003, we filed an election to be treated as a business development company under the Investment Company Act of 1940, which became effective on the date of filing.  However, we never made any investments into eligible portfolio companies.

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

Prior to DaLian’s merger with DHC, DHC had acquired all the outstanding common stock of Ye Shun International (“Ye Shun”), a company that owns all the outstanding common stock of DaLian Runze Chemurgy Co., Ltd. (“Runze”).  In the transaction in which DHC acquired all the outstanding common stock of Ye Shun, Ye Shun was determined to be the accounting acquirer. Ye Shun is a Hong Kong registered enterprise.  Runze is classified by the Chinese government as an enterprise entity with 100% of its capital coming from Hong Kong.  As a result of the Merger, on April 28, 2006, we filed a Form N-54C and terminated our status as a business development company and, through our wholly-owned subsidiary, commenced operations, specializing in the sale and distribution of low toxic pesticides and herbicides, and consequently ceased being a development stage company.  Our only operations were conducted through our wholly-owned subsidiary, which controlled the assets of Runze.

On August 21, 2009, a Share Exchange Agreement (“Share Exchange”) was entered into by and among the Company, Rising Pilot, Inc., a British Virgin Islands company (the “HGS Shareholder”), and China HGS Investment Inc., a Delaware corporation and wholly-owned subsidiary of the HGS Shareholder (“HGS Investment). Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS in exchange for 14,000,000 shares of the Company’s common stock, $0.001 par value. The closing of the Share Exchange transaction occurred on August 31, 2009.  As a result of the Share Exchange, HGS Investment became a wholly-owned subsidiary of the Company. After the consummation of the Share Exchange transaction, the Company changed its name to China HGS Real Estate, Inc.

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, the CEO of Guangsha and his management team an aggregate of 25,000,000 shares of the Company’s common stock.

Prior to and in conjunction with the consummation of the Share Exchange, the Company entered into a purchase and sale agreement with Mr. Zhengquan Wang, the Company’s former CEO, pursuant to which, Mr. Wang returned 14,000,000 shares of the Company’s common stock to the Company in exchange for the business and assets of Dalian Holding Corp., a Florida corporation and wholly-owned subsidiary of the Company.  In addition, Mr. Wang assumed all the liabilities of Dalian Holding and released the Company from any and all claims, known or unknown, with regard to such liabilities. As a result of the Share Exchange transaction, the shareholders of Guangsha acquired the majority of the equity in the Company. In addition, the original officers and directors of the Company resigned from their positions and new directors and officers affiliated with Guangsha were appointed ten days after the notice pursuant to Rule 14f-1 was mailed to the Company’s shareholders of record.

The transaction has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, HGS Investment and its subsidiaries are treated as the continuing entity for accounting purposes.

HGS Investment is a Delaware corporation and owns 100% of the equity interest in Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly owned foreign entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, in November 2007 it entered into certain exclusive contractual agreements with Guangsha. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

Based on these contractual arrangements, we believe that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha and its operations. Accordingly, management believes that Guangsha should be consolidated under ASC 810.

Our Company, along with our subsidiaries and VIE, engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties.

Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”)

Guangsha was organized in August 1995 as a liability limited company under the laws of the PRC. Guangsha is headquartered in the city of Hanzhong, Shaanxi Province. Due to the rapid growth of the business, the shareholders of Guangsha increased the company’s registered capital twice, once in 2000, from the original registered capital of RMB 2.1 million (approximately US$0.2 million) to RMB 30 million (approximately US$3.6 million) and again in 2008 to RMB 130 million (approximately US$17.6 million). Guangsha is engaged in developing large scale and high quality commercial and residential projects, including multi-layer apartment buildings, sub-high-rise apartment buildings, high-rise apartment buildings, and office buildings.

Our corporate structure is set forth below:

Business Overview

We conduct substantially all of our business through our Guangsha subsidiary. All of our business is conducted in mainland China. Guangsha was founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province. Since Guangsha was founded, management has been focused on expanding our business in Tier 2 and Tier 3 cities in China that we strategically select based on population and urbanization growth rates, general economic conditions and growth rates, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices, and governmental urban planning and development policies. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We plan to expand into strategically selected Tier 2 and Tier 3 cities and counties with real estate development potential in Shaanxi Province, and expect to benefit from rising demand for residential housing as a result of increasing income levels of consumers and growing populations.

Real Estate Industry Overview

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

The real estate industry in China, like elsewhere, is highly influenced by the domestic macroeconomic environment. The significant growth of the Chinese economy during the past decade, has led to a significant expansion of its real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market. The PRC government has announced on several occasions in recent years that its policy towards the development of the real estate industry is to promote healthy and sustainable growth, which includes encouraging the development of more low-to-medium priced housings, especially in Tier 2 and Tier 3 cities.

In recent years, the price of real estate has increased significantly. To curb property price growth, the Chinese government increased the down payment required by those who purchase homes through mortgage loans and reduced the loans to the real estate development companies.

Company Positioning:

The Company reacted to the changes in the real estate market by being independent of bank loans and operating the business out of the cash generated from net income. In prevention of the default risk, the Company requires from the homebuyers customer deposits, 30%-50% of the price, which is higher than percentage required by the government for the mortgage down payments.

The target market of the Company is in Western China, where most of the buyers are first time home buyers and thus the demand is high.

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 4.1 million as of September 30, 2010. Three out of four projects of the Company are located in Hanzhong.

Pre-Sales and Sales

In the PRC, real estate developers begin to market properties before construction is completed. Like other developers, we pre-sell properties prior to completion of construction. Under PRC pre-sales regulations, property developers must satisfy specific conditions before properties under construction can be pre-sold. These mandatory conditions include:

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

We endeavor to deliver the units to our customers on a timely basis. We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery. The time frame for delivery is set out in the sale and purchase agreements entered into with our customers, and we are subject to penalty payments to the purchasers for any delay in delivery caused by us. The Company has never incurred any delay penalties. Once a property development has been completed, has passed the requisite government inspections and is ready for delivery, we will notify our customers and hand over keys and possession of the properties.

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2010 consisted of 60 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales is primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

Our marketing and sales team determines the appropriate advertising and selling plan for each project. We develop public awareness through marketing and advertising as well as referrals from customers. We utilize a customer relationship management system to track customer profiles, which helps us to forecast future customer requirements and general demand for our projects. This allows us to have real-time information on the status of individual customer transactions as well as available inventory by project, which enables us to better anticipate the preferences of current and future customers. We develop customer awareness through advertising.

We use various advertising media to market our developments and enhance our brand name, including newspapers, magazines, television, and radio, e-marketing and outdoor billboards. We also participate in real estate exhibitions.

The majority of our customers purchase properties from us using mortgage financing. Under current PRC laws, the minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters (about 970 square feet) or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self use with total GFA of under 90 square meters. The loan-to-value of the mortgage loan is also subject to change according to the economic policies of the central and local governments and banks in China of where the applicants apply for the mortgage loan.

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

Our Projects

Overview

We develop the following three types of real estate projects, which may be developed in one or more phases:

•	multi-layer apartment buildings, which are typically six stories or less;

•	sub-high-rise apartment buildings, which are typically seven to 11 stories; and

•	high-rise apartment buildings, which are typically 12 to 33 stories.

At any one time, our projects (or phases of our projects) are in one of the following three stages:

•	completed projects, meaning construction has been completed;

•	properties under construction, meaning properties for which construction permits have been obtained but construction has not been completed; and

•	properties under planning, meaning properties for which we have entered into land grant contracts and are in the process of obtaining the required permits to begin construction.

We have three projects that we are developing in Hanzhong City and one in Yang County, which is adjacent to Hanzhong City.  Our projects in Hanzhong City are:  Mingzhu Garden (Mingzhu Nanyuan), Mingzhu Beiyuan, and NanDajie (Mingzhu Xinju).  In Yang County, our project is Yangzhou Pearl Garden. Our Mingzhu Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden projects are being developed in multiple phases.

Mingzhu Garden consists of multi-layer residential buildings and multi-layer commercial buildings.  The completed portions of Mingzhu Garden include multi-layer residential buildings, including one residential building with commercial shops on the first floor, one commercial office building, and two commercial buildings used for commercial shops. The completed area is 33,871 square meters. Mingzhu Garden projects under development include residential buildings, with total GFA of 38,206 square meters.  Mingzhu Garden projects in planning are residential buildings, with a total GFA of 28,080 square meters.

Mingzhu Beiyuan consists of multi-layer residential buildings. The Company has not completed any buildings of Mingzhu Beiyuan project. Mingzhu Beiyuan under development includes multi-layer residential buildings with a total GFA of 32,826 square meters. The planned Mingzhu Beiyuan project consists of multi-layer residential buildings, with a total GFA of 47,027 square meters.

NanDajie (Mingzhu Xinju) consists of two residential high-rise buildings, with commercial shops located on the first floors.  The Company has completed one building, consisting of a total GFA of 22,850 square meters.  A second building is under development, with a total GFA of 21,625 square meters.

Yangzhou Pearl Garden consists of multi-layer residential buildings, and sub-high-rise and high-rise residential buildings with commercial shops on the first floors.  The completed portions of Yangzhou Pearl Garden includes multi-layer residential buildings and a residential sub-high-rise, with a total GFA of 124,539 square meters. Yangzhou Pearl Garden under development consists of multi-layer residential buildings and high-rise residential buildings, with a total GFA of 114,515 square meters. Yangzhou Pearl Garden under planning includes multi-layer residential buildings, a sub-high-rise residential building, and high-rise residential buildings, with a total GFA of 48,147 square meters.

 Completed Projects

The following table sets forth our completed projects in the year as of September 30, 2010

Project Name	Location	Type of Buildings	Total GFA(1) square meters	Total Number of Unit	Number of Sold Units
Yangzhou Pearl Garden	Yang County	Multi-layer residential	124,539	1,458	831
		Sub-high-rise residential

Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Multi-layer residential	33,871	423	383
		Multi-layer commercial

NanDajie (Mingzhu Xinjun)	Hanzhong City	High-rise residential	22,850	154	134
Total			181,260	2,035	1,348

 (1)     The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

• for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•         for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

• for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections

Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2010:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	Total Number of Units	Number of Pre-sold Units
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong	Multi-layer residential and commercial	38,206	368	71
Mingzhu Beiyuan	Hanzhong	Multi-Layer residential	32,826	346	149
NanDajie(Mingzhu Xinjun)	Hanzhong	High-rise residential	21,625	154	143
Yangzhou Pearl Garden	Yang County	Multi-layer residential High-rise residential	114,515	892	25
Total			207,172	1,760	388
Projects under Planning
Mingzhu Beiyuan	Hanzhong	Multi-layer residential	47,027	402	N/A
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong	Multi-layer residential	28,080	208	N/A
Yangzhou Pearl Garden	Yang County	Multi-layer residential, Sub-high-rise residential, High-rise residential	48,147	336	N/A
Total			123,254	946	N/A

(1) The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis:
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

Suppliers

Land

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

In 2005, the Company acquired a land lease from a bankrupt company, Weinan Chemical Company, which covers an area of 80 acres. After the acquisition, the Company began construction of the Lijing Garden Projects. Lijing Garden was completed in June 2008.

In May 2008, the Company successfully acquired a land lease covering 236 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Yang County. After the acquisition, the Company started the construction of Yangzhou Pearl Garden on the acquired land lease, with a total construction Gross Floor Area of 318,947 square meters.

In July 2008, the Company acquired the land lease of another bankrupt company, Hanzhong Energy Company, which covers an area of 30 acres in Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Garden on the acquired land lease, with a total Gross Floor Area of 42,476 square meters. As of September 30, 2010, NanDajie (Mingzhu Xinju) building B was completed and Mingzhu Garden building A was still under development. The remaining project is expected to be completed by the end of June, 2011.

In 2009, the Company successfully acquired another land lease covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of Mingzhu Garden (Mingzhu Nanyuan) on the acquired land lease.

All land transactions are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources. As to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality ensured through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Other Suppliers

The Company uses various suppliers in the construction of its projects. One supplier accounted for 38% and 12% of project expenditures for the years ended September 30, 2010 and 2009, respectively.

Competition

The real estate industry in China is highly competitive. In the Tier 2 and Tier 3 cities that we focus on the markets are relatively more fragmented than Tier 1 cities. We compete primarily with local and regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets which we operate, our major competitors include Wanbang Real Estate Development Co. Ltd., and other national real estate developers who have also started their projects in the local markets.

Nationally, there are numerous companies that have real estate projects across China. There are 55 housing and land development companies listed on the Shanghai and Shenzhen Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with Guangsha for business as the Company targets small to medium sized projects in Tier 2 cities and counties.

In the regional market, the Company’s only direct competitor with meaningful market shares in the market is Wanbang Real Estate Development Co. Ltd. This company generally undertakes medium and small scale projects and focuses on development of commercial real estate properties, such as hotels and shopping centers. By the end of December 2010, Wanbang had developed realty of about 700 acres across Hangzhong City and other surrounding counties. As of September 30, 2010, Wanbang completed the construction of approximately 200,000 square meters of commercial properties. Since April 2010, Wanbang has undertaken small government supported projects, including the construction of residential apartments for low-income buyers.

Competitive Strengths:

We believe the following strengths allow us to compete effectively:

Well Positioned to Capture Opportunities in Tier 2 and Tier 3 Cities and Counties.

With the increase in consumer disposable income and urbanization rates, a growing middle-income consumer market has emerged driving demand for affordable and high quality housing in many cities across northwest China. We focus on building large communities of modern, mid-sized residential properties for this market segment and have accumulated substantial knowledge and experience about the residential preferences and demands of mid-income customers. We believe we can leverage our experience to capture the growth opportunities in the markets.

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 15 years experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

Guangsha is also an “AAA Enterprise in Shaanxi Construction Industry” as recognized by the Credit Association of Agricultural Bank of China, Shaanxi Branch.

Strategies

Our goal is to become the leading residential property developer focused on China’s Tier 2 and Tier 3 cities by implementing the following strategies:

Continue Expanding in Selected Tier 2 and Tier 3 Cities. We believe that Tier 2 and Tier 3 cities present development opportunities that are well suited for our scalable business model of rapid asset turnover. Furthermore, Tier 2 and Tier 3 cities currently tend to be in an early stage of market maturity and have fewer large national developers. We believe that the fragmented market and relative abundance of land supply in Tier 2 and Tier 3 cities, as compared to Tier I cities, offer more opportunities for us to generate attractive margins and we also believe that our experience affords us the opportunity to emerge as a leading developer in these markets. In the near future, we plan to enter into other Tier 2 and Tier 3 cities that have:

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2010, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2010, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 87 full-time staff and employees.

Department
Management	15
Accounting staff	5
Sales and marketing staff	60
Administrative	7
Total	87

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

If we are unable to successfully manage our expansion into other Tier 2 and Tier 3 cities, we will not be able to execute our business plan.

Historically, our business and operations have been concentrated in Hanzhong City and other surrounding counties. If we are unable to successfully develop and sell projects outside Hanzhong City, our future growth may be limited and we may not generate adequate returns to cover our investments in these Tier 2 and Tier 3 cities. In addition, as we expand our operations to Tier 2 and Tier 3 cities with higher land prices, our costs may increase, which may lead to a decrease in our profit margin.

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

In order to strengthen liquidity management and control moderately money and credit supply, the People’s Bank of China has decided to raise the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5% , effective on December 20, 2010. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

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

We pre-sell properties before actual completion and, in accordance with industry practice, and our customers’ mortgage banks require us to guarantee our customers’ mortgage loans. Typically, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties. In line with what we believe to be industry practice, we rely on the credit evaluation conducted by mortgagee banks and do not conduct our own independent credit checks on our customers. The mortgagee banks typically require us to maintain, as restricted cash, 5% to 10% of the mortgage proceeds paid to us as security for our obligations under such guarantees (the security deposit).

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

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

•	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;

•	shortages of materials, equipment, contractors and skilled labor;

•	disputes with our third-party contractors;

•	failure by our third-party contractors to comply with our designs, specifications or standards;

•	difficult geological situations or other geotechnical issues;

•	onsite labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

Any construction delays, or failure to complete a project according to our planned specifications or budget, may delay our property sales, which could harm our revenues, cash flows and our reputation.

Changes of laws and regulations with respect to pre-sales may adversely affect our cash flow position and performance.

We depend on cash flows from pre-sale of properties as an important source of funding for our property projects and servicing our indebtedness. Under current PRC laws and regulations, property developers must fulfill certain conditions before they can commence pre-sale of the relevant properties and may only use pre-sale proceeds to finance the construction of specific developments.

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

We rely on our key management members.

We depend on the services provided by key management members. Competition for management talent is intense in the property development sector. In particular, we are highly dependent on Mr. Xiaojun Zhu, our founder, Chairman and Chief Executive Officer. We do not maintain key employee insurance. In the event that we lose the services of any key management member, we may be unable to identify and recruit suitable successors in a timely manner or at all, which will adversely affect our business and operations. Moreover, we need to employ and retain more management personnel to support our expansion into other Tier 2 and Tier 3 cities on a much larger geographical scale. If we cannot attract and retain suitable human resources, especially at the management level, our business and future growth will be adversely affected.

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

We need to improve our internal financial reporting controls.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, , subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies (other than smaller reporting companies) to obtain on the adequacy of the control system. This may not prevent us from obtaining an unqualified opinion on the presentation of the financial statements in accordance with U.S. Generally Accepted Accounting Principles..

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

Risk Relating to the Residential Property Industry in China

The PRC government may adopt further measures to slow the increase in prices of real property and real property development.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to curtail property development. We believe the following regulations, among others, significantly affect the property industry in China.

These restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in Tier 2 cities which have lagged in progress in these aspects when compared to Tier I cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the Tier 2 and Tier 3 cities we focus on, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

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

We may be deemed a PRC resident enterprise for PRC tax purposes under the new Enterprise Income Tax Law, which could result in the imposition of a 25% enterprise income tax payable on our taxable global income.

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (‘‘New Income Tax Law’’), which took effect on January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (‘‘Implementation Rules’’) were also enacted, and took effect on January 1, 2008. In accordance with the new laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

Under the New Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their ‘‘de facto management body’’ within the PRC. Under the Implementation Rules, ‘‘de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a ‘‘de facto management body’’ in China. All of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the short history of the New Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

In addition, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2010, the Hanzhong City taxing authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2010 were significantly lower than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of her residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through the abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the tax authority has the power to re-assess the nature of the equity transfer in accordance with the “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

“Income derived from equity transfers” as mentioned in this circular refers to income derived by non-resident enterprises from direct or indirect transfers of equity interest in China resident enterprises, excluding share in Chinese resident enterprises that are bought and sold openly on the stock exchange.

While the term "indirectly transfer" is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country (jurisdiction) and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our company complies with the Circular 698.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Circular 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Circular 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Circular 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related rules. We attempt to comply, and attempt to ensure that our shareholders who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that our shareholders who are PRC residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules or that, if challenged by government agencies, the structure of our organization fully complies with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident shareholders or future PRC resident shareholders to comply with Circular 75 or other related rules, if SAFE requires it, could subject these PRC resident shareholders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our current or future agreements could result in a significant loss of business, business opportunities or capital. It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets are located in the PRC and all of our officers and most of our present directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

ITEN 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s principal administrative, sales, and marketing facilities are located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province. The Company built the office building in which its headquarters are located and owns the floor that houses its headquarters. In addition, the Company also owns a sales office in Yangxian.  See Item 1.  Business -- Our Projects for a description of the location and general character of the Company's real estate projects.

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

ITEM 4.  (Removed and Reserved)

PART II

Item 5.  Market For Registrants Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

China HGS’s common stock is quoted on the NASDAQ Global Market under the symbol “HGSH.” Prior to China HGS’s listing on the NASDAQ Global Market on September 13, 2010, its common stock was quoted on the OTC Bulletin Board under the symbol “CAHS.”

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR 2009	High Bid	Low Bid
1st Quarter Ended December 31, 2008	$0.09	$0.06
2nd Quarter Ended March 31,2009	$0.09	$0.02
3rd Quarter Ended June 30, 2009	$0.08	$0.03
4th Quarter Ended September 30, 2009	$0.65	$0.05

YEAR 2010	High Bid	Low Bid
1st Quarter Ended December 31, 2009	$2.25	$2.20
2nd Quarter Ended March 31,2010	$4.88	$4.83
3rd Quarter Ended June 30, 2010	$4.38	$4.26
4th Quarter Ended September 30, 2010	$4.18	$4.05

Holders

According to records of our transfer agent, China HGS had 309 stockholders of record as of December 21, 2010.

Dividends

All of our assets are located within the PRC. Under the laws of the PRC governing foreign invested enterprises, dividend distribution and liquidation are allowed but subject to special procedures under relevant rules and regulations. Any dividend payment is subject to the approval of the Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision, as well as foreign exchange controls.

We have never declared or paid any cash dividends on our common stock and we do not expect to pay any cash dividends in the foreseeable future. We expect to retain any earnings to support operations and to finance the growth and development of our business.  Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.  The payment of dividends from our subsidiaries to our parent company is subject to restrictions including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	34,000	$2.60	0

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management's Discussion Aad Analysis Of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

Preliminary Note Regarding Forward-Looking Statements.

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

Our Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. All of our businesses are conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 and Tier 3 cities in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of September 30, 2010, we have established operations in Southwestern Street and West Ring Road in the city of Hanzhong, and Yang County in Shaanxi Province.We are a fast-growing residential real estate developer that focuses on Tier 2 and Tier 3 cities in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control.  We planned to expand into strategically selected Tier 2 and Tier 3 cities and even some adjacent towns with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We intend to continue our expansion into additional selected Tier 2 and Tier 3 cities and counties as suitable opportunities arise. We plan to expand to more select targeted Tier 2 and Tier 3 cities including Guangyuan in Sichuan Province, Dazhou in Chongqing, and Xi’an in Shaanxi Province in the near future.

2010 Highlights

The Company significantly increased its revenue and net income both by 57% in 2010 compared with 2009. This achievement results from an effective strategy in reaction to the changes in Chinese real estate market and governmental policies, strengthened management on construction progress, strict cost control, and an enhanced marketing force to increase the public recognition of our brand.

We strategically increased the development of multi-layer buildings and reduced the development of high-rises considering the demand and consumer psychology. The multi-layer buildings are preferred by the local homebuyers in the overpriced real estate market, because they are relatively cheaper. The homebuyers do not have to share the cost of elevators and other facilities of high rises.

In addition, we expedited the construction progress. With a more effective construction management, the projects are completed on time and the costs are strictly controlled on material purchases, project tending and bidding, and construction.

RESULTS OF OPERATION

Revenues

We recognize revenue from the sales of real property in accordance with the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

We provide “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees. As a result, based on the Company’s historical experience, the Company believes that its revenue recognition policy is appropriate.

The following table summarizes revenue generated by project for the years ended September 30, 2010 and 2009, respectively:

	For the Years Ended September 30,
	2010		2009
	Revenue	%	Revenue	%	Variance	Variance%
Projects Still Under Development:
Yangzhou Pearl Garden	$26,836,824	56.70%	$5,467,358	18.16%	$21,369,466	390.86%
NanDajie (Mingzhu Xinjun)	8,228,346	17.38%	-	-	8,228,346	-
Mingzhu Nanyuan and Beiyuan	11,104,487	23.46%	5,675,863	19.94%	5,428,624	95.64%
Completed:
Central Plaza (Mingpin Plaza)	1,161,334	2.45%	12,491,174	40.22%	(11,329,840)	(90.7)%
Weinan	-	-	6,570,270	21.68%	(6,570,270)	-
Total Revenue	$47,330,991	$100%	30,204,666	100%	$17,126,325	56.70%
Sales Tax	(2,829,245)		(1,745,490)		1,083,755	62%
Revenue net of sales tax	$44,501,746		$28,459,176

Our revenues are derived from the sale of real estate in projects that we have developed and the sales of parking lots. Revenues increased by 56.7% to approximately $47.3 million for the twelve months ended September 30, 2010 from approximately $30.2 million for the twelve months ended September 30, 2009.  The $17 million increase was mainly attributable to an increase in both sales price and number of units sold in all of our four projects. In addition, the Company started selling outdoor parking lots in 2010, which increased the revenue by $565,577.

Sales taxes in 2010 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax in 2010 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. Total sales taxes were $2,829,245 and $1,745,490 for the years ended September 30, 2010 and 2009, respectively, representing an increase of 62% year over year, primarily as a result of the increase in our revenue.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	For the Years Ended September 30,
	2010		2009
	USD	Percentage	USD	Percentage	Variance	Variance %
Land use right	$4,976,095	21.10%	$2,073,452	13.75%	$2,902,643	140%
Construction cost	18,603,402	78.90%	13,010,565	86.25%	5,592,837	43%
Total	$23,579,497	100%	$15,084,017	100%	$8,495,480	56%

Our cost of sales consists primarily of costs associated with land use rights and construction costs. Cost of sales are capitalized and allocated to development projects using the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project or phase of the project times the total cost of the project or phase of the project.

Cost of sales was approximately $23.6 million for the twelve months ended September 30, 2010 compared to $15.1 million for the twelve months ended September 30, 2009. The $8.5 million increase in cost of sales was mainly attributable to increased sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the twelve months ending September 30, 2010 were $4,976,095, as compared to $2,073,452 for the twelve months ended September 30, 2009, representing an increase of $2,902,643 or 140% over costs for land use rights for the twelve months ended September 30, 2009. Costs for land use rights have increased in the past few years due to rising property prices in Hanzhong and competition from other bidders at government land auctions.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2010 were $18,603,402, as compared to $13,010,565 for the twelve months ended September 30, 2009, representing an increase of $5,592,837 or 43% compared to that of the year ended September 30, 2009.

Although total cost of real estate sales increased by 56% or $8,495,480 to $23,579,497 for the year ended September 30, 2010, compared to $15,084,017 for the year ended September 30, 2009, total cost of sales as a percentage of revenue for the year ended September 30, 2010 remained at 50%, as the profit margin is consistent with the year ended September 30, 2009..

Gross profits

Gross profit was approximately $20.9 million for the twelve months ended September 30, 2010 compared to $13.4 million for the twelve months ended September 30, 2009, an increase of $3.1 million primarily as a result of increased sales. Our overall gross profit as a percentage of revenue remained consistent as compared for the twelve months ended September 30, 2010 mainly due to increased sales and strict cost controls. The following table sets forth the gross margin of each of our Projects for the indicated period:

	For the Year Ended September 30
	2010		2009
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %
Under development:
Yangzhou Pearl Garden	$12,965,069	48%	$1,670,771	30.56%	$11,189,158	670%
NanDajie (Mingzhu Xinjun)	3,926,647	48%	-
Mingzhu Nanyuan and Beiyuan	6,311,730	56%	2,677,685	47.18%	3,179,119	119%
Completed:
Central Plaza (Mingpin Plaza)	548,048	47%	7,468,395	8.73%	(6,920,347)	-93%
Weinan	-	-	3,303,797	7.35%		0%
Sales Tax	(2,829,245)		(1,745,490)
Total Gross Profit	$20,922,249	44%	$13,375,158	44%
Total Revenue	$47,330,991		$30,204,666

Operating expenses

Total operating expenses increased to approximately $2.73 million for the twelve months ended September 30, 2010 from $1.97 million for the twelve months ended September 30, 2009. The operating expenses as a percentage of revenues remain relatively stable at around 6%. The $0.75 million increase in total operating expenses was due to the increase in administrative expenses to accommodate increased real estate project construction, as well as increases in salaries, advertising expenses to raise our brand awareness, and stock based compensation expense. In addition, we have incurred additional costs associated with being a public company.  These changes are summarized below:

	As of September 30,
	2010	2009
General and administrative expenses	$2,126,874	$1,618,926
Selling expenses	599,143	353,907
Total Operating expenses	$2,726,017	$1,972,833
Percentage of Revenue	5.76%	6.53%

Selling and Distribution Expenses

Selling and distribution expenses increased by $245,236, or 69%, to $599,143 for the year ended September 30, 2010 from $353,907 for the year ended September 30, 2009. We launched more new projects in 2010 than we did in 2009.

Selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;

(2) Staff costs, which primarily consist of salaries and sales commissions;

(3) Other related expenses.

As of September 30, 2010 we employed 60 full time sales and marketing personnel including 50 in Hanzhong City and 10 in Yang County. We expect our selling and marketing expenses to increase as we increase our sales efforts, launch more projects and expand our operations.

General and administrative expenses

For the year ended September 30, 2010, general and administrative expenses were $2,126,874, an increase of $508,257 or 31%, compared to general and administrative expenses of $1,618,926 for the year ended September 30, 2009. The increase is primarily due to the expenses incurred in connection with being a public company, as well as expenses incurred as a result of increased sales activities in 2010.

Our General and administrative expenses principally include:

(1)  Staff salaries and benefits;

(2)  Traveling and entertainment expenses;

(3)  Professional fees, such as audit and legal fees;

(4)  Stock based compensation expense, and

(5)  Other associated fees.

We expect that general and administrative expenses will increase as we expand our business and operations. In addition, as a result of going public, our Company is subject to the rules and regulations of United States securities laws, and corporate governance and internal controls. We believe that we will need to hire more personnel as our business continues to grow, and we believe that we will need to incur additional compliance costs in the near future.

Interest expense

Net interest expense was $35,670 for the twelve months ended September 30, 2010 compared to $121,372 for the twelve months ended September 30, 2009, representing a 71% decrease. The decrease of net interest expense for the twelve months ended September 30, 2010 was because the Company paid off all the short term bank loans during 2010.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the two years ended September 30, 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2010 were $847,800. Income taxes increased in fiscal 2010 by 280% to $847,800 as compared to $223,095 for the year ended September 30, 2009 as a result of our higher revenue.

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

Net income

We realized $17,312,762 in net income for the year ended September 30, 2010, a 57% or $6,255,212 increase as compared to $11,057,550 for the year ended September 30, 2009. The increase was in line with the increased sales volume for the respective periods and was attributable to our cost control policy as well. We expect to experience the ongoing positive trend in our financial performance to continue into the fiscal year 2010 and through fiscal year 2011.

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

Translation adjustments resulting from this process amounted to $941,277 and $58,191 as of September 30, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.6981 RMB to 1.00 USD as compared to 6.8376 RMB to 1.00 USD at September 30, 2009. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2010 and 2009 were 6.82135RMB and 6.8452 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

To date, we have financed our operations primarily through cash flows from operations, and to a much lesser extent borrowings from banks. As of September 30, 2010, the Company had $ 40,055,633 in working capital, an increase of $30,832,525 as compared to $9,223,108 as of September 30, 2009. The increase was primarily due to the increase of our short-term real estate property under development offset by the decrease of our customer deposits. Real estate property under development for the year ended September 30, 2010 was $37,285,592, a decrease of $5,236,695 or 12% as compared to that of prior year.

Total current assets increased to approximately $59.2 million for the twelve months ended September 30, 2010 from $27.55 million for the twelve months ended September 30, 2009. The primary changes in our current assets during this period were increases in cash and cash equivalents, restricted cash, loans to outside parties, real estate property development completed and real estate property under development.

The increase of cash and cash equivalents from $820,783 in September 30, 2009 to the amount of $12,621,845 as of September 30, 2010 was due to our decreased need for cash in support of daily operating activities and increased revenue.. The increase of loans to outside parties from $1,822,450 at September 30, 2009 to $6,748,832 as of September 30, 2010 was attributed to our financial support to strengthen the relationship with our construction material suppliers.

We classify “real estate completed” and “real estate under development” on our balance sheet into current and non-current portions based on the estimated date of completion. Real estate completed and real estate under development that we expect to be sold within one year from the Balance Sheet Date are classified as current assets. At September 30, 2010, the current portion of real estate property completed increased by $8.5 million to $10,922,339 and the current portion of real estate property under development increased by $5.9 million to $28,021,880, primarily resulting from the completion of buildings of Mingzhu Garden, NanDajie, and Yangzhou Pearl Garden projects.

The current portion of customer deposits decreased slightly from $14.9 million at September 30, 2009 to $12.4 million at September 30, 2010. Customer deposits expected to be recognized as revenue over a year of the balance sheet date are considered as long term liabilities, $1,370,629 and $0 as of September 30, 2010 and 2009, respectively.

Our total current liabilities as of September 30, 2010 totaled $19.2 million, representing a 5% increase compared to $18.3 million in fiscal 2009. The increase in current liabilities was due to the increase of other payables, accrued expenses and taxes payable. Based on our current operating plan, we believe that existing cash and cash equivalents balances, as well as cash forecast by management to be generated by operations will be sufficient to meet our working capital and capital requirements for our current operations.

In order to fully implement our business plan, however, we may need to require capital contributions far in excess of our current asset value. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results for the fiscal year ended September 30, 2010 to the fiscal year ended September 30, 2009, is summarized as follows:

	As of September 30,
	2010	2009	Variance
Net cash provided by (used in) operating activities	$12,253,101	$(722,835)	12,975,936
Net cash used in investing activities	$(7,696)	$(376,898)	(369,202)
Net cash used in financing activities	$(674,353)	$(203,063)	(471, 290)
Effect of changes of foreign exchange rate on cash	$230,010	$2,520
Net increase (decrease) in cash and cash equivalent	$11,801,062	$(1,300,276)	13,101,339
Cash and cash equivalent, beginning of year	$820,783	$2,121,060
Cash and cash equivalent, end of year	$12,621,845	$820,783	11,801,062

Operating activities

Net cash used in operating activities during the twelve months ended September 30, 2010 was $12,253,101, consisting of net income of $17,312,762, noncash adjustments of $114,456 offset by net changes in our operating assets and liabilities due to our expanded operating activities, including an increase in restricted cash of $493,208, an increase in loans to outside parties of $4,807,282 which were made in order to maintain good relationships with the suppliers, an increase in real estate property completed of $8,327,290, a decrease in real estate property under development of $6,011,679 due to the completion of three projects during the year, decreased customer deposits in the amount of $888,119 which we were able to recognize as revenue because all conditions for revenue recognition were met, increased tax payable of $2,456,598 due to an increase in our net income, and increased accrued expense of $772,007. The increase of the cash provided by operating activities is mainly attributable to the decrease in real estate property under development and the increase in tax payable. The decrease in real estate property is due to the increased completion of buildings of Yangzhou Pearl Garden, Mingzhu Garden (Mingzhu Nanyuan), and NanDajie (Mingzhu Xinju). The increase in tax payable results from the increase in revenue.

Net cash used in operating activities during the twelve months ended September 30, 2009 was $722,835, consisting of net income of $11,057,550 ,add back noncash adjustments of $66,898 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including decrease in our restricted cash of $185,205, increase in our loans to outside parties of $1,549,723 in order to maintain good relationship with these independent contractors, decrease of our real estate property completed of $11,287,430 due to our increased sales revenues, increase of our real estate property under development of $19,742,469 because of our increased land acquisition costs as well as construction costs incurred related to some new projects launched during the year,  decrease of advance from customers in the amount of $2,539,616  which  was attributable to recognition of the related amounts as revenues after meeting all conditions of revenue recognition method.

Net cash provided by operating activities at September 30, 2010 was $12,253,102 compared with a net use of cash of $722,835 at September 30, 2009, a net increase of $12,975,936 compared to the same period in 2009.

Investing activities

Cash flows used in investing activities were $7,679 in the twelve months ended September 30, 2010, compared to $376,898 in the twelve months ended September 30, 2009. Cash flows used in investing activities in the twelve months ended September 30, 2010 decreased by $369,202 or 98% compared to the same period in 2009 as a result of fewer purchases of property and equipment.

Financing activities

Cash flows used in financing activities amounted to $674,353 in the twelve months ended September 30, 2010, which was the repayment of our bank loan. Cash flows used in financing activities amounted to $203,063 in the twelve months ended September 30, 2009, which consisted of the repayment of shareholder loans of $483,263, repayment of our bank loan by $204,523 and offset by shareholder capital contribution in the amount of $439,722. Cash flows used in financing activities for the year ended September 30, 2010 increased by $471,290 or 232% compared to the same period in 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Critical Accounting Policies and Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements. These policies should be read in conjunction with Note 2 of the Notes to consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the financial statements of the Company and its subsidiaries China HGS Investment Inc., Shaanxi Hanguangsha Management and Consultation Limited Company and the variable interest entity Shaanxi Guangsha Investment and Development Group Co., Ltd. All significant inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Revenue Recognition

We recognize revenue from the sales of real property in accordance with the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

We provide “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property.  The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Property” evidencing that title to the property has been transferred to the buyer has been obtained from the relevant government authority which can take from six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees. As a result, based on the Company’s historical experience, the Company believes that its revenue recognition policy is appropriate.

Customer Deposits

The classification of customer deposits as current liabilities or long term liabilities is subject to our estimation on whether we expect to be able to recognize these deposits as revenue within one year of the balance sheet date. We convert the customer deposits to revenue when the homebuyers or banks pay off the balance, and then the certificates of the ownership are delivered to the homebuyers or the banks.

Loan to outside parties:

We periodically evaluate the collectability of loans to outside parties and maintain an allowance for doubtful accounts ($7,037 and $0 as of September 30, 2010 and 2009) for estimated losses resulting from the inability of outside parties to pay back the loans. Loans with aging over one year are booked as allowance for doubtful accounts. If the balance of the loans over a year is big, our estimates of the collectability of loans could be material to our financial statements.

Stock-based compensation

We grant stock options for shares in the Company’s common stock to our directors. For additional discussion, see Note 11, “Stock Options,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

The compensation expense for stock-based awards is adjusted for an estimated impact of forfeitures and is recognized over the expected term of the award under a graded vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted when the measurement date is certain. We also use the Black-Scholes option pricing model to determine the fair value of the option component of employee stock purchase plan shares. The determination of the fair value of stock-based awards using the option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, projected and actual employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures and expected dividends.

We estimate the expected term of stock options granted by calculating the average term from our historical stock option exercise experience. We do not anticipate paying any cash dividends in the foreseeable future, and therefore we use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We use implied volatilities from traded options of the Company’s common stock and historical volatilities of the Company’s common stock to estimate volatility over the expected term of the awards.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Real Estate Under Development/Real Estate Completed

The real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value in accordance to ASC 360-10. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. Impairment analyses are based on our estimated sales and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding estimated sales and capital requirements that could differ materially from actual results.

We classify “real estate completed” and “real estate under development” on our balance sheet into current and non-current portions based on the estimated date of completion. Real estate completed and real estate under development that we expect to be sold within one year from the Balance Sheet Date are classified as current assets.

Income taxes

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the years ended September 30, 2010 and 2009. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future, Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority.  Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in which period the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data
CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China HGS Real Estate Inc.
(Formerly China Agro Sciences Corp.)

We have audited the accompanying consolidated balance sheet of China HGS Real Estate Inc. (formerly China Agro Sciences Corp.) as of September 30, 2010, and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2010. China HGS Real Estate Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China HGS Real Estate Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ Friedman, LLP
Marlton, New Jersey
December 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China HGS Real Estate Inc.
(Formerly China Agro Sciences Corp.)

We have audited the accompanying consolidated balance sheet of China HGS Real Estate Inc. (formerly China Agro Sciences Corp.) as of September 30, 2009 , and the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2009. China HGS Real Estate Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China HGS Real Estate Inc. as of September 30, 2009, and the results of its operations and its cash flows for the year ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey
December 21, 2009

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$12,621,845	$820,783
Restricted cash	923,245	412,373
Loans to outside parties, net	6,748,832	1,822,450
Real estate property development completed	10,922,339	2,392,003
Real estate property under development	28,021,880	22,094,570
Other current assets	12,436	11,557

Total current assets	59,250,577	27,553,736

Property, plant and equipment, net	665,589	713,008
Real estate property under development, net of current portion	9,263,712	20,427,717

Total Assets	$69,179,878	$48,694,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$-	$672,751
Accounts payable	810,179	730,838
Other payables	1,061,725	520,269
Construction deposits	72,955	-
Customer deposits	12,424,261	14,900,334
Accrued expenses	914,573	125,742
Taxes payable	3,911,251	1,380,694

Total current liabilities	19,194,944	18,330,628

Customer deposits, net of current portion	1,370,629	-
Construction deposits, net of current portion	458,783	500,878

Total liabilities	21,024,356	18,831,506

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
September 30, 2010 and 2009	$45,050	$45,050
Additional paid-in capital	17,670,927	17,632,348
Statutory surplus	4,065,393	2,330,259
Retained earnings	23,482,159	7,904,531
Accumulated other comprehensive income	2,891,993	1,950,767

Total stockholders' equity	48,155,522	29,862,955

Total Liabilities and Stockholders' Equity	$69,179,878	$48,694,461

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2010	2009
Real estate sales	$47,330,991	$30,204,666
Sales tax	2,829,245	1,745,490
Cost of real estate sales, exclusive of depreciation	23,579,497	15,084,017
Gross profit	20,922,249	13,375,159
Operating expenses
Selling and distribution expenses	599,143	353,907
General and administrative expenses	2,126,874	1,619,235
Total operating expenses	2,726,017	1,973,142
Operating income	18,196,232	11,402,017
Interest expense - net	35,670	121,372
Income before income taxes	18,160,562	11,280,645
Provision for income taxes	847,800	223,095
Net income	$17,312,762	$11,057,550
Other comprehensive income
Foreign currency translation adjustment	$941,227	$58,191
Comprehensive income	$18,253,989	$11,115,741
Basic and diluted income per common share
Basic	$0.38	$0.28
Diluted	$0.38	$0.28
Weighted average common shares outstanding
Basic	45,050,000	39,513,836
Diluted	45,057,527	39,513,836

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock Shares	Par value $0.001 Amount	Additional Paid-in Capital	Statutory Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at October 1, 2008	39,000,000	$39,000	$127,682	$2,023,641	$14,224,594	$1,892,575	$18,307,491

Capital Contribution
- cash contribution			439,722				439,722
- dividends converted to capital			5,483,508		(5,483,508)		-
- retained earnings converted to capital			10,788,349		(10,788,349)		-
- surplus converted to capital			799,137	(799,137)			-
Appropriation of statutory reserve				1,105,755	(1,105,755)		-
Acquisition of China Agro Sciences Corp.	6,050,000	6,050	(6,050)				-
Net income for the year					11,057,550		11,057,550
Foreign currency translation adjustments						58,192	58,192

Balance at September 30, 2009	45,050,000	45,050	17,632,348	2,330,259	7,904,531	1,950,767	29,862,955

Stock-based Compensation			38,579				38,579
Appropriation of statutory reserve				1,735,134	(1,735,134)		-
Net income for the year	-				17,312,762	-	17,312,762
Foreign currency translation adjustments						941,226	941,2276
Balance at September 30, 2010	45,050,000	$45,050	$17,670,927	$4,065,393	$23,482,159	$2,891,993	$48,155,522

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
(FORMERLY CHINA AGRO SCIENCES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2010
Cash flows from operating activities
Net income	$17,312,762	$11,057,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	68,840	66,589
Loss on disposal of property and equipment	-	309
Stock based compensation	38,579	-
Provision for losses on loans to outside parties	7,037	-

Changes in assets and liabilities:
Restricted cash	(493,208)	185,205
Accounts receivable	-	7,304
Loans to outside parties	(4,807,282)	(1,549,723)
Real estate property development completed	(8,327,290)	11,287,430
Real estate property under development	6,011,679	(19,742,469)
Other current assets	(484)	(42,686)
Accounts payables	62,961	(523,516)
Other payables	18,961	(54,137)
Customer deposits	(888,119)	(2,539,616)
Construction deposits	20,059
Accrued expenses	772,007	85,264
Taxes payable	2,456,598	1,039,661
Net cash provided by (used in) operating activities	$12,253,102	$(722,835)

Cash flow from investing activities
Purchase of property and equipment	(7,696)	(376,898)

Cash flow from financing activities
Repayment of shareholder loans	-	(438,263)
Repayment of short-term loans	(674,353)	(204,523)
Capital contribution	-	439,722
Net cash used in financing activities	$(674,353)	$(203,063)

Effect of changes of foreign exchange rate on cash and cash equivalent	230,010	2,520
Net increase (decrease) in cash and cash equivalents	11,801,062	(1,300,276)
Cash and cash equivalents, beginning of year	820,783	2,121,060
Cash and cash equivalents, end of year	$12,621,846	$820,783
Supplemental disclosures of cash flow information:
Interest paid	$45,610	$109,420
Income taxes paid	$257,217	$14,002

Non-cash financing activities:
Capital contribution converted from dividend payable	$-	$5,483,508
Capital contribution converted from retained earnings	$-	$10,788,349
Capital contribution converted from surplus	$-	$799,137

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS” or “we”, “our”, “us”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida. We were incorporated under the name M-GAB Development Corporation in March 2001.  From inception through early 2003, our business was the development, marketing, and distribution of an interactive travel brochure.  On May 16, 2003, we filed an election to be treated as a business development company under the Investment Company Act of 1940, which became effective on the date of filing.  However, we never made any investments into eligible portfolio companies.

On August 21, 2009, a Share Exchange Agreement (“Share Exchange”) was entered into by and among the Company, Rising Pilot, Inc., a British Virgin Islands company (the “HGS Shareholder”), and China HGS Investment Inc., a Delaware corporation and wholly-owned subsidiary of the HGS Shareholder (“HGS Investment).

Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS in exchange for 14,000,000 shares of the Company’s common stock.  The closing of the Share Exchange transaction occurred on August 31, 2009.  As a result of the Share Exchange, HGS Investment became a wholly-owned subsidiary of the Company. After the consummation of the Share Exchange transaction, the Company changed its name to China HGS Real Estate, Inc.

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, the CEO of Guangsha and his management team an aggregate of 25,000,000 shares of the Company’s common stock.

Prior to and in conjunction with the consummation of the Share Exchange, the Company entered into a purchase and sale agreement with Mr. Zhengquan Wang, the Company’s former CEO, pursuant to which, Mr. Wang returned 14,000,000 shares of the Company’s common stock to the Company in exchange for the business and assets of Dalian Holding Corp., a Florida corporation and wholly-owned subsidiary of the Company.  In addition, Mr. Wang assumed all the liabilities of Dalian Holding and released the Company from any and all claims, known or unknown, with regard to such liabilities.

As a result of the Share Exchange transaction, the shareholders of Guangsha acquired the majority of the equity in the Company. In addition, the original officers and directors of the Company resigned from their positions and new directors and officers affiliated with Guangsha were appointed ten days after the notice pursuant to Rule 14f-1 was mailed to the Company’s shareholders of record.

The transaction has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, HGS Investment and its subsidiaries are treated as the continuing entity for accounting purposes.

HGS Investment is a Delaware corporation and owns 100% of the equity interest in Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly owned foreign entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, in November 2007 it entered into certain exclusive contractual agreements with Guangsha. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha and its operations. Accordingly, management believes that Guangsha should be consolidated under ASC 810.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP  requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition for long term contracts, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates

Fair value of financial instruments

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

The carrying amounts of financial instruments consist of cash and cash equivalents, restricted cash, loans to outside parties, other current assets, short-term loans, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term maturity of these instruments.

Revenue recognition

Real estate sales are recognized in accordance with the ASC 360-20 “Real Estate Sales”.

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

We provide “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees. As a result, based on the Company’s historical experience, the Company believes that its revenue recognition policy is appropriate.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating subsidiaries is Renminbi (“RMB”), the currency of the PRC. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	2010	2009
Year end RMB : USD exchange rate	6.6981	6.8376
Annual average RMB : USD exchange rate	6.8214	6.8452

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Total cash at September 30, 2010 and September 30, 2009 amounted to $12,621,845 and $820,783, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses to date as a result of this policy.

Restricted Cash

The cash is restricted by the banks that provide mortgage loans to the home buyers before obtaining the certificates of ownership of the properties as collaterals. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the years ended September 30, 2010 and 2009, the provision for losses on loans to outside parties was $7,037 and $0.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use right leases with various terms from PRC government. The cost of land use right is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project (or phase of the project) times the total cost of the project (or phase of the project).

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, and etc. Once the projects are completed, the amenities are under control of the property management companies. In accordance to ASC 360-10, real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account of several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the years ended September 30, 2010 and 2009, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally expensed in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

Buildings	39 years
Machinery and office equipment	5-10 years
Vehicles	8 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the net carrying amount of the asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Maintenance, repairs and minor renewals are charged directly to expense as incurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the years ended September 30, 2010 and 2009.

Customer deposits

Customer deposits consist of amounts received from customers relating to the sale of residential units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a  liability until the revenue can be recognized.

Property warranty

We provide customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company regularly monitors the warranty reserve and makes adjustments, if necessary, in order to reflect the changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2010 and 2009, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Construction Deposits

Construction deposits are the warranty deposits the real estate contractors provide to the Company upon signing the construction contracts. The Company can use such deposits to reimburse customers in the event of customer claims due to construction defects.  The remaining balance of the deposits are returned to the contractors when the terms of the after-sale property warranty expires, which normally occurs within two to five years after the date of the deposit.

Stock-based compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, Compensation - Stock compensation, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

Stock-based compensation expense is recognized based on awards expected to vest.  U.S. GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the years ended September 30, 2010 and 2009.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2010 and 2009.

Land appreciation tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates ranging from 30% to 60% on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures including borrowing costs and all property development expenditures. LAT is exempted if the appreciation values do not exceed certain thresholds specified in the relevant tax laws.

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, NanDajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yangxian, where the project Yangzhou Pearl Garden is located, requires a tax rate of 0.5%.

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2010 and 2009 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2010 and 2009, the Company recorded advertising expenses of $52,574 and $25,325, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses various suppliers and sells to a wide range of customers. No single customer accounted for more than 10% of revenue for the years ended September 30, 2010 and 2009. One supplier accounted for 38% and 12 % of project expenditures for the years ended September 30, 2010 and 2009, respectively.

Reclassification

Real estate property under development and construction deposits in the 2009 consolidated financial statements have been reclassified to conform to the presentation used in the 2010 consolidated financial statements. Real estate property under development is divided into short term and long term portions. Construction deposits are reclassified from other payables.

Recent accounting pronouncements

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46 (R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is required to adopt this guidance for the quarter ending December 31, 2010. The Company has determined the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3.  RESTRICTED CASH

The cash is restricted by the banks that provide mortgage loans to the home buyers before obtaining the certificates of ownership of the properties as collaterals. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of September 30, 2010 and 2009, the balances of restricted cash totaled $923,245 and $412,373, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS TO OUTSIDE PARTIES

In order to control the development costs and maintain good relationships with suppliers, the Company makes cash advances to its long-term contractors to support their occasional short-term working capital needs. These advances bear no interest and they are due on demand. As of September 30, 2010 and September 30, 2009, the Company had outstanding loans to outside parties in the amount of $6,748,832 and $1,762,022, respectively.  All these loans net of allowance are considered collectible based on the Company’s past experience.

NOTE 5.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2010 and 2009:

	Balance as of
	September 30, 2010	September 30, 2009
Development completed
Mingzhu Garden (Mingzhu Nanyuan)	$439,146	$-
Nan Dajie (Mingzhu Xinju)	1,950,967
Yangzhou Pearl Garden	6,714,977
Central Plaza	1,817,250	2,392,003
Real estate property development completed	$10,922,340	$2,392,003

Under development:
Mingzhu Garden (Mingzhu Nanyuan) & Mingzhu Beiyuan	$16,174,674	$12,988,371
Nan Dajie	6,663,618	6,641,363
Yangzhou Pearl Garden	14,447,300	22,892,553
Real estate property under development	$37,285,592	$42,522,287

Short Term	$28,021,880	$22,094,570
Long Term	9,263,712	20,427,717
	$37,285,592	$42,522,287

As of September 30, 2010 and December 2009, land use rights included in the real estate property under development totaled $13,934,195 and $14,261,781, respectively.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2010 and 2009, the detail of property, plant and equipment was as follows:

	As of September 30,
	2010	2009
Buildings	$357,407	$350,115
Machinery	30,382	29,762
Office equipment	40,038	43,389
Automobiles	400,711	384,857
Total	828,538	808,123

Less: accumulated depreciation	162,949	95,115

Property, plant and equipment, net	$665,589	$713,008

Depreciation expense for the years ended September 30, 2010 and 2009 was $68,840 and $66,589, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	As of September 30,
	2010	2009
Real estate property under development
Mingzhu Garden	$9,789,559	$7,473,345
Yangzhou Pearl Garden	4,005,331	7,426,989

Total	$13,794,890	$14,900,334

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties by mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the rest funding to the Company upon sales. The banks hold the properties as collaterals for customers’ mortgage loans. If the customers default, the bank will possess the collateralized properties. The banks have no recourse to the Company for customers’ default.

NOTE 8.  SHORT-TERM LOANS

Short term bank loans represent amounts due to a local bank and are due on the dates indicated below. The Company has paid off all short term bank loans during 2010. Short-term bank loans at September 30, 2009 consisted of the following:

Balance as of September 30,
2009

a) Loan payable to Hanzhong City Credit Bank	$87,750
10 month term from 12/26/2008 to 10/26/2009,
a fixed interest rate of 0.7523% per month

b) Loan payable to Hanzhong City Credit Bank	585,001
one year term from 8/14/2009 to 8/13/2010,
a fixed interest rate of 0.7080% per month

Total	$672,751

Interest expense for the above short term loans totaled $45,610 and $109,420 for the years ended September 30, 2010 and 2009, respectively.

NOTE 9. CONSTRUCTION DEPOSITS

Construction deposits represent warranty deposits from contractors which are refunded upon satisfaction of claim-free warranty on completed projects. The Company has the right to seek recourse for losses due to construction defects from the construction deposits. Construction deposits were $531,738 and $500,878 as of September 30, 2010 and 2009, respectively.

NOTE 10. OTHER PAYABLES

Other payables consist of accrued expenses, employee benefits payable, and property transfer taxes received from customers.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK OPTIONS

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock.  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of September 30, 2010, 50% of the option awards have vested.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.60%
Expected life of the options	5 years
Expected volatility	133%
Expected dividend yield	0%

The fair value of options granted was $77,157 utilizing the Black Sholes model The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in Years	Value
Outstanding, September 30, 2009	-	$-	-	$-
Granted	34,000	2.60	5	77,157
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	34,000	$2.60	5	$77,157

Total stock-based compensation expense recognized in the period ended September 30, 2010 and 2009, was $38,579 and $-0-, respectively. As of September 30, 2010, there was approximately $38,579 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense when vested.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. TAXES

(A) Business sales tax

The Company is subject to 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize 5% of the sales tax on estimated revenue, and file tax return based on the actual result.

(B) Corporate income taxes (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a new statutory rate of 25%, effective January 1, 2008, on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yangxian is 1.25% on revenue. For the year ended September 30, 2010 and 2009, the Company’s assessed income taxes were $847,800 and $223,095, respectively.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2010 and 2009:

	For the years ended September 30,
	2010	2009
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	-20.3%	-23.0%

Effective tax rate	4.7%	2.0%

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, , the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates.

For the years ended September 30, 2010 and 2009, the Company has made full payment for LAT with respect to properties sold up to September 30, 2010 in accordance with the requirements of the local tax authorities.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. TAXES (Continued)

(D) Taxes payable consisted of the following:

	2010	2009

CIT	$601,450	$-
Business tax	2,904,529	1,106,713
Other taxes and fees	405,271	273,981

Total taxes payable	$3,911,250	$1,380,694

NOTE 13.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2010 and 2009, the balance of statutory surplus reserve was $ 4,065,393 and $2,330,259, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2010 and 2009.

NOTE 14. CONTINGENCY

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Itwm 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and board of directors; and

3.      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of the Evaluation Date based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the Evaluation Date, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of the Evaluation Date, we have concluded that our internal controls over financial reporting were ineffective.

The Company’s assessment identified certain material weaknesses which are set forth below:

The Company’s internal control function is significantly deficient due to insufficient qualified resources and appropriate systems to enforce such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively;

There is a lack of sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.  The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions described below:

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

(c) Changes in Internal Controls over Financial Reporting

The management of the Company is committed to improving the internal controls over financial reporting. As part of this commitment, the Company has prepared and implemented certain written policies and procedures in an effort to establish a proper internal control environment.  The Company also established the adequate corporate governance oversight by appointing three independent members to the Company’s board of directors. In addition, the Company is seeking to hire additional personnel in the accounting department to strengthen its internal controls and oversee the accuracy of the accounting records

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and internal controls over financial reporting on an ongoing basis. The Company is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The following is the appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies:

•
We are evaluating the roles of our existing accounting personnel in an effort to realign the responsibility of our accounting staffs in China and monitor the implementation of our accounting and internal control procedures;

•
We plan to engage an outside, independent internal control consultant to assist us in addressing the aforementioned deficiencies by designing a more appropriate and effective internal control structure;

•	We will increase our accounting and financial reporting personnel resources by retaining additional accounting professionals with appropriate U.S. GAAP knowledge;

Item 9B:  Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item with respect to the Company’s directors is incorporated by reference from the Proxy Statement under the section entitled “Election of Directors.” The information required by this Item with respect to the Company’s executive officers is incorporated by reference from the Proxy Statement under the section entitled “Executive Officers” and “Board of Directors Meetings and Committees.” The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference from the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding the Company’s corporate governance is incorporated by reference from the Proxy Statement.

Code of Conduct

On January 22, 2010, the Board of Directors adopted a Code of Conduct which sets forth the standards by which the Company’s employees, officers and directors should conduct themselves. The Code of Conduct is filed as an exhibit to this Annual Report.  The Company will disclose any amendment to the Code of Conduct or waiver of a provision of the Code of Conduct that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, and any other person performing similar functions and relates to certain elements of the Code of Conduct, including the name of the officer to whom the waiver was granted.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accountants.”

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

3. Exhibits

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws (1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (4)
10.3	Independent Director Agreement between China HGS Real Estate Inc. and H. David Sherman(2)
10.4	Independent Director Agreement between China HGS Real Estate Inc. and Gordon Silver(2)
10.5	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen(2)
10.6	Form of Indemnification Agreement(2)
14	Code of Conduct(5)
21	List of subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated herein by reference to the SB-2 Registration Statement filed on August 31, 2001.
(2) Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed on August 16, 2010
(3) Incorporated herein by reference to the current report on Form 8-K filed on August 21, 2009.
(4) Incorporated herein by reference to the current report on Form 8-K filed on September 18, 2009
(5) Incorporated herein by reference to the current report on Form 8-K filed on January 22, 2010

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 28, 2010	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaojun Zhu, his and her true and lawful attorneys-in-fact, each with full power of substitution, for him and her, in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Xiaojun Zhu	President, Chief Executive Officer Chief Financial Officer	December 28, 2010
Xiaojun Zhu	(Principal Financial and Accounting Officer)

/S/ Shenghuei Luo	Director	December 28, 2010
Shenghuei Luo

/S/ Gordon H. Silver	Director	December 28, 2010
Gordon H. Silver

/S/ H. David Sherman	Director	December 28, 2010
H. David Sherman

/S/ Yuankai Wen	Director	December 28, 2010
Yuankai Wen