Form 10-Q
period 2010-12-31
CHINA HGS REAL ESTATE INC.
filed 2011-02-22
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2010

Commission File Number: 001-34864

CHINA HGS REAL ESTATE, INC.
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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 18, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Decemeber 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,462,790	$12,621,845
Restricted cash	983,760	923,245
Loans to outside parties, net	2,603,144	6,748,832
Real estate property development completed	10,984,453	10,922,339
Real estate property under development	27,958,716	28,021,880
Other current assets	35,588	12,436

Total current assets	60,028,451	59,250,577

Property, plant and equipment, net	656,377	665,589
Real estate property under development, net of current portion	14,902,512	9,263,712

Total Assets	$75,587,340	$69,179,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$744,153	$810,179
Other payables	353,293	1,061,725
Construction deposits	171,566	72,955
Customer deposits	18,821,174	12,424,261
Accrued expenses	900,322	914,573
Taxes payable	3,198,494	3,911,251

Total current liabilities	24,189,002	19,194,944

Customer deposits, net of current portion	2,336,835	1,370,629
Construction deposits, net of current portion	366,752	458,783

Total liabilities	26,892,589	21,024,356
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
December 31, 2010 and September 30, 2010	$45,050	$45,050
Additional paid-in capital	17,678,642	17,670,927
Statutory surplus	4,065,393	4,065,393
Retained earnings	23,385,866	23,482,159
Accumulated other comprehensive income	3,519,800	2,891,993

Total stockholders' equity	48,694,751	48,155,522

Total Liabilities and Stockholders' Equity	$75,587,340	$69,179,878

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
	Three months ended December 31,
	2010	2009

Real estate sales	$135,952	$11,054,103
Sales tax	(55,039)	(663,246)
Cost of real estate sales, exclusive of depreciation	79,783	5,552,590
Gross profit	1,130	4,838,267

Operating expenses
Selling and distribution expenses	30,915	299,081
General and administrative expenses	71,146	817,230
Total operating expenses	102,061	1,116,311

Operating (loss) income	(100,931)	3,721,956

Interest expense – net	(6,335)	14,752
Income before income taxes	(94,596)	3,707,204

Provision for income taxes	1,699	138,176
Net (loss) income	$(96,295)	$3,569,028

Other comprehensive income
Foreign currency translation adjustment	$627,807	$1,136

Comprehensive income	$531,512	$3,570,164

Basic and diluted income per common share
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,059,434	45,050,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended December 31,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(96,295)	$3,569,028
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation	17,750	14,246
Stock Based Compensation	7,716	-
Loss on Disposal of Property, Plant and Equipment	-	2,861

Changes in assets and liabilities:
Restricted cash	(48,064)	(201,068)
Loans to outside parties	4,198,710	(2,194,256)
Real estate property development completed	79,783	(3,676,043)
Real estate property under development	(5,046,819)	3,618,875
Other current assets	(22,799)	(16,823)
Accounts payables	(75,966)	142,141
Other payables	(716,308)	92,647
Customer deposits	7,123,569	(1,095,034)
Deposit of Construction	(357)	-
Accrued expenses	(25,972)	638,308
Taxes payable	(757,482)	314,761
Net cash provided by operating activities	4,637,467	1,209,643

Cash flow from investing activities
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flow from financing activities
Repayment of short-term loans	-	(87,770)
Net cash provided by (used in ) financing activities	-	(87,770)

Effect of changes of foreign exchange rate on cash and cash equivalents	203,479	(143)

Net increase in cash and cash equivalents	4,840,945	1,121,730

Cash and cash equivalents, beginning of period	12,621,845	820,783

Cash and cash equivalents, end of period	$17,462,790	$1,942,513

Supplemental disclosures of cash flow information:
Interest paid	$-	$13,337
Income taxes paid	$32,900	$31,411

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions or what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted cash, other current assets, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits are received in cash.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Real estate sales are recognized in accordance with ASC 360-20 “Real Estate Sales”.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Ownership has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

During the quarter ended December 31, 2010, a new policy implemented by the Hanzhong City Local Taxation Bureau significantly impacted the timing of the Company’s revenue recognition during the quarter.  The Company recognizes revenue when it delivers the keys to the apartment to the buyer together with the property sales invoice obtained from the Hanzhong City Local Taxation Bureau. The property sales invoice contains the final construction area, determines the final sales price, and therefore is the required document to recognize revenue.  Historically, the Company was able to obtain batches of manual invoices from the government and then deliver them to the buyers at the time of the sale. The new rules require all property sales information to be entered into the Hanzhong City Local Taxation Bureau’s website which then generates the property sales invoices.  Although the Local Taxation Bureau adopted this new procedure in November 2010, its website has not yet been completed and consequently, the Company is unable to obtain the required property sales invoices and therefore, is unable to finalize the sale transactions and recognize sales revenue.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For three months ended December 31,
	2010	2009
Period end RMB : USD exchange rate	6.6118	6.8372
Three months average RMB : USD exchange rate	6.66702	6.83603

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use right leases with various terms from PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

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

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. In accordance with GAAP, real estate property development completed and under development is subject to impairment when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the three months ended December 31, 2010 and 2009, respectively.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

We provide customers with warranties which cover major defects to building structures and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months ended December 31, 2010 and fiscal year ended September 30, 2010, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the three months ended December 31, 2010 and 2009, respectively.

 The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable (loss) income for the three months ended December 31, 2010 and 2009.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the Mingzhu Garden, NanDajie and Central Plaza projects are located, implements this tax rule by requiring real estate companies to prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yangxian, where the Yangzhou Pearl Garden project is located, has a tax rate of 0.5%.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December, 2009, FASB issued ASU No. 2009-17, Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standard Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No.167, Amendments to FASB Interpretation No. 46 (R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2010 and September 30, 2010:

	December 31th,	September 30th ,
	2010	2010
Development completed
Mingzhu Garden (Mingzhu Nanyuan)	$444,877	$439,146
Nan Dajie (Mingzhu Xinju)	1,976,431	1,950,967
Yangzhou Pearl Garden	6,722,174	6,714,977
Central Plaza	1,840,970	1,817,250
Real estate property development completed	$10,984,453	$10,922,340

Under development:
Mingzhu Garden (Mingzhu Nanyuan) & Mingzhu Beiyuan	$17,797,554	$16,174,674
Nan Dajie (Mingzhu Xinju)	6,793,675	6,663,618
Yangzhou Pearl Garden	18,269,998	14,447,300
Real estate property under development	$42,861,228	$37,285,592

Short Term	$27,958,716	$28,021,880
Long Term	14,902,512	9,263,712
	$42,861,228	$37,285,592

As of December 31, 2010 and September 30, 2010, land use rights included in real estate property under development totaled $8,551,209 and $$13,934,195, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31,	September 30,
	2010	2010

Mingzhu Garden (Mingzhu Nanyuan) & Mingzhu Beiyuan	$9,101,179	$9,789,559
Nan Dajie (Mingzhu Xinju)	3,730,827
Yangzhou Pearl Garden	8,326,003	4,005,331
Total	$21,158,009	$13,794,890

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateralized properties. The banks have no recourse to the Company for customers’ defaults.

NOTE 5. STOCK OPTIONS

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock.  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of December 31, 2010, 60% of the option awards have vested.

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

The fair value of options granted was $77,157 utilizing the Black Sholes model. The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activities of the Company:

	Outstanding	Exercise Price	Life in Years	Value
Outstanding, September 30, 2010	34,000	$2.60	5	$77,157
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2010	34,000	$2.60	5	$77,157

Total stock-based compensation expense recognized in the three months ended December 31, 2010 and 2009 was $7,716 and $0, respectively. As of December 31, 2010, there was approximately $30,863 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense when vested.

NOTE 6. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize 5% of the sales tax on estimated revenue, and file tax returns based on the actual result.

 (B) LAT

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

For the three months ended December 31, 2010 and 2009, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

 (C) Taxes payable consisted of the following:

	December 31,	September 30,
	2010	2010

CIT	$475,291	$601,450
Business tax	2,320,796	2,904,529
Other taxes and fees	402,407	405,271

Total taxes payable	$3,198,494	$3,911,250

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  STATUTORY SURPLUS RESERVES

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of December 31, 2010 and September 30, 2010, the balance of statutory surplus reserve was $4,065,393 and $4,065,393, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the three months ended December 31, 2010 and 2009.

NOTE 8. CONTINGENCY

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by buyers of the Company’s real estate properties for the total mortgage loan amount until the “Certificate of Ownership” has been issued to the buyers by the government, which generally takes six to twelve months. Because the banks provide loan proceeds prior to the issuance of the “Certificate of Ownership,” the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a buyer defaults on his payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by the mortgage lenders. The Company has not experienced any loss to date related to these guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2010 and 2009 and should be read in conjunction with such financial statements and related notes included in this report.

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

Our Business Overview

We conduct substantially all of our business through our subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd., in Hanzhong, Shaanxi Province. All of our business is conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer, and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 and Tier 3 cities in China, which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of December 31, 2010, we have established operations in Southwestern Street and West Ring Road in the city of Hanzhong, and Yang County in Shaanxi Province. We are a fast-growing residential real estate developer that focuses on Tier 2 and Tier 3 cities in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control.  We plan to expand into strategically selected Tier 2 and Tier 3 cities and even some adjacent towns with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We intend to continue our expansion into additional selected Tier 2 and Tier 3 cities and counties as suitable opportunities arise. We plan to expand to more select targeted Tier 2 and Tier 3 cities including Guangyuan in Sichuan Province, Dazhou in Chongqing, and Xi’an in Shaanxi Province in the near future.

Revenue Recognition

Notwithstanding substantially increased customer deposits, a new procedure implemented by the Hanzhong City Local Taxation Bureau took effect on November 1, 2010, which significantly impacted the timing of the Company’s revenue recognition during the quarter.  The Company recognizes revenue on the sale of a unit when the property sales invoice, which is obtained from the government, together with the keys is delivered to the buyer. The property sales invoice, which contains the final construction area and determines the final sales price, is required in order for the buyer to obtain the Certificate of Ownership to the unit and for the Company to recognize revenue. Historically, property sales invoices were obtained from the government manually and given to buyers at the time of sale. The new rules require all property sales information to be entered into the Hanzhong City Local Taxation Bureau’s website which then generates the property sales invoice.  Although the Hanzhong City Local Taxation Bureau adopted this new procedure on November 1, 2010, its website has not yet been completed and consequently, the Company is unable to obtain the property sales invoices and recognize the revenue. As a result, the Company was able to recognize revenue on the sale of only four units which were sold prior to the effective date of this new procedure.

Customer Deposits

As the new tax regulation delayed revenue recognition, the revenue reported in this quarter does not necessarily reflect the demand for the Company’s units. Management believes that customer deposits are a better indicator of the demand for these residential and commercial units. The down payments from buyers are recorded as customer deposits, which are typically 10%-20% of the unit price for cash sales and 30%-50% of the unit price for those customers who purchase properties with mortgage proceeds. Customer deposits as of December 31, 2010 were $21,158,009 compared to $13,794,890 at September 30, 2010.

Sales Taxes

Sales taxes consist of the following:

Type of Tax	Percent	Basis
Business Tax	5%	Taxed on Revenues
Urban Construction Tax	7%	Taxed on the amount of Business Tax
Education Surcharge Tax	3%	Taxed on the amount of Business Tax
Land Appreciation Tax(1)	0.5% or 1%(2)	Taxed on the amount of Customer Deposits
(1)
Unlike other taxes included in sales tax, land appreciation taxes are calculated on the amount of customer deposits received. Customer deposits increased substantially during the quarter thereby increasing the amount of land appreciation tax.

(2)	Land appreciation tax is assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong.

Income Taxes

In the PRC income tax is assessed on total revenue and not taxable income.  Therefore, although the Company experienced a loss under U.S. GAAP, the Company still incurred income tax.

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

We provide “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Ownership has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees. As a result, based on the Company’s historical experience, the Company believes that its revenue recognition policy is appropriate.

Notwithstanding the foregoing, the fact that the Company was unable to obtain property sales invoices because the Hanzhong City Local Taxation Bureau’s website was not available significantly impacted the timing of the Company’s revenue recognition during the quarter.  As a result, during the quarter the Company was able to recognize revenue only on four units which were sold prior to the effective date of this new procedure.

The following table summarizes our revenue generated by different projects for the three months ended December 31, 2010 and 2009, respectively:

For Three Months Ended December 31,
	2010		2009
Projects Still Under Development	Revenue	%	Revenue	%	Variance	Variance %
Yangzhou Pearl Garden	$135,952	100%	$11,054,103	100%	$(10,918,151)	-99%
Sales Tax	(55,039)		(663,246)		(608,207)	-92%
Revenue net of sales tax	$80,913		$10,390,857

Revenues decreased by 99% to approximately $135,952 for the three months ended December 31, 2010 from approximately $11.1 million for the three months ended December 31, 2009.  The $10.9 million decrease was attributable to the delay of revenue recognition caused by the inability of the Company to obtain property sales invoices from the Hanzhong City Local Taxation Bureau’s website.

Revenue relating to additional completed units for which we received customer deposits is expected to be recognized once we obtain the invoices generated by the government’s new website.  Therefore, the revenue reported during this quarter does not necessarily reflect the demand for the Company’s products. Management believes that customer deposits are a better indicator of the demand for these residential and commercial units. Down payments from buyers are recorded as customer deposits, which are typically 10%-20% of the unit price for cash sales and 30%-50% of the unit price for those customers who purchase properties with mortgage proceeds. Customer deposits as of December 31, 2010 were $21,158,009 compared to $13,794,890 at September 30, 2010.

Sales taxes

Sales taxes were $55,039 and $663,246 for three months ended December 31, 2010 and 2009, respectively, representing a decrease of 92%, primarily as a result of the decrease in our recognized revenue. Sales taxes as a percentage of revenue, however, increased from 6% to 40% primarily as a result of the increase in customer deposits during the quarter as well as decreased revenues due to the new property sales invoice procedures implemented by the Hanzhong City Local Taxation Bureau.

Cost of Sales

The following table sets forth a breakdown of our cost of sales for the periods indicated.

	For the Years Ended December 31,
	2010		2009
	USD	Percentage	USD	Percentage	Variance	Variance %
Land use right	$8,260	10.35%	$921,052	16.59%	$(912,792)	-99%
Construction cost	71,523	89.65%	4,631,538	83.41%	(4,560,015)	-98%
Total	$79,783	100%	$5,552,590	100%	$(5,472,807)	-99%

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

Cost of sales was approximately $79,783 for the three months ended December 31, 2010 compared to $5.6 million for the three months ended December 31, 2009. The $5.5 million decrease in cost of sales was mainly attributable to decreased revenue.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ending December 31, 2010 were $8,260, as compared to $921,052 for the three months ended December 31, 2009, representing a decrease of $ 912,792 or 99% over costs for land use rights. The decrease in land use rights cost is due to the delay of cost of goods sold in line with decreased revenue .

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2010 were $71,523, as compared to $4,631,538 for the three months ended December 31, 2009, representing a decrease of $4,560,015 or 98%. The decrease in construction cost is due to the delay of cost of goods sold in line with the decreased revenue .

Although total cost of real estate sales decreased by 99% or $5,472,807 to $79,783 for the quarter ended December 31, 2010, compared to $5,552,590 for the quarter ended December 31, 2009, total cost of sales as a percentage of revenue for the three months ended December 31, 2010 remains consistent as compared to the three months ended December 31, 2009 within the range of 50% to 60%.

Gross Profit

Gross profit was approximately $1,130 for the three months ended December 31, 2010 compared to $4.8 million for the three months ended December 31, 2009, a decrease of $4.8 million attributed to our decrease in revenue. Our overall gross profit as a percentage of revenues decreased to 1% in the three months ended December 31, 2010 compared to 44% in the comparable period in prior year mainly due to the decrease in revenue. The decreased revenue increased the ratio of sales tax to revenue from 6% for the three months ended December 31, 2009 to 40% for the three months ended December 31, 2010, resulting in an increase in the ratio of cost to revenue and thus a decrease in gross profit.

The following table sets forth the gross margin of each of our Projects for the indicated period:

For Three Months Ended December 31,
	2010		2009
Projects Under Development	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %
Yangzhou Pearl Garden	$56,169	41%	$5,501,513	50%	$(5,445,344)	-99%
Sales Tax	(55,039)		(663,246)
Total Gross Profit	$1,130	1%	$4,838,267	44%	$(4,837,137)	-100%
Total Revenue	$135,952		$11,054,103

Operating Expenses

Total operating expenses decreased by $1,014,250 to $102,061 for the three months ended December 31, 2010 from $1,116,311 for the three months ended December 31, 2009 as a result of a decrease in general and administrative expenses of $746,084 and a decrease in selling expenses of $268,166.  Approximately $470,000 of the decrease in general and administrative expenses is attributable to the fact that, unlike the comparable period in 2009, the Company did not accrue any management bonuses this quarter because of the reduction in revenue. Approximately $196,000 of the decrease in general and administrative expense is due to reverse acquisition costs incurred in the first quarter of 2009.  The reverse acquisition costs for the first quarter of 2009 were $196,000 compared to $0 in 2010. In addition, the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 was credited to general and administrative expenses.

Approximately $253,000 of the decrease in our selling expense is due to reduced sales commissions as a result of the decrease in revenue.

If we add back $167,000 to our operating expense of $102,061 in 2010 and subtract the management bonus of $470,000, the sales commission of $253,000, and reverse acquisition expense of $196,000 from the total operating expenses of $1,116,311 in 2009, our operating expenses would have been approximately $269,000 and $197,000 for the quarters ended December 31, 2010 and 2009, respectively.

	As of December 31,
	2010	2009
General and administrative expenses	$71,146	$817,230
Selling expenses	30,915	299,081
Total Operating expenses	$102,061	$1,116,311
Percentage of Revenue	75.07%	10.10%

Selling and Distribution Expenses

Selling and distribution expenses decreased by $268,166, or 90%, to $30,915 for the three months ended December 31, 2010 from $299,081 for the three months ended December 31, 2009. The decrease in selling and distribution expenses was attributable to decreased sales commissions for the quarter ended December 31, 2010 as a result of the decrease in revenue. We recorded salary of $23,436 for sales personnel during the three months ended December 31, 2010, representing a decrease of $253,918, compared to $277,354 for three months ended December 31, 2009.The decrease in sales commissions is in line with the decrease in  revenue. We calculate sales commissions based upon recognized revenue. Because revenue decreased because the Company was unable to obtain property sales invoices from the government as discussed above, the related sales commissions were proportionately reduced.

Our selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;

(2) Staff costs, which primarily consist of salaries and sales commissions as well as annual bonuses; and

(3) Other related expenses.

As of December 31, 2010 we employed 60 full time sales and marketing personnel including 50 in Hanzhong City and 10 in Yang County. We expect our selling and marketing expenses to increase as we increase our sales efforts, launch more projects and expand our operations.

General and Administrative Expenses

For the three months ended December 31, 2010, our general and administrative expenses were $71,146, representing a decrease of $746,084 or 91.3%, as compared to the general and administrative expenses for the three months ended December 31, 2009. The decrease is primarily attributable to the fact that the Company accrued approximately $470,000 in bonuses for management personnel and expenses of approximately $196,000 relating to the Company's reverse merger for the three months ended December 31, 2009, compared to $0 and $0, respectively in the same period in 2010. The reduced bonus expense was a result of two factors:(1) the decrease in revenue as a result of the Company’s inability to obtain property sales invoices from the government during the three months ended December 31 ,2010; and (2) the management’s decision to accrue bonuses on a quarterly basis in 2010 instead of an annual basis . In addition, the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 was credited to general and administrative expenses.

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

Interest Expense

Interest expense was $6,335 for the three months ended December 31, 2010 compared to $14,752 for the three months ended December 31, 2009, representing a 143% decrease. The decrease of net interest expense for the three months ended December 31, 2010 due to the Company paid off all the short term bank loans during 2010.

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2010 and 2009.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expenses for the quarter ended December 31, 2010 were $1,699. Income taxes decreased by 99% as compared to $138,176 for the three months ended December 31, 2009 as a result of our lower recognized revenue.

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

Net Income (loss)

We had net loss of $96,295 for the three months ended December 31, 2010, as compared to net income of $3,569,028 for the three months ended December 31, 2009. The $3,665,323 decrease in our net income was primarily due to the regulation change by the Chinese government, which delays the recognition of our current quarter revenue to the next quarter, as further discussed above under Revenues. We expect to recognize significantly more revenue in the second quarter as the result of the delay in revenue recognition for sales of units in the current quarter.

Liquidity and Capital Resources

Current Assets and Liabilities

To date, we have financed our operations primarily through cash flows from operations. As of December 31, 2010, the Company had $35,839,449 in working capital, a decrease of $4,216,184 as compared to $40,055,633 as of September 30, 2010. The decrease was primarily due to the decrease in loans to outside parties and the increase of our customer deposits, which increases the current liability. The increase in customer deposits is primarily due to a decrease in revenue  because of the Company’s inability to obtain property sales invoices from the government’s website in the current quarter.

Total current assets increased to approximately $60 million as of December 31, 2010 from $59 million as of September 30, 2010. The primary changes in our current assets during this period were increases in cash and cash equivalents and decreases in loans to outside parties. The increase of cash and cash equivalents from $12,621,845 September 30, 2010 to the amount of $17,462,790 as of December 31, 2010 was due to our decreased need for cash in support of daily operating activities and increased revenue. The decrease of loans to outside parties from $6,748,832 at September 30, 2010 to $2,603,144 at December 31, 2010 was attributed to decrease in lending to our construction material suppliers.

Our total current liabilities as of December 31, 2010 totaled $24.2 million, representing a 26% increase compared to $19.2 million as of September 30, 2010. The increase in current liabilities was mainly due to the increase of customer deposits resulting from the increased sold units and unit prices. Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties by mortgages.

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

Cash Flow

Comparison of cash flows results for three months ended December 31, 2010 to three months ended December 31, 2009, is summarized as follows:

	Three months ended December 31,
	2010	2009
Net cash provided by operating activities	$4,637,467	$1,209,643
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(87,770
Effect of change of foreign exchange rate on cash and cash equivalent	203,478	(143)
Net cash increase in cash and cash equivalent	4,840,945	1,121,730
Cash and cash equivalent, beginning of period	12,621,845	820,783
Cash and cash equivalent, end of period	$17,462,790	$1,942,513

Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2010 amounted to $4,637,467, despite our net loss of $96,295, primarily as a result of the increase in customer deposits and the decrease in loans to outside parties. Our loans to outside parties decreased by $4,198,710 as a result of the funds received from Saibo, a major construction materials supplier.  Our real estate property under development increased by $5,046, 819 due to the Youngzhou Pearl Garden and Mingzhu Beiyuan projects.  Our customer deposits increased by$7,123,569, which was attributable to the delay in consummation of sales due to the new government procedures discussed above. Accordingly, our taxes payable decreased by $757,482 because we incurred a net loss for the three months ended December 31, 2010.

Net cash provided by operating activities during the three months ended December 31, 2009 amounted to $1,209,643, which consists of our net income of $3,569,028, adjusted for noncash items of $17,107 and offset by net changes in operating assets and liabilities.  Our increased sales increased our restricted cash by $201,068 as required by banks that provided mortgage loans to our customers.  Our loans to outside parties increased by $2,194,256 in order to maintain good relationship with our material suppliers.  Our real estate property completed increased by $3,676,043 due to several of our construction projects having been completed as scheduled, which then decreased our real estate property under development by $3,618,875 because several of our projects have been completed as of December 31, 2009.. The decrease of advances from customers in the amount of $1,095,034   was attributable to increased sales and resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition.

Financing Activities

Net cash flows used in financing activities amounted to $0 for the three months ended December 31, 2010, compared with $87,770 for the three months ended December 31, 2009, which represents the repayment of our bank loan.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Critical Accounting Policies and Management Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 2 of the notes to condensed consolidated financial statements.

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries China HGS Investment Inc., Shaanxi Hanguangsha Management and Consultation Limited Company and the variable interest entity Shaanxi Guangsha Investment and Development Group Co., Ltd. All significant inter-company balances and transactions are eliminated in consolidation.

At December 31, 2010, we determined that we are the primary beneficiary of Guangsha based on the ongoing reassessments, taking into consideration of our economic control over Guangsha; the existing contractual relationship in which all of Guangsha’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Guangsha’s expected returns and losses.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives and residual values of property and equipment and intangible assets, provision for doubtful accounts, provision necessary for contingent liabilities, fair values, revenue recognition, and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company follows the provisions of Accounting Standards  Codification ("ASC") 820, Fair Value  Measurements and Disclosures.  ASC 820 clarifies the definition of fair value,  prescribes  methods for measuring fair value,  and establishes a fair value  hierarchy  to classify  the inputs used in  measuring  fair value as follows:

Level 1 - Inputs are  unadjusted  quoted prices in active  markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets  that are not  active,  inputs  other  than  quoted  prices  that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable  inputs which reflect the reporting  entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's unaudited condensed  consolidated  financial  instruments include cash and cash  equivalents,  loans to outside parties,  Other current assets,  accounts payable, accrued expenses, customer deposits, deposit of construction and taxes payable.  Management has  estimated  that the fair value of these  financial  instruments approximate their carrying amounts due to the short-term  nature  The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits received is cash.

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

Specifically, the Company recognizes sales when delivering the property sales invoice, obtained from the government, along with the keys to the customers. The property sales invoice, which contains the final construction area and determines the final sales price, is a required document for the customers to obtain the ownership certificate. The Company’s revenue recognition policy and procedures require the receipt of this invoice before the Company will recognize the revenue, as further discussed above under Revenues.

Customer Deposits

The classification of customer deposits as current liabilities or long term liabilities is subject to our estimation on whether we expect to be able to recognize these deposits as revenue within one year of the balance sheet date. We convert the customer deposits to revenue when the homebuyers or banks pay off the balance, and the certificates of the ownership are delivered to the homebuyers or the banks.

Loan to outside parties:

We periodically evaluate the collectability of loans to outside parties and maintain an allowance for doubtful accounts ($7,260 and $7,037 as of December 31, 2010 and September 30, 2010, respectively) for estimated losses resulting from the inability of outside parties to pay back the loans. Loans with aging over one year are booked as allowance for doubtful accounts. If the balance of the loans over a year is big, our estimates of the collectability of loans could be material to our financial statements.

Stock-based compensation

We grant stock options for shares in the Company’s common stock to our directors. For additional discussion, see Note 10, “Stock Options,” of the notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

The compensation expense for stock-based awards is recognized over the expected term of the award under a graded vesting method. In addition, we record stock-based compensation expense in connection with shares issued under our employee stock purchase plan using the graded vesting method over the twenty-four month offering period.

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

Income taxes

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the years ended December 31, 2010 and 2009. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future, Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority.  Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in which period the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

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

As of December 31, 2010, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to some significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

The Company has a relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

•	We are in the process of completing a review and revision of the documentation of the Company’s internal control procedures and policies.
•
We will soon begin implementation an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•	We will implement a formal financial reporting process that includes review by our Chief Executive Officer and the full Board of Directors of financial statements prior to filing with the SEC.
•	We will increase our accounting and financing personnel resources, by retaining more U.S. GAAP knowledgeable financial professionals.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

February 22, 2011	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)