Form 10-Q
period 2011-03-31
CHINA HGS REAL ESTATE INC.
filed 2011-05-16
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and September 30, 2010	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for The Three and Six Months Ended March 31, 2011 and 2010	2
	Unaudited Condensed Consolidated Statements of Cash Flows for The Six Months Ended March 31, 2011 and 2010	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23-24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Default on Senior Securities	25
Item 4.	Reserved	25
Item 5.	Other Information	25
Item 6	Exhibits	25
	Signatures	26

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CHINA HGS REAL ESTATE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	September 30,
	2011	2010

Current assets:
Cash	$20,555,462	12,621,845
Restricted cash	1,157,734	923,245
Loans to outside parties, net	2,623,660	6,748,832
Real estate property development completed	13,048,015	10,922,339
Real estate property under development	22,860,571	28,021,880
Other current assets	2,145,852	12,436

Total current assets	62,391,294	59,250,577

Property, plant and equipment, net	643,534	665,589
Real estate property under development, net of current portion	25,776,793	9,263,712

Total Assets	$88,811,621	$69,179,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$2,075,564	$810,179
Other payables	267,310	1,061,725
Construction deposits	321,536	72,955
Customer deposits	14,701,777	12,424,261
Accrued expenses	883,652	914,573
Taxes payable	4,569,129	3,911,251

Total current liabilities	22,818,968	19,194,944

Customer deposits, net of current portion	4,563,967	1,370,629
Construction deposits, net of current portion	450,093	458,783

Total liabilities	27,833,028	21,024,356
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
March 31, 2011 and September 30, 2010	$45,050	$45,050
Additional paid-in capital	17,695,276	17,670,927
Statutory surplus	4,065,393	4,065,393
Retained earnings	35,160,994	23,482,159
Accumulated other comprehensive income	4,011,880	2,891,993

Total stockholders' equity	60,978,593	48,155,522

Total Liabilities and Stockholders' Equity	$88,811,621	$69,179,878

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Real estate sales	$26,222,848	$13,906,537	$26,358,800	$24,960,640
Sales tax	(1,458,600)	(870,180)	(1,513,639)	(1,533,426)
Cost of real estate sales	12,076,181	7,383,888	12,155,964	12,936,478
Gross profit	12,688,067	5,652,469	12,689,197	10,490,736

Operating expenses
Selling and distribution expenses	133,625	144,090	164,540	443,170
General and administrative expenses	253,459	243,525	324,605	1,060,754
Total operating expenses	387,084	387,615	489,145	1,503,924

Operating income	12,300,983	5,264,854	12,200,052	8,986,812

Interest (income) expense - net	(12,556)	13,242	(18,891)	27,994
Other expenses (income) - net	4,498	(293)	4,498	(293)
Income before income taxes	12,309,041	5,251,905	12,214,445	8,959,111

Provision for income taxes	533,911	263,300	535,610	401,476
Net income	$11,775,130	$4,988,605	$11,678,835	$8,557,635

Other comprehensive income
Foreign currency translation adjustment	$492,080	$5,328	$1,119,887	$6,464

Comprehensive income	$12,267,210	$4,993,933	$12,798,722	$8,564,099

Basic and diluted income per common share
Basic	$0.26	$0.11	$0.26	$0.19
Diluted	$0.26	$0.11	$0.26	$0.19

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,059,633	45,054,717	45,054,708

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$11,678,835	$8,557,635
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	35,732	31,392
Stock Based Compensation	24,350	23,147
Loss on Disposal of Property, Plant and Equipment	-	2,861
Changes in assets and liabilities:
Restricted cash	(213,138)	(613,537)
Loans to outside parties	4,228,851	(3,461,293)
Real estate property development completed	(1,878,898)	(5,261,940)
Real estate property under development	(10,472,596)	6,095,614
Other current assets	(2,114,012)	67,568
Accounts payables	1,237,140	174,213
Other payables	(809,420)	138,495
Customer deposits	5,134,172	(1,845,009)
Construction Deposits	226,653	-
Accrued expenses	(48,813)	572,652
Taxes payable	570,435	1,303,968
Net cash provided by operating activities	7,599,291	5,785,766

Cash flow from investing activities
Net cash used in investing activities	-	-

Cash flow from financing activities
Repayment of short-term loans	-	(87,770)
Net cash used in financing activities	-	(87,770)

Effect of changes of foreign exchange rate on cash	334,326	122

Net increase in cash	7,933,617	5,698,118

Cash, beginning of period	12,621,845	820,783

Cash, end of period	$20,555,462	$6,518,901

Supplemental disclosures of cash flow information:
Interest paid	$-	$25,765
Income taxes paid	$198,207	$73,636

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

	March 31,		September 30,
	2011	2010	2010
Period end RMB : USD exchange rate	6.5601	6.8361	6.6981
Six months average RMB : USD exchange rate	6.6195	6.8360

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

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential and commercial units sites under land use right leases with various terms from PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

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

Management evaluates, on yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the six months ended March 31, 2011 and 2010, respectively.

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

Property warranty

We provide customers with warranties which cover major defects to building structures and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the six months ended March 31, 2011 and fiscal year ended September 30, 2010, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the six months ended March 31, 2011 and 2010.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income (loss) for the six months ended March 31, 2011 and 2010.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Development completed:
Mingzhu Garden (Mingzhu Nanyuan)	$3,101,807	$439,146
Nan Dajie (Mingzhu Xinju)	1,605,510	1,950,967
Yangzhou Pearl Garden	6,940,934	6,714,977
Central Plaza	1,399,764	1,817,250
Real estate property development completed	$13,048,015	$10,922,340

Under development:
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$23,624,368	$16,174,674
Nan Dajie (Mingzhu Xinju)	6,633,991	6,663,618
Yangzhou Pearl Garden	18,379,005	14,447,300
Real estate property under development	$48,637,364	$37,285,592

Short Term	$22,860,571	$28,021,880
Long Term	25,776,793	9,263,712
	$48,637,364	$37,285,592

As of March 31, 2011 and September 30, 2010, land use rights included in real estate property under development totaled $19,733,183 and $13,934,195, respectively.

NOTE 4. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2011	September 30, 2010

Mingzhu Garden (Mingzhu Nanyuan)	$3,071,921	$9,789,559
Nan Dajie (Mingzhu Xinju)	3,950,453	-
Yangzhou Pearl Garden	12,243,370	4,005,331
Total	$19,265,744	$13,794,890

Short Term	$14,701,777	$12,424,261
Long Term	4,563,967	1,370,629
	$19,265,744	$13,794,890

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateralized properties. Except during Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCK OPTIONS

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to 34,000 shares of the Company’s common stock.  Twenty percent (20%) of the shares options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Options granted on March 16, 2011
Risk-free interest rate	1.87%
Expected life of the options	5 years
Expected volatility	65%
Expected dividend yield	0%

The fair value of options granted during the three months ended March 31, 2011 was $44,590 utilizing the Black Sholes model. The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Value
Outstanding, September 30, 2010	34,000	$2.60	3.75	$77,157
Granted	34,000	$2.37	5.00	$44,590
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2011	68,000	$2.49	4.38	$121,747

Stock-based compensation expense recognized in the three and six months ended March 31, 2011 and 2010, respectively, as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
General and administrative expenses	$16,634	$23,147	$24,350	$23,147

As of March 31, 2011, there was $58,819 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over approximately 2 years.

As of March 31, 2011, 45% of the option awards have vested.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize 5% of the sales tax based on the actual result.

(B) Corporate income taxes (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a new statutory rate of 25%, effective January 1, 2008, on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yangxian is 1.25% on revenue. For the three and six months ended March 31, 2011 and 2010, the Company’s assessed income taxes were $533,911, $535,610, $263,300 and $401,476, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2011 and 2010:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	-20.7%	-20.0%	-20.6%	-20.5%
Effective tax rate	4.3%	5.0%	4.4%	4.5%

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

For the three and six months ended March 31, 2011 and 2010, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	March 31, 2011	September 30, 2010

CIT	$850,966	$601,450
Business tax	3,174,552	2,904,529
Other tax and fees	543,611	405,271
Total taxes payable	$4,569,129	$3,911,250

NOTE 7. CONTINGENCY

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

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

Our Business Overview

We conduct substantially all of our business through our subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd., in Hanzhong, Shaanxi Province. All of our business is conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer, and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 and Tier 3 cities in China, which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of March 31, 2011, we have established operations on Southwestern Street and West Ring Road in the city of Hanzhong, and Yang County in Shaanxi Province. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control.  We plan to expand into strategically selected Tier 2 and Tier 3 cities and even some adjacent towns with real estate development potential, such as Guangyuan in Sichuan Province, Dazhou in Chongqing, and Xi’an in Shaanxi Province., We expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

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

The Company recognizes revenues when the keys are delivered to the buyers which signify that the buyers take ownership of the properties and the Company has no further obligations under the contracts.  Historically the Company delivered the keys together with the property sales invoice obtained from the Hanzhong City Local Taxation Bureau.  The property sales invoice is not an official closing document. The property sales invoice contains the same information as the final sales contract signed by the buyers at closing and is used as the record of full payment of the consideration, which is one of the necessary documents  for the buyer to obtain the Certificate of Ownership to the unit. The process for the buyer to obtain the Certificate of Ownership to the unit normally takes 6 -12 months.  Once the keys are delivered to the buyers, the buyers have legal ownership to the units and bear all risks associated with the properties.

A new procedure implemented by the Hanzhong City Local Taxation Bureau took effect on November 1, 2010, which significantly impacted our ability to obtain the sales invoice at the time of the closing of the property sales. Historically, property sales invoices were obtained from the government manually and given to buyers at the time of sale. The new rules require all property sales information to be entered into the Hanzhong City Local Taxation Bureau’s website which then generates the property sales invoice.  Due to the working capacity of the government website, only limited numbers of sales transactions can be processed through the website on a daily basis which led to extensive delays in generating sales invoices.

Since the implementation of this new policy, the Company has continued to assess the relevancy of sales invoices to the overall closing process, taking into consideration the Company's revenue recognition policy and the Company’s obligations to the buyers.  The Company determined that the issuance of a sales invoice is not a critical component of the revenue earning process. The Company’s obligations to the buyers under the sales contracts are fulfilled and the revenue earning process has been completed at the time the keys are delivered to the buyers, with or without the sales invoices. The issuance of a sales invoice is a routine matter and the lack of such invoice does not prevent a buyer from taking legal ownership of the property, nor make the sales contract voidable.

As a result, beginning in the current quarter and going forward, the Company revised its closing process in which at closing, keys are delivered to the buyers without the sales invoices.  Sales invoices will be provided to the buyers as soon as they can be obtained from the local government taxation bureau.

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

The following table summarizes the revenue generated by our different projects:

	For Three Months Ended March 31,
	2011		2010		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan)	$13,946,333	53.2%	$7,175,913	51.6%	$6,770,420	94.3%
Nan Dajie (Mingzhu Xinju)	1,201,132	4.6%	-	-	1,201,132	-
Yangzhou Pearl Garden	9,732,199	37.1%	6,730,624	48.4%	3,001,575	44.6%
Central Plaza	1,343,184	5.1%	-	-	1,343,184	-
Total Revenue	$26,222,848	100%	$13,906,537	100%	$12,316,311	88.6%
Sales Tax	(1,458,600)		(870,180)		588,420	67.6%
Revenue net of sales tax	$24,764,248		$13,036,357		$11,727,891	90.0%

Revenues increased by 88.6% to approximately $26.2 million for the three months ended March 31, 2011 from $13.9 million for the three months ended March 31, 2010.  The increase was primarily attributable to the fact that recognition of the revenue was delayed in the prior quarter because of  the inability of the Company to obtain property sales invoices from the Hanzhong City Local Taxation Bureau’s website. As noted, historically the Company delivered the keys to the buyers along with the sales invoices upon closing.  Due to the change in government policy, there was a substantial delay in obtaining sales invoices.  As a result, the Company did not deliver the keys to the buyers on the ready to be delivered units due to lack of sales invoices.  In the current quarter, the Company changed its closing process so that keys are delivered to the buyers without the sales invoices.  Therefore, the revenue from units that were ready to be delivered in the prior quarter was recognized in the current quarter.

As a result, the Company recognized revenue on the sale of 507 units for the three months ended March 31, 2011 compared to 370 units for the three months ended March 31, 2010.

The increase in revenue was also attributable to an increase in average unit sales prices. The average unit sales price for the three months ended March 31, 2011 and 2010 was $48,845 and $35,255, respectively, representing an increase of $13,611 or 38.6%. During this quarter, the Company sold more commercial properties than that of the same period in the last year. The price of commercial property is much higher than residential property. In addition, the market price of residential and commercial properties continued to rise in Hanzhong during the quarter.

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

Sales taxes were $1,458,600 and $870,180 for three months ended March 31, 2011 and 2010, respectively, representing an increase of 67.6%, primarily as a result of the increase in our recognized revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of revenues:

	For Three Months Ended March 31,
	2011		2010		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$1,010,364	8.4%	$909,052	12.3%	$101,312	11.1%
Construction cost	11,065,817	91.6%	6,474,836	87.7%	4,590,981	70.9%
Total cost	$12,076,181	100%	$7,383,888	100%	$4,692,293	63.5%

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

Cost of sales was approximately $12.1 million for the three months ended March 31, 2011 compared to $7.4 million for the three months ended March 31, 2010. The $4.7 million increase in cost of sales was mainly attributable to increased revenue.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ending March 31, 2011 were $1,010,364, as compared to $909,052 for the three months ended March 31, 2010, representing an increase of $101,312 or 11.1% over costs for land use rights. The increase rate of land use right cost was much lower than that of the total cost, which was mainly due to the more sales of units in sub-high-rise (typically seven to 11 stories) and high rise-rise buildings (typically 12 to 33 stories). For the sub-high-rise and high rise-rise buildings, there are more units than the multi-layer building (typically six stories or less) on the same area. Therefore, the unit cost of land use right of the sub-high-rise or high rise-rise building is lower than that of the multi-layer building.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2011 were approximately $11.1 million as compared to approximately $6.5 million for the three months ended March 31, 2010, representing an increase of $4.6 million or 70.9%. The increase in construction cost is due to the increase of revenue recognized on the units sold.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2011decreased to 49% from 57% for the three months ended March 31, 2010, which was mainly attributable to the increase of the sales price.

Gross Profit

Gross profit was approximately $12.7 million for the three months ended March 31, 2011 compared to approximately $5.7 million for the three months ended March 31, 2010, an increase of $7.0 million or 124.5% mainly attributed to our increase in revenue. Our overall gross profit as a percentage of real estate sales before tax increased to 48.4% in the three months ended March 31, 2011 compared to 40.6% in the comparable period in prior year mainly due to the increase in unit sales price.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2011		2010
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan)	$7,272,747	52.1%	$3,428,685	47.8%
Nan Dajie (Mingzhu Xinju)	818,084	68.1%	-	-
Yangzhou Pearl Garden	5,164,298	53.1%	3,093,963	46.0%
Central Plaza	891,538	66.4%	-	-
Sales Tax	(1,458,600)		(870,180)
Total Gross Profit	$12,688,067	48.4%	$5,652,468	40.6%
Total Real Estate Sales before Sales Tax	$26,222,848		$13,906,537

Operating Expenses

Total operating expenses decreased by $531 to $387,084 for the three months ended March 31, 2011 from $387,615 for the three months ended March 31, 2010 as a result of a decrease in selling expenses of $10,465.  The decrease in our selling expense is due to reduced marketing expenses. With the marketing and advertising efforts made in prior year to brand the Company and introduce our projects, the Company and the projects have been well recognized in the local market. As a result, the Company reduced marketing and advertising expenditure.

The decrease trend in selling expense was offset by the increase of general and administration expenses for the three months ended March 31, 2011. General and administration expenses increased by $9,934 to $253,459 for the three months ended March 31, 2011 from $243,525 for the three months ended March 31, 2010, which was primarily due to the listed company related expenses, such as the service fees for the investor relationship, the U.S. legal counsel and auditors.

	For Three Months Ended March 31,
	2011	2010

General and administrative expenses	$253,459	$243,525
Selling expenses	133,625	144,090
Total Operating expenses	$387,084	$387,615
Percentage of Real Estate Sales before Sales Tax	1.5%	2.8%

Interest (Income)/Expense

Net interest income was $12,556 for the three months ended March 31, 2011 compared to net interest expense of $13,242 for the three months ended March 31, 2010. As the Company paid off all the short term bank loans during 2010, there was no interest expense for the three months ended March 31, 2011.

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2011 and 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expense for the quarter ended March 31, 2011 was $533,911. Income taxes increased by 102.8% compared to $263,300 for the three months ended March 31, 2010 as a result of our higher revenue.

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

Net Income

We reported net income of $11,775,130 for the three months ended March 31, 2011, as compared to net income of $4,988,605 for the three months ended March 31, 2010. The $6,786,525 increase in our net income was primarily due to the increase of revenue as further discussed above under Revenues.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $492,080 and $5,328 for the three months ended March 31, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at RMB 6.5601 to USD 1.00 as compared to RMB 6.8361 to USD 1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2011 and 2010 were RMB 6.5804 and RMB 6.8360, respectively. The increased other comprehensive income was mainly attributable to the larger difference between the average exchange rate and the period end exchange rate as a result of higher RMB appreciation rate.  For the three months ended March 31, 2011, the difference of exchange rate at the period end and the average was 0.0203, while the difference was 0.0001 for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

The following table summarizes the revenue generated by our different projects:

	For Six Months Ended March 31,
	2011		2010		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan)	$13,946,333	52.9%	$7,175,913	28.7%	$6,770,420	94.3%
Nan Dajie (Mingzhu Xinju)	1,201,132	4.6%	-	-	1,201,132	-
Yangzhou Pearl Garden	9,868,151	37.4%	17,784,727	71.3%	(7,916,576)	-44.5%
Central Plaza	1,343,184	5.1%	-	-	1,343,184	-
Total Revenue	$26,358,800	100%	$24,960,640	100%	$1,398,160	5.6%
Sales Tax	(1,513,639)		(1,533,426)		(19,787)	1.3%
Revenue net of sales tax	$24,845,161		$23,427,214		$1,417,947	6.1%

Revenues increased by 5.6% to approximately $26.4 million for the six months ended March 31, 2011 from $25.0 million for the six months ended March 31, 2010.  The Company only recognized revenues on 511 units of residential and commercial properties for the six month ended March 31, 2011; while the sales 729 units of residential and commercial properties were recognized as revenue for the six months ended March 31, 2010.

Although the units recognize as revenue for the six months ended March 31, 2011 is less than that of the same period prior year, the revenue of current period is higher than the comparable period due to the increase of the average unit sales price. The average unit sales prices were $48,621 and $32,136 for the six months ended March 31, 2011 and 2010, representing an increase of $16,485 or 51.3%, as a result of robust demand from the market on the properties.

Cost of Sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	For Six Months Ended March 31,
	2011		2010		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$1,018,624	8.4%	$1,830,104	14.1%	$(811,480)	-44.3%
Construction cost	11,137,340	91.6%	11,106,374	85.9%	30,966	0.3%
Total cost	$12,155,964	100%	$12,936,478	100%	$(780,514)	-6.0%

Cost of sales was approximately $12.2 million for the six months ended March 31, 2011 compared to $12.9 million for the six months ended March 31, 2010. The $0.8 million decrease in cost of sales was mainly attributable to a decrease in the cost of land use right recognized.

Land use rights cost: Costs for land use rights for the six months ending March 31, 2011 were $1,018,624, as compared to $1,830,104 for the six months ended March 31, 2010, representing a decrease of $811,480 or 44.3%. The decrease was mainly due to the decrease in units recognized as revenue. For the six months ended March 31, 2011, the revenue was recognized on the sale of 511 units, a decrease of 29.9% from 729 units for the six months ended March 31, 2010. In addition, the decrease was also attributable to the more sales of units in sub-high-rise and high rise-rise buildings.

Construction cost: Although the number of units from which revenue was recognized decreased by 29.9%, the construction costs for the six months ending March 31, 2011 were approximately $11.1 million, which was approximately the same as that of the six months ended March 31, 2010, as a result of an increase in average unit cost. With the increase in raw commodities, the cost of construction increased accordingly.

The total cost of sales as a percentage of real estate sales before sales tax for the six months ended March 31, 2011decreased to 46% from 52% for the six months ended March 31, 2010, which was mainly attributable to the increase in sales price.

Gross Profit

Gross profit was approximately $12.7 million for the six months ended March 31, 2011 compared to approximately $10.5 million for the six months ended March 31, 2010, an increase of $2.2 million or 21.0% mainly attributed to the increase in unit sales price. Our overall gross profit as a percentage of real estate sales before sales tax increased to 48.1% in the six months ended March 31, 2011 compared to 42.0% for the comparable period in prior year.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2011		2010
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan)	$7,272,747	52.1%	$3,428,685	47.8%
Nan Dajie (Mingzhu Xinju)	818,084	68.1%	-	-
Yangzhou Pearl Garden	5,220,467	52.9%	8,595,476	48.3%
Central Plaza	891,538	66.4%	-	-
Sales Tax	(1,513,639)		(1,533,426)
Total Gross Profit	$12,689,197	48.1%	$10,490,735	42.0%
Total Real Estate Sales before Sales Tax	$26,358,800		$24,960,640

Operating Expenses

Total operating expenses decreased by $1,014,779 to $489,145 for the six months ended March 31, 2011 from $1,503,924 for the six months ended March 31, 2010 as a result of a decrease in general and administrative expenses of $736,149 and a decrease in selling expenses of $278,630. Approximately $470,000 of the decrease in general and administrative expenses is attributable to the fact that, unlike the comparable period in 2010, the Company did not accrue any management bonuses this quarter because of missing the sales target set by management. Approximately $196,000 of the decrease in general and administrative expense is due to reverse acquisition costs incurred during the six months ended March 31, 2010.  The reverse acquisition costs were $196,000 compared to $0 for the six months ended March 31, 2011. In addition, the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in December 2009, pursuant to which approximately $167,000 was credited to general and administrative expenses.

Approximately $279,000 of the decrease in our selling expense is due to reduced marketing expense. With the marketing and advertising efforts made in prior year to brand the Company and introduce our projects, the Company and the projects have been well recognized in the local market. As a result, the Company reduced marketing and advertising expenditure.

	For Six Months Ended March 31,
	2011	2010

General and administrative expenses	$324,605	$1,060,754
Selling expenses	164,540	443,170
Total Operating expenses	$489,145	$1,503,924
Percentage of Revenue	1.9%	6.0%

Interest (Income)/Expense

Net interest income was $18,891 for the six months ended March 31, 2011 compared to net interest expense of $27,994 for the six months ended March 31, 2010. As the Company paid off all the short term bank loans during 2010, there was no interest expense for the six months ended March 31, 2011.

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2011 and 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expense for the six months ended March 31, 2011 were $535,610. Income taxes increased by 33.4% as compared to $401,476 for the six months ended March 31, 2010 as a result of our higher revenue and gross profit.

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

Net Income

We reported net income of $11,678,835 for the six months ended March 31, 2011, as compared to net income of $8,557,635 for the six months ended March 31, 2010. The $3,121,200 increase in our net income was primarily due to the increase of revenue and gross profit as further discussed above under Revenues and Gross Profit.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $1,119,887 and $6,464 for the six months ended March 31, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 were translated at RMB 6.5601 to USD 1.00 as compared to RMB 6.8361 to USD 1.00 at March 31, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2011 and 2010 were RMB 6.6195 and RMB 6.8360, respectively. The increased other comprehensive income was mainly attributable to the larger difference between the average exchange rate and the period end exchange rate as a result of higher RMB appreciation rate.  For the three months ended March 31, 2011, the difference of exchange rate at the period end and the average was 0.0594, while the difference was 0.0001 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Current Assets and Liabilities

To date, we have financed our operations primarily through cash flows from operations. As of March 31, 2011, the Company had $39,672,326 in working capital, a decrease of $$383,307 as compared to $40,055,633 as of September 30, 2010.

Current assets increased to approximately $62.4 million as of March 31, 2011 from $59.3 million as of September 30, 2010. The primary changes in our current assets during this period were increases in cash and decreases in loans to outside parties and property under development. The increase of cash from $12,621,845 September 30, 2010 to the amount of $20,555,462 as of March 31, 2011 was due to our decreased need for cash in support of daily operating activities and increased sales. The decrease of loans to outside parties from $6,748,832 at September 30, 2010 to $2,623,660 at March 31, 2011 was attributed to decrease in lending to our construction material suppliers.

Total current liabilities as of March 31, 2011 totaled approximately $22.7 million, representing an 18% increase compared to $19.2 million as of September 30, 2010. The increase in current liabilities was mainly due to the increase of customer deposits resulting from the increased sold units and unit prices. Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties by mortgages. In addition, the increase in current liabilities was also attributable to the increase in accounts payable. To maintain a good cash flow for our future business expansion, we continued paying our construction material suppliers upon the due date of the bill and decreased the advance or loan to the construction material suppliers. As a result, the accounts payable increased to approximately $2.1 million as of March 31, 2011 from $0.8 million as of September 30, 2010, and the loan to the construction material suppliers decrease to $2,623,660 as of March 31, 2011 from $6,748,832 as of September 30, 2010.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2011	2010
Net cash provided by operating activities	7,599,291	5,785,766
Net cash used in investing activities	-	-
Net cash used in financing activities	-	(87,770)
Effect of change of foreign exchange rate on cash and cash equivalent	334,326	122
Net cash increase in cash and cash equivalent	7,933,617	5,698,118
Cash and cash equivalent, beginning of period	12,621,845	820,783
Cash and cash equivalent, end of period	$20,555,462	$6,518,901

Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2011 amounted to $7,599,291, primarily as a result of the net income of $11,678,835, the increase in customer deposits and the decrease in loans to outside parties. Customer deposits increased by$5,134,172, which was attributable to our rapid business growth trend as a result of strong local market demand for residential properties, as well as higher average real-estate prices in Hanzhong. Loans to outside parties decreased by $4,228,851 as a result of the funds received from Saibo, a major construction materials supplier. The cash increase trend was offset by the increase in real estate property under development. For the six months ended March 31, 2011, real estate property under development increased by $10,472,596 due to the Youngzhou Pearl Garden and Mingzhu Garden (Mingzhu Beiyuan) projects.

Net cash provided by operating activities during the six months ended March 31, 2010 amounted to $5,785,766, which consists of our net income of $8,557,635, add back of noncash adjustments of $76,057 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including increase in our restricted cash of $613,537 affected by increased sales and required by banks that provided mortgage loans to our customers , increase in our loans to outside parties of $3,461,293 in order to maintain good relationship with these material suppliers, increase of our real estate property completed of $5,261,940 due to several of our construction projects have been completed as scheduled, decrease of our real estate property under development of $6,095,614 because several of our projects have been completed as of March 31, 2010 and accordingly have been transferred into inventory account, decrease of advance from customers in the amount of $1,845,009 which was attributable to increased sales resulted in recognition of the related amounts as revenues after meeting all conditions of revenue recognition method, and increase of tax payable of $1,303,968 because we accrued more taxes in line with our increased sales revenue.

Financing Activities

Net cash flows used in financing activities amounted to $0 for the six months ended March 31, 2011, compared with $87,770 for the six months ended March 31, 2010, which represents the repayment of our bank loan.

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

At March 31, 2011, we determined that we are the primary beneficiary of Guangsha based on ongoing reassessments, taking into consideration our economic control over Guangsha; the existing contractual relationship in which all of Guangsha’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Guangsha’s expected returns and losses.

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

The Company's unaudited condensed consolidated financial instruments include cash and cash  equivalents,  loans to outside parties,  Other current assets,  accounts payable, accrued expenses, customer deposits, construction deposits and taxes payable.  Management has  estimated  that the fair value of these  financial  instruments approximate their carrying amounts due to the short-term  nature  The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits received is cash.

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

 Loan to outside parties:

We periodically evaluate the collectability of loans to outside parties and maintain an allowance for doubtful accounts ($7,260 and $7,037 as of March 31, 2011 and September 30, 2010, respectively) for estimated losses resulting from the inability of outside parties to pay back the loans. Loans with aging over one year are booked as allowance for doubtful accounts. If the balance of the loans over a year is big, our estimates of the collectability of loans could be material to our financial statements.

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

Income taxes

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the years ended December 31, 2010 and 2009. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future. Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority.  Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in which period the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

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

As of March 31, 2011, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K filed on December 29, 2010. This is due to the fact that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to U.S. GAAP and necessary journal entries.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and  planning to change as described above.

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

ITEM 1A. RISK FACTORS

We are required to be in compliance with the registered capital requirements of the PRC.

Under the Company Law of the PRC, we are required to contribute a certain amount of “registered capital” to our wholly owned subsidiary. The Company's subsidiary, Shaanxi HGS Management and Consulting Co., Ltd. ("Shaanxi HGS"), was formed on June 3, 2009 as a wholly owned foreign entity (WOFE) under the laws of the People's Republic of China with a registered capital of $12 million.  Its PRC business license expires on June 30, 2011.  The WOFE is currently in good standing with the local government. However, the WOFE must renew its business license by June 30, 2011 and before it can renew its business license, it must be able to demonstrate that fifteen percent (15%, which is $1.8 million) of its registered capital has been contributed (“Minimum Contribution”).  In the event that the Company does not have the funds to contribute the registered capital to the WOFE, the Company will either apply for an extension to pay the Minimum Contribution or seek to amend the WOFE’s business license to reduce the amount of registered capital required.  In addition, the Company’s CEO has agreed to pay the registered capital on behalf of the Company.

Reducing the registered capital of the WOFE may delay our ability to make substantial equity contributions or loans to our PRC operating businesses.  Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses are subject to PRC regulations. For example, the State Administration of Foreign Exchange promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, reducing the registered capital of the WOFE will reduce the amount of foreign capital that we are entitled to convert into RMB for purposes of an equity investment or acquisitions in China.  Although we can apply to increase our registered capital, that process can be time consuming thereby affecting our ability to fund our PRC subsidiaries’ expansion projects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

May 16, 2011	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)