Form 10-Q
period 2011-06-30
CHINA HGS REAL ESTATE INC.
filed 2011-08-15
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for The Three and Nine Months Ended June 30, 2011 and 2010	2
	Unaudited Condensed Consolidated Statements of Cash Flows for The Nine Months Ended June 30, 2011 and 2010	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25-26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Default on Senior Securities	27
Item 4.	Reserved	27
Item 5.	Other Information	27
Item 6	Exhibits	27
	Signatures	28

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2011	2010
ASSETS
Current assets:
Cash	$2,641,578	$12,621,845
Restricted cash	1,233,017	923,245
Loans to outside parties, net	1,889,297	6,748,832
Land use right bid bond deposit	15,471,494	-
Real estate property development completed	13,862,785	10,922,339
Real estate property under development	18,675,151	28,021,880
Other current assets	53,459	12,436

Total current assets	53,826,781	59,250,577

Property, plant and equipment, net	655,705	665,589
Real estate property under development, net of current portion	55,967,788	9,263,712

Total Assets	$110,450,274	$69,179,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,453,975	$810,179
Other payables	175,014	1,061,725
Construction deposits	450,335	72,955
Customer deposits	12,889,490	12,424,261
Shareholder loans	6,760,878	-
Accrued expenses	988,192	914,573
Taxes payable	4,516,757	3,911,251

Total current liabilities	28,234,641	19,194,944

Customer deposits, net of current portion	13,506,876	1,370,629
Construction deposits, net of current portion	348,328	458,783

Total liabilities	42,089,845	21,024,356
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of June 30, 2011 and September 30, 2010	$45,050	$45,050
Additional paid-in capital	17,719,143	17,670,927
Statutory surplus	4,065,393	4,065,393
Retained earnings	41,563,542	23,482,159
Accumulated other comprehensive income	4,967,301	2,891,993
Total stockholders' equity	68,360,429	48,155,522

Total Liabilities and Stockholders' Equity	$110,450,274	$69,179,878

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Real estate sales	$12,697,723	$8,180,279	$39,056,523	$33,140,919
Sales tax	(723,011)	(503,158)	(2,236,650)	(2,036,584)
Cost of real estate sales	4,803,185	4,018,218	16,959,149	16,954,696
Gross profit	7,171,527	3,658,903	19,860,724	14,149,639

Operating expenses
Selling and distribution expenses	180,088	40,978	344,628	484,148
General and administrative expenses	421,827	306,113	746,432	1,366,867
Total operating expenses	601,915	347,091	1,091,060	1,851,015

Operating income	6,569,612	3,311,812	18,769,664	12,298,624

Interest (income) expense - net	(11,142)	13,968	(30,033)	40,550
Other expenses (income) - net	(3,012)	(293)	1,486	(586)
Income before income taxes	6,583,766	3,298,137	18,798,211	12,258,660

Provision for income taxes	181,218	133,107	716,828	534,583
Net income	$6,402,548	$3,165,030	$18,081,383	$11,724,077

Other comprehensive income
Foreign currency translation adjustment	$955,421	$166,767	$2,075,308	$173,231

Comprehensive income	$7,357,969	$3,331,797	$20,156,691	$11,897,308

Basic and diluted income per common share
Basic	$0.14	$0.07	$0.40	$0.26
Diluted	$0.14	$0.07	$0.40	$0.26

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,053,400	45,053,145	45,057,659

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$18,081,383	$11,724,077
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	54,008	47,720
Stock Based Compensation	36,524	30,863
Loss on Disposal of Property, Plant and Equipment	-	3,650
Changes in assets and liabilities:
Restricted cash	(271,388)	(1)
Land use right bid bond deposit	(15,198,492)	-
Loans to outside parties	5,014,420	(3,545,569)
Real estate property development completed	(2,499,118)	(6,342,444)
Real estate property under development	(35,368,717)	5,026,582
Other current assets	(39,855)	65,675
Accounts payables	1,585,903	111,207
Other payables	(908,922)	(62,641)
Customer deposits	11,420,206	(306,694)
Construction Deposits	710,302	-
Accrued expenses	41,476	591,381
Taxes payable	455,363	1,723,326
Net cash (used in) provided by operating activities	(16,886,907)	9,067,132

Cash flow from investing activities
Purchase of equipment	(20,567)	(7,681)
Net cash used in investing activities	(20,567)	(7,681)

Cash flow from financing activities
Proceeds from shareholder loans	6,685,210	-
Repayment of short-term loans	-	(87,770)
Net cash provided by (used in) financing activities	6,685,210	(87,770)

Effect of changes of foreign exchange rate on cash	241,997	38,519

Net (decrease) increase in cash	(9,980,267)	9,010,200

Cash, beginning of period	12,621,845	820,783

Cash, end of period	$2,641,578	$9,830,983

Supplemental disclosures of cash flow information:
Interest paid	$-	$38,474
Income taxes paid	$363,514	$206,702

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, the Company’s mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Ownership has been issued by the relevant government authority, the Company’s loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

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

	June 30,		September 30,
	2011	2010	2010
Period end RMB : USD exchange rate	6.4635	6.8086	6.6981
Nine months average RMB : USD exchange rate	6.5796	6.8352

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

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development

Real estate property consists of finished residential unit sites and commercial offices and residential unit sites under development. The Company leases the land for the residential and commercial units sites under land use right leases with various terms from the PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project (or phase of the project) multiplied by the total cost of the project (or phase of the project).

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

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the nine months ended June 30, 2011 and 2010, respectively.

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

Property warranty

The Company provides its customers with warranties which cover major defects to building structures and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the nine months ended June 30, 2011 and fiscal year ended September 30, 2010, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There are no deferred tax amounts for the nine months ended June 30, 2011 and 2010.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income (loss) for the nine months ended June 30, 2011 and 2010.

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

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Development completed:
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,991,548	$439,146
Nan Dajie (Mingzhu Xinju)	1,629,505	1,950,967
Yangzhou Pearl Garden	8,223,972	6,714,977
Central Plaza	1,017,760	1,817,250
Real estate property development completed	$13,862,785	$10,922,340

Under development:
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$25,117,149	$16,174,674
Oriental Mingzhu Garden	27,667,462	-
Nan Dajie (Mingzhu Xinju)	7,479,763	6,663,618
Yangzhou Pearl Garden	14,378,565	14,447,300
Real estate property under development	$74,642,939	$37,285,592

Short Term	$18,675,151	$28,021,880
Long Term	55,967,788	9,263,712
	$74,642,939	$37,285,592

As of June 30, 2011 and September 30, 2010, land use rights included in real estate property under development totaled $47,119,513 and $13,934,195, respectively.

NOTE 4. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2011	September 30, 2010

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$9,672,761	$9,789,559
Nan Dajie (Mingzhu Xinju)	4,118,212	-
Yangzhou Pearl Garden	12,605,393	4,005,331
Total	$26,396,366	$13,794,890

Short Term	$12,889,490	$12,424,261
Long Term	13,506,876	1,370,629
	$26,396,366	$13,794,890

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateralized properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. STOCK OPTIONS

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock.  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016.

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

The fair value of options granted during the nine months ended June 30, 2011 was $44,590 utilizing the Black Scholes model. The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Fair Value
Outstanding at September 30, 2010	34,000	$2.60	3.50	$77,157
Granted	34,000	$2.37	4.75	$44,590
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2011	68,000	$2.49	4.38	$121,747
Exercisable at June 30, 2011	37,400	$2.54	3.84	$75,103

Stock-based compensation expense recognized in the three and nine months ended June 30, 2011 and 2010, respectively, were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
General and administrative expenses	$12,175	$7,716	$36,524	$30,863

CHINA HGS REAL ESTATE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011, there was $46,645 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over approximately 2 years.

NOTE 6. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as it is recognized.

(B) Corporate income taxes (“CIT”)

The Company is governed by the Income Tax Laws of the U.S. and the People’s Republic of China concerning private-run enterprises, which are generally subject to income tax at a statutory rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yangxian is 1.25% on revenue. For the three and nine months ended June 30, 2011 and 2010, the Company’s assessed income taxes were $181,218, $716,828, $133,107 and $534,583, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for its PRC operations for the three and nine months ended June 30, 2011 and 2010:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	-22.2%	-19.2%	-21.2%	-20.6%
Effective tax rate	2.8%	5.8%	3.8%	4.4%

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

For the three and nine months ended June 30, 2011 and 2010, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	June 30, 2011	September 30, 2010

CIT	$812,004	$601,450
Business tax	3,085,536	2,904,529
Other tax and fees	619,217	405,272
Total taxes payable	$4,516,757	$3,911,251

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

NOTE 8. SHAREHOLDER LOANS

(A)
On June 16, 2011, Guangsha, the VIE, entered into a one-month RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, the majority shareholder and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed RMB32,000,000 ($4,950,878) from Mr. Xiaojun Zhu to partially fund a deposit for a land use right bid bond. In June 2011, the Company paid RMB100,000,000 ($15,198,492)  as a deposit bid bond for a land use right auction held in July 2011. As the Company did not acquire the land use right, the bid bond deposit was fully refunded to the Company in July 2011. As of August 12, 2011 Guangsha repaid a total of RMB18,000,000 ($2,784,869) owed to Mr. Xiaojun Zhu under the RMB Loan Agreement.

According to the terms of the RMB Loan Agreement, there was no interest for the loan. The Company recorded the interest expense for the loan at the market interest rate and treated it as contribution from shareholder. The interest expense was $11,692 for the three months ended June 30, 2011.

On July 16, 2011, Guangsha and Mr. Xiaojun Zhu entered into an agreement to extend the term of repayment for one month with no interest charge.

(B)
On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu. Pursuant to the USD Loan Agreement, the Company borrowed USD1,810,000 from Mr. Xiaojun Zhu to make a capital injection to Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

Preliminary Note Regarding Forward-Looking Statements.

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Our Business Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

Our Business Overview

We conduct substantially all of our business through our subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd., in Hanzhong, Shaanxi Province. All of our business is conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer, and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 2 and Tier 3 cities in China, which we strategically selected based on a set of criteria. Our selection criteria include population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of June 30, 2011, we have developed projects on Southwestern Street and West Ring Road in the city of Hanzhong, and Yang County in Shaanxi Province. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control.  We plan to expand into strategically selected Tier 2 and Tier 3 cities and even some adjacent towns with real estate development potential, such as Guangyuan in Sichuan Province, Dazhou in Chongqing, and Xi’an in Shaanxi Province. We expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

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

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2011		2010		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$532,800	4.2%	$1,313,578	16.1%	$(780,778)	-59.4%
Yangzhou Pearl Garden	10,976,371	86.4%	5,703,130	69.7%	5,273,241	92.5%
Central Plaza	1,188,552	9.4%	1,163,571	14.2%	24,981	2.1%
Total Real Estate Sales before Sales Tax	$12,697,723	100%	$8,180,279	100%	$4,517,444	55.2%
Sales Tax	(723,011)		(503,158)		219,853	43.7%
Revenue net of sales tax	$11,974,712		$7,677,121		$4,297,591	56.0%

Revenues increased by 55.2% to approximately $12.7 million for the three months ended June 30, 2011 from approximately $8.2 million for the three months ended June 30, 2010.  The increase was primarily attributable to the sale of property at Yangzhou Pearl Garden, of which the revenue for the three months ended June 30, 2011 increased by 92.5% compared to the prior comparable period.

For the three months ended June 30, 2011, a total of 233 units of residential and commercial properties from Yangzhou Pearl Garden were sold, an increase of 58.5% from the 147 units sold in the three months ended June 30, 2010. In addition, the increase in revenue from Yangzhou Pearl Garden was also attributable to the rise in per square-meter sales price. The average sales prices of Yangzhou Pearl Garden were approximately $400 and $316 per square-meter for the three months ended June 30, 2011 and 2010, respectively, representing an increase of approximately $84 per square-meter or 26.6%. The increase in sales units and unit sales prices was mainly caused by the continuous reconstruction in Yang County. The target of the reconstruction is to move the residential, commercial and government districts from the old downtown area to the newly built residential and municipal area. As the largest residential project of the reconstruction in Yang County, Yangzhou Pearl Garden is well known by the local residents for its high quality, high standard and acceptable price for local middle-class families. With the reconstruction of Yang County continuing, the market demand for Yangzhou Pearl Garden keeps rising.

The increasing trend in revenue at Yangzhou Pearl Garden was partially offset by decreased sales from Mingzhu Garden, which was mainly due to the change of sales strategy for Mingzhu Garden. The Company is developing the next phase of Mingzhu Garden, which will be completed by September 2011. Management believes that it will be able to sell the currently remaining properties in Mingzhu Garden at higher prices if those are sold with the new phase. To achieve the synergy effect, the Company slowed down the sales of Mingzhu Garden by selling only to customers who paid the full purchase price without a mortgage. As a result, only 6 units were sold for the three months ended June 30, 2011.

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

Sales taxes were $723,011 and $503,158 for three months ended June 30, 2011 and 2010, respectively, representing an increase of 43.7%, primarily as a result of the increase in our recognized revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2011		2010		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$766,684	16.0%	$1,124,417	28.0%	$(357,733)	-31.8%
Construction cost	4,036,501	84.0%	2,893,801	72.0%	1,142,700	39.5%
Total cost	$4,803,185	100%	$4,018,218	100%	$784,967	19.5%

Our cost of sales consists primarily of costs associated with land use rights and construction costs. Cost of sales are capitalized and allocated to development projects using the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project or phase of the project multiplied by the total cost of the project or phase of the project.

Cost of sales was approximately $4.8 million for the three months ended June 30, 2011 compared to $4.0 million for the three months ended June 30, 2010. The $0.8 million increase in cost of sales was mainly attributable to increased unit sales reflected in increased revenue.

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

Costs for land use rights for the three months ending June 30, 2011 were $766,684, as compared to $1,124,417 for the three months ended June 30, 2010, representing a decrease of $357,733 or 31.8%. For the three months ended June 30, 2010, 21,950 square-meters of properties were sold, including one large club house, one kindergarten and certain multi-layer (typically six stories or less) commercial properties, for which the land use rights cost was 5 to 7 times that of the sub-high-rise (typically seven to 11 stories) or high-rise (typically 12 to 33 stories) buildings. As a result, the average land use rights cost per square-meter was $51.2 for the three months ended June 30, 2010. For the three months ended June 30, 2011, the sales were mainly comprised of the sub-high-rise or high-rise residential and commercial units, for which the average land use rights cost per square-meter was $26.1, a decrease of 49.0% from the prior comparable quarter. Therefore, the total land use rights cost recognized in the current quarter was less than that of comparable quarter, although the sales in the current quarter, totaling 29,359 square-meters, were higher than in the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2011 were approximately $4.0 million as compared to approximately $2.9 million for the three months ended June 30, 2010, representing an increase of $1.1 million or 39.5%. The increase in construction cost is due to the increase in units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2011decreased to 37.8% from 49.1% for the three months ended June 30, 2010, which was mainly attributable to the increased sales prices and the decreased land use rights costs, included in cost of sales.

Gross Profit

Gross profit was approximately $7.2 million for the three months ended June 30, 2011 compared to approximately $3.7 million for the three months ended June 30, 2010, an increase of $3.5 million or 96.0%, which was mainly attributed to the increase in revenue and the decrease of land use rights costs. The overall gross profit as a percentage of real estate sales before tax increased to 56.5% in the three months ended June 30, 2011 compared to 44.7% in the comparable period in prior year mainly due to the increase in unit sales price.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2011		2010
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$376,548	70.7%	$911,649	69.4%
Yangzhou Pearl Garden	6,731,422	61.3%	2,601,744	45.6%
Central Plaza	786,568	66.2%	648,668	55.7%
Sales Tax	(723,011)		(503,158)
Total Gross Profit	$7,171,527	56.5%	$3,658,903	44.7%
Total Real Estate Sales before Sales Tax	$12,697,723		$8,180,279

Operating Expenses

Total operating expenses increased by 73.4% or $254,824 to $601,915 for the three months ended June 30, 2011 from $347,091 for the three months ended June 30, 2010 as a result of an increase in selling expenses of $139,110.  The increase in selling expenses is mainly due to the increase in commission expenses as a result of increased unit sales.

Additionally, general and administration expenses increased by $115,714 to $421,827 for the three months ended June 30, 2011 from $306,113 for the three months ended June 30, 2010, which was primarily due to the listed company related expenses, including service fees for investor relation, and fees for U.S. legal counsel and auditors.

	For Three Months Ended June 30,
	2011	2010

Selling expenses	$180,088	$40,978
General and administrative expenses	421,827	306,113
Total operating expenses	$601,915	$347,091
Percentage of Real Estate Sales before Sales Tax	4.7%	4.2%

Interest (Income)/Expense

Net interest income was $11,142 for the three months ended June 30, 2011 compared to net interest expense of $13,968 for the three months ended June 30, 2010. As the Company paid off all the short term bank loans in late 2010, there was no bank loan interest expense for the three months ended June 30, 2011. Before paying a deposit for a land use right bid bond and the consideration for new land use rights in June 2011, the Company had significantly more the cash on hand than during the prior comparable period. As a result, interest income increased significantly. The increased interest income was partially offset by interest expense of $11,692 for the shareholder loan borrowing on June 16, 2011.

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2011 and 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expense for the quarter ended June 30, 2011 was $181,218. Income taxes increased by 36.1% compared to $133,107 for the three months ended June 30, 2010 as a result of our higher revenue.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable have been recorded for the difference between the taxes due based on taxable income calculated according to the statutory taxable income method and taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

Net Income

We reported net income of $6,402,548 for the three months ended June 30, 2011, as compared to net income of $3,165,030 for the three months ended June 30, 2010. The $3,237,518 increase in our net income was primarily due to the increase of revenue as further discussed above under Revenues.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi ( “RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $955,421 and $166,767 for the three months ended June 30, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at RMB 6.4635 to USD 1.00 as compared to RMB 6.8086 to USD 1.00 at June 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2011 and 2010 were RMB 6.5186 and RMB 6.8335, respectively. The increased other comprehensive income was mainly attributable to the larger difference between the average exchange rate and the period end exchange rate as a result of a higher RMB appreciation rate.  For the three months ended June 30, 2011, the difference of exchange rate at the period end and the average was 0.0551, while the difference was 0.0249 for the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2011		2010		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$14,479,133	37.1%	$8,489,491	25.6%	$5,989,642	70.6%
Nan Dajie (Mingzhu Xinju)	1,201,132	3.1%	-	-	1,201,132	-
Yangzhou Pearl Garden	20,844,522	53.4%	23,487,857	70.9%	(2,643,335)	-11.3%
Central Plaza	2,531,736	6.5%	1,163,571	3.5%	1,368,165	117.6%
Total Real Estate Sales before Sales Tax	$39,056,523	100%	$33,140,919	100%	$5,915,604	17.8%
Sales Tax	(2,236,650)		(2,036,584)		200,066	9.8%
Revenue net of sales tax	$36,819,873		$31,104,335		$5,715,538	18.4%

Revenues increased by 17.8% to approximately $39.1 million for the nine months ended June 30, 2011 from $33.1 million for the nine months ended June 30, 2010.  The Company recognized revenues on sales of 775 units of residential and commercial properties for the nine months ended June 30, 2011, as compared to sales of 983 units of residential and commercial properties recognized for the nine months ended June 30, 2010.  Although the sales of units recognized as revenue for the nine months ended June, 2011 are fewer than the sales of units included in the same period for the prior year, the revenue for the current period is higher than the comparable period due to the increase of the average unit sales price. The average sales prices per square-meter were $426 and $315 for the nine months ended June 30, 2011 and 2010, respectively, representing an increase of $112 or 35.5%, as a result of robust market demand for the properties.

Cost of Sales

The following table sets forth a breakdown of our cost of sales for the periods indicated.

	For Nine Months Ended June 30,
	2011		2010		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,785,308	10.5%	$2,954,521	17.4%	$(1,169,213)	-39.6%
Construction cost	15,173,841	89.5%	14,000,175	82.6%	1,173,666	8.4%
Total cost	$16,959,149	100%	$16,954,696	100%	$4,453	0.0%

Cost of sales was approximately $17.0 million for the nine months ended June 30, 2011 compared to approximately $17.0 million for the nine months ended June 30, 2010.

Land use rights cost: Costs for land use rights for the nine months ending June 30, 2011 were $1,785,308, as compared to $2,954,521 for the nine months ended June 30, 2010, representing a decrease of $1,169,213 or 39.6%. The decrease was mainly due to the decrease in units recognized as revenue. For the nine months ended June 30, 2011, there were 775 units recognized as revenue, a decrease of 21.2% from 983 units for the nine months ended June 30, 2010. In addition, the decrease was also attributable to increased sales of units in sub-high-rise and high-rise buildings. For the sub-high-rise and high-rise buildings, there are more units than the multi-layer building on the same area. Therefore, the unit cost of land use rights of the sub-high-rise or high-rise building is lower than that of the multi-layer building.

Construction cost: Although the units recognized as revenue decreased by 21.2%, the construction costs for the nine months ending June 30, 2011 were approximately $15.2 million, which increased by 8.4% from approximately $14.0 million for the nine months ended June 30, 2010, as a result of an increase in average unit cost. The unit construction costs of sub-high-rise and high-rise buildings are much higher than those of multi-layer buildings. For the nine months ended June 30, 2011, as there were more sub-high-rise and high-rise units sold than during the prior comparable period, the cost of construction increased accordingly. In addition, the increased construction cost was attributable to the increase in raw commodities prices.

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2011decreased to 43.4% from 51.2% for the nine months ended June 30, 2010, which was mainly attributable to the increase in unit sales prices and the decrease in land use rights costs.

Gross Profit

Gross profit was approximately $19.9 million for the nine months ended June 30, 2011 as compared to approximately $14.1 million for the nine months ended June 30, 2010, an increase of $5.7 million or 40.4% which was mainly attributed to the increase in unit sales price and the decrease in land use rights cost. Overall gross profit as a percentage of real estate sales before sales tax increased to 50.9% in the nine months ended June 30, 2011 compared to 42.7% for the comparable period in prior year.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2011		2010
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$7,649,295	52.8%	$4,340,334	51.1%
Nan Dajie (Mingzhu Xinju)	818,084	68.1%	-	-
Yangzhou Pearl Garden	11,951,889	57.3%	11,197,221	47.7%
Central Plaza	1,678,106	66.3%	648,668	55.7%
Sales Tax	(2,236,650)		(2,036,584)
Total Gross Profit	$19,860,724	50.9%	$14,149,639	42.7%
Total Real Estate Sales before Sales Tax	$39,056,523		$33,140,919

Operating Expenses

Operating expenses decreased by $759,955 to $1,091,060 for the nine months ended June 30, 2011 from $1,851,015 for the nine months ended June 30, 2010 as a result of decreases of $620,435 and $139,520 in general and administrative expenses and selling expenses, respectively. Approximately $270,000 of the decrease in general and administrative expenses is attributable to the fact that, unlike the comparable period in 2010, the Company did not accrue any management bonuses this quarter because of missing the sales target set by management. Approximately $196,000 of the decrease in general and administrative expense is due to reverse acquisition costs incurred during the nine months ended June 30, 2010.  The reverse acquisition costs were $196,000 compared to nil for the nine months ended June 30, 2011. In addition, the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in December 2009, pursuant to which approximately $167,000 was credited to general and administrative expenses.

The decrease in our selling expense is due to our reduced marketing expense. With the marketing and advertising efforts made in the prior year to brand the Company and introduce our projects, the Company and the projects have been well recognized in the local market. As a result, the Company reduced marketing and advertising expenditure in the current period.

	For Nine Months Ended June 30,
	2011	2010

Selling expenses	$344,628	$484,148
General and administrative expenses	746,432	1,366,867
Total Operating expenses	$1,091,060	$1,851,015
Percentage of Real Estate Sales before Sales Tax	2.8%	5.6%

Interest (Income)/Expense

Net interest income was $30,033 for the nine months ended June 30, 2011 compared to net interest expense of $40,550 for the nine months ended June 30, 2010. As the Company paid off all the short term bank loans during 2010, the interest expense decreased significantly for the nine months ended June 30, 2011.

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2011 and 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25%. As a result, income tax expense for the nine months ended June 30, 2011 was $716,828. Income taxes increased by 34.1% as compared to $534,583 for the nine months ended June 30, 2010 as a result of our higher revenue and gross profit.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable have been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

Net Income

We reported net income of $18,081,383 for the nine months ended June 30, 2011, as compared to net income of $11,724,077 for the nine months ended June 30, 2010. The $6,357,306 increase in our net income was primarily due to the increase of revenue and gross profit as further discussed above under Revenues and Gross Profit above.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is RMB. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to $2,075,308 and $173,231 for the nine months ended June 30, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2011 were translated at RMB 6.4635 to USD 1.00 as compared to RMB 6.8086 to USD 1.00 at June 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2011 and 2010 were RMB 6.5796 and RMB 6.8352, respectively. The increased other comprehensive income was mainly attributable to the larger difference between the average exchange rate and the period end exchange rate as a result of higher RMB appreciation rate.  For the nine months ended June 30, 2011, the difference of exchange rate at the period end and the average was 0.1161, while the difference was 0.0266 for the nine months ended June 30, 2010.

Liquidity and Capital Resources

Current Assets and Liabilities

To date, we have financed our operations primarily through cash flows from operations. As of June 30, 2011, the Company had $25,592,140 in working capital, a decrease of $14,463,493 as compared to $40,055,633 as of September 30, 2010.

Current assets decreased by $5.4 million to approximately $53.8 million as of June 30, 2011 from $59.3 million as of September 30, 2010. The primary changes in our current assets during this period were decreases in cash, loans to outside parties and property under development; and increases in land use right bid bond deposit and property developments completed. The decrease of cash from $12,621,845 as of September 30, 2010 to $2,641,578 as of June 30, 2011 was mainly due to the payment of land use right acquisition consideration and for a land use right bid bond deposit, with a total amount of approximately $43.1 million. The decrease in cash was partially offset by cash generated from operating income, increased customer deposits and loans from a shareholder. The decrease of loans to outside parties from $6,748,832 at September 30, 2010 to $1,889,297 at June 30, 2011 was attributed to a decrease in lending to our construction material suppliers. The balance of property under development decreased $9.3 million from $28,021,880 as of September 30, 2010 to $18,675,151 as of June 30, 2011, while the balance of property development completed increased $2.9 million from September 30, 2010 to June 30, 2011. It showed high liquidity of the completed properties.

Total current liabilities as of June 30, 2011 totaled approximately $28.2 million, representing a 47% increase compared to $19.2 million as of September 30, 2010. The increase in current liabilities was mainly due to the increase in shareholder loans. To finance a land use right bid bond deposit and a required contribution to the registered capital of Shaanxi HGS, the Company borrowed $6,760,878 in short-term loans from Mr. Xiaojun Zhu, the Chairman of the Board of Director, in June 2011. In addition, the increase in current liabilities was also attributable to the increase in accounts payable. To maintain a good cash flow for our future business expansion, we continued paying our construction material suppliers upon the due date of the bill and decreased the advance or loan to the construction material suppliers. As a result, the accounts payable increased to approximately $2.5 million as of June 30, 2011 from $0.8 million as of September 30, 2010.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2011	2010
Net cash (used in)/provided by operating activities	(16,886,907)	9,067,132
Net cash used in investing activities	(20,567)	(7,681)
Net cash provided by/(used in) financing activities	6,685,210	(87,770)
Effect of change of foreign exchange rate on cash and cash equivalent	241,997	38,519
Net cash (decrease)/increase in cash	(9,980,267)	9,010,200
Cash, beginning of period	12,621,845	820,783
Cash, end of period	$2,641,578	$9,830,983

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2011 amounted to $16,886,907, primarily due to the payment of land use right acquisition consideration and for a land use right bid bond deposit. The Company paid $27.7 million to acquire a land use right for the development of the Oriental Mingzhu Garden project. To attend a land use right auction, the Company paid a $15.5 million bid bond deposit in June 2011. Excluding the land use right acquired in May 2011, the property development cost balance increased by $7.7 million for the nine months ended June 30, 2011, which was mainly due to the development of a new phase of Mingzhu Garden. The cash used in operating activities was partially offset by the net income of $18.1 million, the increase of customer deposits and the collection of loans to outside parties. Customer deposits increased $11.4 million, which was attributable to our business growth trend reflecting strong local market demand for residential properties, as well as higher average real-estate prices in Hanzhong. In June 2011, the Company entered into bulk-purchase agreements with two local government offices for the properties to be completed in late 2012. Upon entering into the agreements, the government offices paid in aggregate approximately $5.2 million as the first down payment. To maintain a healthy cash flow, we kept collecting the loans to construction material suppliers. As a result, the loans to outside parties decreased $5.0 million.

Net cash provided by operating activities during the nine months ended June 30, 2010 amounted to $9,067,132, which consists of our net income of $11,724,077, adding back noncash adjustments of $82,233 and offset by net changes in operating assets and liabilities due to our expanded operating activities, including an increase in our loans to outside parties of $3,545,569 in order to maintain a good relationship with these material suppliers, an increase of our real estate property completed of $6,342,444 due to several of our construction projects having been completed as scheduled, a decrease of our real estate property under development of $5,026,582 because several of our projects have been completed as of June 30, 2010 and accordingly have been transferred into inventory account, a decrease of advances from customers in the amount of $306,694 which was attributable to increased sales resulting in recognition of the related amounts as revenues after meeting all conditions of the revenue recognition method, and an increase of tax payable of $1,723,326 because we accrued more taxes in line with our increased sales revenue and taxable income.

Financing Activities

Net cash flows provided by financing activities amounted to $6,685,210 for the nine months ended June 30, 2011, which represents the proceeds of the short-term loans from a shareholder to finance the land use right bid bond deposit and a required contribution to the registered capital of Shaanxi HGS in June 2011.

Net cash flows used in financing activities amounted to $87,770 for the nine months ended June 30, 2010, which represents the repayment of our bank loan.

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

At June 30, 2011, we determined that we are the primary beneficiary of Guangsha based on ongoing reassessments, taking into consideration our economic control over Guangsha; the existing contractual relationship in which all of Guangsha’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Guangsha’s expected returns and losses.

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

Loan to outside parties

We periodically evaluate the collectability of loans to outside parties and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of outside parties to pay back the loans. Loans with aging over one year are booked as allowance for doubtful accounts. If the balance of the loans over a year is significant, our provision for doubtful accounts could be material to our net income.

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

Income taxes

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the years ended December 31, 2010 and 2009. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future. Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority.  Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

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

As of June 30, 2011, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K filed on December 29, 2010. This is due to the fact that the Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to U.S. GAAP and necessary journal entries.

The Company has employed a relatively small number of professionals in bookkeeping and accounting functions, which has prevented the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We have appointed a V.P. of Finance that has substantial U.S. GAAP financial reporting experience. This individual’s primary responsibility is to assist the Company in converting the financial statements prepared under PRC GAAP into U.S. GAAP and help train Company accounting personnel in U.S. GAAP standards.

•	We formulated procedures for internal review and approval of financial statements and the applicable SEC filings.
•	We have established the significant transaction approval process. Senior management, through the executive committee approves and validates all significant transactions.
•	We are in the process of finalizing the engagement of a consulting firm to assist in re-evaluating and implementing necessary internal control procedures.
•
We are evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•
We will soon begin implementation of an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures is fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

•
We will provide training to the staff in business and finance departments to better understand the importance of financial reporting and non-financial disclosure requirements and provided clear guidance on reporting and non-financial disclosure requirements.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no further changes in our internal control over financial reporting for the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and  planning to change as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

On June 16, 2011, Guangsha, our VIE, entered into a one-month RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, our controlling shareholder, CEO, CFO and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed RMB32,000,000 ($4,950,878) from Mr. Zhu to partially fund a deposit for a land use right bid bond (the “RMB Loan”).  In June 2011, the Company paid RMB100,000,000 ($15,198,492)  as a deposit for a bid bond for a land use right auction held in July 2011. As the Company did not acquire the land use right, the bid bond deposit was fully refunded to the Company in July 2011. As of August 12, 2011, Guangsha had repaid a total of RMB18,000,000 ($2,784,869) of the RMB Loan owed to Mr. Xiaojun Zhu.

According to the terms of the RMB Loan Agreement, there is no interest payable on the loan during its term, although the loan bears interest at the rate of 15% per annum if it is not repaid during its term.  On July 16, 2011, Guangsha and Mr. Xiaojun Zhu entered into an agreement to extend the term of repayment for one month with no interest charge during that period.

A translated copy of the RMB Loan Agreement, as extended, is filed as Exhibit 10.1 to this report.

On June 28, 2011, the Company entered into a loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu. Pursuant to the USD Loan Agreement, the Company borrowed US$1,810,000 from Mr. Zhu in order to make a required capital contribution to the registered share capital of Shaanxi HGS, the Company’s subsidiary (the “USD Loan”).  The term of the USD Loan Agreement is for one year and the USD Loan bears interest at the annual rate of 4%.

A translated copy of the USD Loan Agreement is filed as Exhibit 10.2 to this report.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

10.1*	RMB Shareholder Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Mr. Xiaojin Zhu, dated June 16, 2011, as extended on July 16, 2011.

10.2*	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

August 15, 2011	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)