Form 10-K
period 2011-09-30
CHINA HGS REAL ESTATE INC.
filed 2011-12-23
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on March 31, 2011, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market on that date, was approximately $34,739,200. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 23, 2011, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CHINA HGS REAL ESTATE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2011

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

Based on these contractual arrangements, we believe that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha and its operations. Accordingly, Guangsha has been consolidated under ASC 810.

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

Our corporate structure is set forth below:

Business Overview

We conduct substantially all of our business through our subsidiary and VIE in China. All of our business is conducted in mainland China. Guangsha was founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province. Since Guangsha was founded, management has focused on expanding our business in Tier 3 and Tier 4 cities and counties in China that we strategically select based on population and urbanization growth rates, general economic conditions and growth rates, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices, and governmental urban planning and development policies. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We plan to expand into strategically selected Tier 3 and Tier 4 cities and counties with real estate development potential in Shaanxi Province, and expect to benefit from rising demand for residential housing as a result of increasing income levels of consumers and growing populations.

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

The real estate industry in China, like elsewhere, is highly influenced by the global and domestic macroeconomic environment. The significant growth of the Chinese economy during the past decade has led to a significant expansion of its real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market.

 Since late 2010, global economies and markets are going through an extraordinary period of uncertainty and volatility largely owing to concerns over high government debt levels in the United States and Europe. Although this will mainly impact North America and Europe, it may also affect emerging economies including China. China’s economic growth rate for the first half of 2011 has remained strong at 9.6%, but may moderate in the second half under the influence of global economic and market uncertainties. In the face of rapidly rising inflation, the PRC has been raising banks’ reserve ratios and interest rates during the first half of 2011. In addition, on top of the “Ten National Notices” announced last year, which were intended to increase the supply of affordable housing and reduce housing prices to a reasonable level, the State Council further issued the “Eight National Notices” in January 2011 to expand the scope and magnitude of curbs against rising home prices. The Tier 1 cities are normally defined as Shanghai, Beijing, Shenzhen and Guangzhou. The Tier 2 cities are normally defined as China’s 23 provincial capitals. The average new-home price in the Tier I and Tier II cities ranges from RMB 7,000 to RMB 18,000 per square meter. In contrast, the average selling price of the Company’s properties in Tier 3 and Tier 4 cities and counties is only around RMB 2,800 per square meter in 2011. More than 40 Tier 1 and Tier 2 cities have implemented property purchase limits, the severity of which varies slightly. On January 27, 2011, a long-awaited property tax measure was approved, with Shanghai and Chongqing launching trial run measures that mark the central government’s determined effort to implement certain new real estate taxes. These governmental policies will also negatively affect buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision. Such market conditions will impact our sales revenues to a certain degree.

With respect to the real estate market in Western China, there has been an increasing demand for high quality residential housing, thanks to the “Go West” policy and accelerated urbanization. Over 50% of the Chinese population currently lives in cities, and such rate is expected to have an average increase of 0.8-1% per year. Buyers in Tier 3 and Tier 4 cities and counties want to improve their living standards, and such demand is increasing and we believe it will continue to increase in the long-term.

With respect to the supply of the real estate market, while investment in real estate in China has grown year on year and the government continues to increase the supply of residential lands and small-and-medium commodity housing with more effort being put in the construction of affordable housing, there is still additional unmet demand as the total supply on the real estate market remains insufficient due to the regular demand growth year on year and the shortage of urban residential and commercial lands.

In view of the current economic and policy environment of the real estate industry, the number of transactions and sales prices are expected to be negatively affected in the short run. In the long run, we expect that prospects for the real estate industry in Tier 3 and Tier 4 cities and counties will remain positive as a result of strong internal development of the industry, although the market is expected to experience an excess of demand and shortage of land resources.

Company Positioning:

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million as of September 30, 2011.  In May 2011, the Hanzhong City 2010-2020 Development Plan was approved by the Shaanxi Provincial Government. According to the related news release, the downtown area will have a population of 1 million by 2020, and Hanzhong will have a first-class ecological environment. Currently, all the projects of the Company are located in the Hanzhong downtown and nearby satellite cities.

The Company received the National Grade-I real-estate development qualification granted by the Ministry of Housing and Urban-Rural Development of the People's Republic of China ("MOHURD")"on October 12, 2011. The Grade-I real-estate development qualification is the highest qualification for real-estate developers in China and requires meeting several strict criteria, including:

•	Registered capital of at least RMB 50 million (approximately $7.9 million);
•	At least five years of experience in real estate development and operation;
•
The completion of construction of a total over 300,000 square meters of ground floor area (GFA) within the last three years and, in the most recent year, developed real estate projects of at least 150,000 square meters; and

•	The completed real estate projects have no quality issues in each of the past five years; and an established, comprehensive quality control and guarantee system

The Company is the first National Grade-I real estate developer in Hanzhong city as well as in the southern Shaanxi region. The qualification provides significant opportunities for the Company to expand its operations beyond Shaanxi province into new regional real-estate markets in China.

The target market of the Company is in Western China, where most of the buyers are first time home buyers. While we are focused on developing core economic areas in Hanzhong, a Tier 3 city in western China, the Company continues to expand to nearby Tier 4 cities and counties that are neighboring to major cities in Western China and under relatively less austerity control. We expect the real estate markets in the Tier 3 and Tier 4 cities and counties where the Company is active to provide steady growth for the Company.

The Company has reacted to the changes in the real estate market by being independent of bank loans and operating the business out of the cash generated from net income. In order to mitigate default risk, the Company requires from its homebuyer customers a deposit in the range of 30%-50% of the purchase price, which is higher than the percentage required by the government for the mortgage down payment.

The Company continues to focus on Tier 3 and Tier 4 cities and counties in acquiring its sizable quality land reserves at a competitive cost. Looking ahead, the Company will continue to focus on developing high quality and large scale real estate projects in the suburban areas of Tier 3 and Tier 4 cities and counties with promising economic growth potential. Leveraging on its unique competitive strengths, and under the direction and guidance of the government’s macro policies, the Company will expects to further replicate its successful business model into new high growth regions through strategic selection of project locations, a short project development schedule characterized by fast asset turnover and excellent execution ability, as well as innovative product offering closely in line with market demand. The Company plans to become a leading large-scale residential property developer in Western China and a well-recognized brand name.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2011 consisted of 60 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales is primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

We use various advertising media to market our developments and enhance our brand name, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We also participate in real estate exhibitions.

We have also developed a strong relationship with local institutional purchasers and governments. The Company entered a residential-apartment bulk-purchase agreement with Hanzhong Municipal Public Security Bureau on May 28, 2011. Pursuant to this Agreement, the purchaser will purchase a total of 224 residential-apartment units in Tower C1 and Tower C3 of the Company’s “Mingzhu Beiyuan” project located in downtown Hanzhong for a total price of RMB 120 million (approximately $18.5 million) and approximately $82,000 per unit. The Company also entered a residential-apartment bulk-purchase agreement with Hanzhong Municipal Bureau of Justice on June 8, 2011. Pursuant to this Agreement, the purchaser will purchase a total of 112 residential-apartment units in Tower B3 of the Company’s “Mingzhu Beiyuan” project located in downtown Hanzhong for a total price of RMB 60 million (approximately $9.2 million) and approximately $82,000 per unit. On October 18, 2011, the Company signed another bulk-purchase agreement with the Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center for the Company's "Mingzhu Beiyuan" project. According to the Agreements, the Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center will purchase the residential apartments in the "Mingzhu Beiyuan" project at fixed price of RMB 278 per sq. ft. (approximately $43.78 per sq. ft.) for the first floor of each building. The unit price will increase by RMB 2.30 per sq. ft. (approximately $0.36 per sq. ft.) per floor, starting on the second floor of each building. All of these bulk purchase agreements are expected to be completed in the next three years. For the properties under these bulk purchase agreements, the institutional buyers are not allowed to resell immediately, so these institutional buyers will not be in competition with us by reason of the sale of units in these projects. The Company believes these institutional sales will not reduce the overall margins and salability of other units. In addition, the Company entered into a preliminary contract with Yan County to develop affordable apartment buildings with total Gross Floor Area (“GFA”) of 40,000 square meters. The related price terms have not yet been finalized. The project is expected to be completed by December 2012.

The majority of our customers purchase properties from us using mortgage financing. Under current PRC laws, the minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters (about 970 square feet) or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self-use with total GFA of under 90 square meters. In order to mitigate the default risk, the Company requires from its homebuyer customers deposits ranging from 30%-50% of the purchase price, which is higher than the percentage required by the government for the mortgage down payment. The loan-to-value ratio of the mortgage loan is also subject to change according to the economic policies of the central and local governments and banks in China of where the applicants apply for the mortgage loan.

A typical sales transaction usually consists of three steps. First, the customer pays a deposit to us. Within seven days after paying the deposit, the customer will sign a purchase contract with us and make a down payment to us in cash. After making the down payment, the customer arranges for a mortgage loan for the balance of the purchase price. Once the loan is approved, the mortgage loan proceeds are paid to us directly by the bank. Finally, we deliver the property to the customer. Legal title, as evidenced by a property ownership certificate issued by local land and construction bureaus, will be delivered to the customer in 12 months from the property delivery date.

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

 Our Property Development Operations

We have a systematic and standardized process of project development, which we implement through several well-defined phases. One critically significant portion of our process is the land acquisition process, which is segmented into three stages: (i) opportunity identification, (ii) initial planning and budgeting, and (iii) land acquisition. The following diagram sets forth the key stages of our property development process.

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

We have three projects that we are developing in Hanzhong City and one in Yang County, which is adjacent to Hanzhong City.  Our projects located in Hanzhong City are: Mingzhu Garden -Mingzhu Nanyuan, Mingzhu Beiyuan (Mingzhu Nanyuan and Mingzhu Beiyuan are treated as one project in different phases), Oriental Mingzhu Garden and NanDajie (Mingzhu Xinju).  In Yang County, our project is Yangzhou Pearl Garden.  Most projects are being developed in multiple phases.

Mingzhu Garden -Mingzhu Nanyuan consists of one sub-high-rise and two high-rise residential buildings with commercial shops located on the first floor.  The completed portions of Mingzhu Nanyuan include one sub-high-rise residential building. As at September 30, 2011, the completed area is 11,502 square meters. The Mingzhu Nanyuan project under development includes two high-rise buildings, with total GFA of 35,220 square meters.

Mingzhu Garden -Mingzhu Beiyuan consists of high-rise residential buildings. The completed portion of the Mingzhou Beiyuan project includes two high-rise residential buildings with commercial shops located on the first floor. The completed area is 33,474 square meters. The Mingzhou Beiyuan project under development includes high-rise residential buildings with a total GFA of 350,000 square meters.

NanDajie (Mingzhu Xinju) consists of two residential high-rise buildings, with commercial shops located on the first floors. One building was completed at September 30, 2010 and one completed at September 30, 2011 with total GFA of 21,137 square meters.

Oriental Mingzhu Garden consists of high-rise residential buildings with commercial shops on the first and second floors. As at September 30, 2011, it is still in the planning stage with a total GFA of 258,000 square meters.

Yangzhou Pearl Garden consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors. As at September 30, 2011, the completed portion of Yangzhou Pearl Garden includes multi-layer residential buildings, sub-high-rise and high-rise residential buildings, with a total GFA of 94,208 square meters. Yangzhou Pearl Garden under development consists of multi-layer residential buildings and high-rise residential buildings, with a total GFA of 62,352 square meters. Yangzhou Pearl Garden under planning includes multi-layer residential buildings, a sub-high-rise residential building, and high-rise residential buildings, with a total GFA of 87,000 square meters.

Completed Projects

The following table sets forth our completed projects in the year ending September 30, 2011:

Project Name	Location	Type of Buildings	Total GFA(1) square meters completed during the year	Total Number of Units completed during the year	Number of units sold during the year
Yangzhou Pearl Garden	Yang County	Multi-layer residential Sub-high-rise residential	94,208	799	643

Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	11,502	76	74

Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong City	High-rise residential	33,473	265	176

NanDajie (Mingzhu Xinjun)	Hanzhong City	High-rise residential	21,137	128	119
Total			160,320	1,268	1,012

 (1)       The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•
for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections

Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2011:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	Total Number of Units	Number of Pre-sold Units
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong	High-rise residential	35,220	316	41
Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong	High-rise residential	350,000	N/A	336
Yangzhou Pearl Garden	Yang County	Sub-high-rise residential High-rise residential	62,352	348	172
Total			447,572	664	549
Projects under Planning
Oriental Mingzhu Garden	Hanzhong	Multi-layer residential and commercial units	258,000	1,917	-
Yangzhou Pearl Garden	Yang County	Multi-layer residential, Sub-high-rise residential, High-rise residential	87,000	N/A	-
Total			345,000	1,917	-

(1)       The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•
for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

Suppliers

Land Use Rights

In China, the supply of land is controlled by the government. Since the early 2000s, the real estate industry in China has been transitioning from an arranged system controlled by the PRC government to a more market-oriented system. At present, although the Chinese government still owns all urban land in China, land use rights with terms up to 70 years, can be granted to, and owned or leased by, private individuals and companies. Generally, there are two ways the Company applies to acquire land use rights.

In July 2008, the Company acquired the land use rights of a bankrupt company, Hanzhong Energy Company, which covered an area of 30 acres in Hanzhong City.  After the acquisition, the Company started the construction of its NanDajie project and part of Mingzhu Garden on the acquired land use rights, with a total Gross Floor Area (“GFA”) of 42,476 square meters. The projects were completed in 2011.

In 2009, the Company successfully acquired additional land use rights covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of its Mingzhu Garden project, which consisted of two large sub projects: Mingzhu Nanyuan and Mingzhu Beiyuanon. Both of these sub projects were further developed under multiple phases. As of September 30, 2011, a significant portion of Mingzhu Nanyuan has been completed while most of Mingzhu Beiyuan was still under construction.

In March 2011, the Company entered into a land use rights transfer agreement with Hanzhong Guangxia Real Estate Development Limited (“Hanzhong”), which is a related party controlled by our Chief Executive Officer and major shareholder Mr. Xiaojun Zhu. Pursuant to the agreement, Hanzhong agreed to transfer land use rights covering 66 acres (GFA 44,000 square meters) to the Company at the fair value of $12,509,380 (RMB80,000,000) based on an independent valuation report. The Company paid the full purchase price and received the land use rights in March, 2011. The land use rights were originally purchased by Hanzhong during 2001 - 2003.

In May 2011, the Company successfully acquired additional land use rights covering GFA 62,700 square meters through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company planned to start the construction of Oriental Mingzhu Garden project. As of September 30, 2011, the Oriental Mingzhu Garden project is still in the preliminary planning stage.

In May 2011, the Company entered into a development agreement with the local government of Hanzhong City. Pursuant to the agreement, the Company is required to prepay the development cost of $18,717,163 (RMB119, 700,000) and obtain the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2011, a deposit of $3,127,345 (RMB20, 000,000) had been paid by the Company with respect to such prepaid development cost. The public bidding has not yet occurred, and the Company has not yet acquired the property.

In August 2011, the Company entered into a land transfer agreement with an unrelated party Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for a total price of $7,114,711 (RMB45, 500,000).  As of September 30, 2011, a deposit of $3,127,346 (RMB20, 000,000) had been paid by the Company with respect to such purchase price.

On November 18, 2011, the Company won two bids for certain land use rights by auction. The first bid is for the land use right for a parcel of land in Yangxian at a total consideration of approximately $9,578,700 (RMB 60,824,600). The land has a total area of 69,913 square meters. The second bid is for the land use rights for another parcel of land in the same area in Yangxian. The total consideration for the second bid is approximately $2,760,300 (RMB 17,528,000). The land has a total area of 20,863 square meters. Both of these sets of acquired land use rights will be used for the construction of multi-layer residential buildings.

All land transactions are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources. As to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality selected through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Other Suppliers

The Company uses various suppliers in the construction of its projects. One supplier accounted for 20% and 38% of project expenditures for the years ended September 30, 2011 and 2010, respectively.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with local and regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include Wanbang Real Estate Development Co. Ltd., and other national real estate developers who have also started their projects in these local markets.

Nationally, there are numerous companies that have real estate projects across China. There are 55 housing and land development companies listed on the Shanghai and Shenzhen Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with the Company for business as the Company targets small to medium sized projects in Tier 3-4 cities and counties.

In the regional market, the Company’s only direct competitor with meaningful market share in the market is Wanbang Real Estate Development Co. Ltd. This company generally undertakes medium and small scale projects and focuses on development of commercial real estate properties, such as hotels and shopping centers. By the end of December 2010, Wanbang had developed realty of about 700 acres across Hangzhong City and other surrounding counties. As of September 30, 2011, Wanbang completed the construction of approximately 40,000 square meters of residential properties. Since April 2010, Wanbang has undertaken small government-supported projects, including the construction of residential apartments for low-income buyers.

Competitive Strengths:

We believe the following strengths allow us to compete effectively:

Well Positioned to Capture Opportunities in Tier 3 and Tier 4 Cities and Counties.

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

Standardized and Scalable Business Model.

Our business model focuses on a standardized property development process designed for rapid asset turnover. We break up the overall process into well-defined stages and closely monitor costs and development schedules through each stage. These stages include (i) identifying land, (ii) pre-planning and budgeting, (iii) land acquisition, (iv) detailed project design, (v) construction management, (vi) pre-sales, sales and (vii) after-sale service. We commence pre-planning and budgeting prior to the land acquisition, which enables us to acquire land at costs that meet our pre-set investment targeted returns and to quickly begin the development process upon acquisition. Our enterprise resource planning enables us to collect and analyze information on a real-time basis throughout the entire property development process. We utilize our customer relationship management system to track customer profiles and sales to forecast future individual preferences and market demand.

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 15 years’ experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

Guangsha is also an “AAA Enterprise in Shaanxi Construction Industry”, the highest credit ranking, as recognized by the Credit Association of Agricultural Bank of China, Shaanxi Branch.

Strategies

Our goal is to become the leading residential property developer focused on China’s Tier 3 and Tier 4 cities and counties by implementing the following strategies:

Continue Expanding in Selected Tier 3 and Tier 4 Cities. We believe that Tier 3 and Tier 4 cities and counties present development opportunities that are well suited for our scalable business model of rapid asset turnover. Furthermore, Tier 3 and Tier 4 cities and counties currently tend to be in an early stage of market maturity and have fewer large national developers. We believe that the fragmented market and relative abundance of land supply in Tier 3 and Tier 4 cities, as compared to Tier I and 2 cities, offer more opportunities for us to generate attractive margins and we also believe that our experience affords us the opportunity to emerge as a leading developer in these markets. In the near future, we plan to enter into other Tier 3 and Tier 4 cities that have:

•	Increasing urbanization rates and population growth;

•	High economic growth and increasing individual income; and

•	Sustainable land supply for future developments.

We plan to continue to closely monitor our capital and cash positions and carefully manage our cost for land use rights, construction costs and operating expenses. We believe that we will be able to use our working capital more efficiently by adhering to prudent cost management, which will help to maintain our profit margins. When selecting a property project for development, we will continue to follow our established internal evaluation process, including utilizing the analysis and input of our experienced management team and choosing third-party contractors through a tender process open only to bids which meet our budgeted costs.

Quality Control

We emphasize quality control to ensure that our buildings and residential units meet our standards and provide high quality service. We select only experienced design and construction companies. We, through our contracts with construction contractors, provide customers with warranties covering the building structure and certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. In the event of delay or poor work quality, the contractor may be required to pay pre-agreed damages under our construction contracts. Our construction contracts do not allow our contractors to subcontract or transfer their contractual arrangements with us to third parties. We typically withhold 2% of the agreed construction fees for two to five years after completion of the construction as security to guarantee quality, which provides us assurance for our contractors’ work quality.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2011, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2011, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 87 full-time staff and employees.

Department
Management	15
Accounting staff	5
Sales and marketing staff	60
Administrative	7
Total	87

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

If we are unable to successfully manage our expansion into other Tier 3 and Tier 4 cities, we will not be able to execute our business plan.

Historically, our business and operations have been concentrated in Hanzhong City and other surrounding counties. If we are unable to successfully develop and sell projects outside Hanzhong City, our future growth may be limited and we may not generate adequate returns to cover our investments in these Tier 3 and Tier 4 cities. In addition, as we expand our operations to Tier 3 and Tier 4 cities with higher land prices, our costs may increase, which may lead to a decrease in our profit margin.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

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

Although we believe that these measures are generally targeted at the luxury property market and speculative purchases of land and properties, the PRC government could introduce other measures in the future that may adversely affect our ability to obtain land for development. We currently acquire our development sites primarily by bidding for government land. Under current regulations, land use rights acquired from government authorities for commercial and residential development purposes must be purchased through a public tender, auction or listing-for-sale. Competition in these bidding processes has resulted in higher land use rights costs for us. We may also need to acquire land use rights through acquisition, which could increase our costs. Moreover, the supply of potential development sites in any given city will diminish over time and we may find it increasingly difficult to identify and acquire attractive development sites at commercially reasonable costs in the future.

We provide guarantees for the mortgage loans of our customers which expose us to risks of default by our customers.

We pre-sell properties before actual completion and, in accordance with industry practice, our customers’ mortgage banks require us to guarantee our customers’ mortgage loans. Typically, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties. In line with what we believe to be industry practice, we rely on the credit evaluation conducted by mortgagee banks and do not conduct our own independent credit checks on our customers. The mortgagee banks typically require us to maintain, as restricted cash, 5% to 10% of the mortgage proceeds paid to us as security for our obligations under such guarantees (the security deposit).

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

We rely on our key management members.

We depend on the services provided by key management members. Competition for management talent is intense in the property development sector. In particular, we are highly dependent on Mr. Xiaojun Zhu, our founder, Chairman and Chief Executive Officer. We do not maintain key employee insurance. In the event that we lose the services of any key management member, we may be unable to identify and recruit suitable successors in a timely manner or at all, which will adversely affect our business and operations. Moreover, we need to employ and retain more management personnel to support our expansion into other Tier 3 and Tier 4 cities and counties. If we cannot attract and retain suitable human resources, especially at the management level, our business and future growth will be adversely affected.

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

We are subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws and regulations that apply to any given development site vary significantly according to the site’s location and environmental condition, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas. Although the environmental investigations conducted by local environmental authorities have not revealed any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations to date, it is possible that these investigations did not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware. We cannot assure you that future environmental investigations will not reveal material environmental liability. Also, we cannot assure you that the PRC government will not change the existing laws and regulations or impose additional or stricter laws or regulations, the compliance with which may cause us to incur significant capital expenditure.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

We need to improve our internal financial reporting controls.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies (other than smaller reporting companies) to obtain on the adequacy of the control system. This may not prevent us from obtaining an unqualified opinion on the presentation of the financial statements in accordance with U.S. Generally Accepted Accounting Principles.

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

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in Tier 3 and 4 cities which have lagged in progress in these aspects when compared to Tier 1 cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the Tier 3 and Tier 4 cities we focus on, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

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

In addition, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2011 and 2010, the Hanzhong City taxing authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2011 were significantly lower than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s principal administrative, sales, and marketing facilities are located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province. The Company built the office building in which its headquarters are located and owns the floor that houses its headquarters. In addition, the Company also owns a sales office in Yangxian.  See Item 1.  Business — Our Projects for a description of the location and general character of the Company's real estate projects.

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

ITEM 4.  (Removed and Reserved)

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

China HGS’s common stock is quoted on the NASDAQ Global Market under the symbol “HGSH” since September 13, 2010. The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to China HGS’s listing on the NASDAQ Global Market, its common stock was quoted on the OTC Bulletin Board under the symbol “CAHS.”

YEAR 2010	High Bid	Low Bid
1st Quarter Ended December 31, 2009	$2.25	$2.20
2nd Quarter Ended March 31,2010	$4.88	$4.83
3rd Quarter Ended June 30, 2010	$4.38	$4.26
4th Quarter Ended September 30, 2010	$4.18	$4.05

YEAR 2011	High Bid	Low Bid
1st Quarter Ended December 31, 2010	$4.18	$2.65
2nd Quarter Ended March 31, 2011	$3.50	$2.12
3rd Quarter Ended June 30, 2011	$3.10	$2.17
4th Quarter Ended September 30, 2011	$2.55	$1.21

Holders

According to the records of our transfer agent, China HGS had 298 stockholders of record as of December 21, 2011.

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

PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	34,000	$2.37	0
Equity compensation plans not approved by security holders	34,000	$2.60	0
Total	68,000	$2.49	0

Item 6.  Selected Financial Data

Not applicable

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.  These forward-looking statements include, among other things, statements relating to:

•	our ability to expand in 2012;

•	our ability to obtain additional land use rights at favorable prices;

•	the market for real estate in Tier 3 and 4 cities and counties;

•	our ability to obtain additional capital in future years to fund our planned expansion; or

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

Our Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. All of our businesses are conducted in mainland China. We were founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city of Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China which we strategically selected based on a set of criteria. Our selection criteria includes population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. As of September 30, 2011, we have established operations in the city of Hanzhong, and Yang County in Shaanxi Province. We are a fast-growing residential real estate developer that focuses on Tier 3 and Tier 4 cities and counties in China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control.  We plan to expand into strategically selected Tier 3 and Tier 4 cities and counties with real estate development potential in Shaanxi Province, and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We intend to continue our expansion into additional selected Tier 3 and Tier 4 cities and counties as suitable opportunities arise.

Overview

The real estate market plodded forward amid increasingly restrictive policies in the first half of 2011. In January 2011, Shanghai and Chongqing officially started to levy property tax. In February 2011, Beijing issued a purchase restriction order, and more than 40 cities nationwide soon followed suit. In March 2011, the National Development and Reform Commission announced that from May 2011, each residential house must be marked clearly with a specific price as the ceiling price. Apart from administrative measures, to further tighten liquidity, the People’s Bank of China increased banks’ required reserve ratios six consecutive times and raised the benchmark interest rate three times since the beginning of the year, leaving a profound impact on the residential housing transaction volume. In 2011, residential housing transaction volume in major cities nationwide recorded a decrease compared with that of the same period of 2010. The first-tier cities with stricter policies witnessed a more extensive decrease in transaction volume.

Under such changing policies and market environment, the Company actively followed the macroeconomic control trends, strengthened the intensive corporate management and optimized the operating model of premium standardized housing. A number of key indicators continued to record substantial growth. During fiscal 2011, the Company achieved a total sales revenue amount of $56.9 million, an increase of 20% over fiscal 2010’s total sales revenue of $47.3 million. Our average selling price in fiscal 2011 was approximately $436 per square meter, increased by 22% over fiscal 2010. Our sales in fiscal 2011 were mainly generated from four projects, namely Yanzhou Pear Garden, NanDajie, Mingzhu Garden and Central Plaza. This achievement resulted from an effective strategy in reaction to the changes in the Chinese real estate market and governmental policies, strengthened management of construction progress, strict cost controls, and an enhanced marketing force to increase the public recognition of our brand.

There also exist some uncertainties in our future sales trend which may impact our reported revenue in the near future. We recognize real estate sales revenue when all the criteria for revenue recognition have been met and the property has been delivered to buyers.  Our sales revenue is affected by the number of units delivered and also affected by fluctuations in market prices.  Most of our newly developed projects are high-rise buildings with longer construction periods. Consequently, in certain future reporting periods, we may not have any new construction work completed and delivered to buyers. This may negatively impact our revenue in such periods. This is a characteristic of our business and uneven sales revenues from quarter to quarter is due in part to the rate at which units are completed and delivered to buyers.

With respect to capital funding requirements, while many property developers must now worry about their debt leverage and working capital needs for debt repayment, in contrast, the Company does not have any external debt obligations outstanding as at September 30, 2011 except for a loan in the amount of $1,810,000 to its major shareholder. The Company’s ample cash flows from sales and, if necessary, shareholder loans should provide financial support for its current development and operations. In order to fully implement our business plan, however, we may need to raise capital in future. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

The Government’s tightening policies should continue in 2012, which may make real estate developers face more difficulties in obtaining land use rights and bank loans. These governmental policies will also negatively affect buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision. Such market conditions will impact our sales revenue to a certain degree. Despite the declining transaction volume and cooling real estate market, housing prices in Tier 3 and Tier 4 cities and counties have not shown a substantial correction. Meanwhile, with affordable housing construction still underway, it takes time for abundant affordable housing to appear in the market. The Company therefore expects the purchase restrictions and price ceiling policies to continue, which however, should have less impact on the Company’s products compared to the real estate markets in Tier I and II cities and counties. On the other hand, credit conditions will likely continue to tighten. The Company expects to continue to focus on developing real estate properties in prime locations of Tier 3 and Tier 4 cities and counties.

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

The following table summarizes revenue generated by project for the years ended September 30, 2011 and 2010, respectively:

	For the Years Ended September 30,
	2011		2010
	Revenue	%	Revenue	%	Variance	Variance%
Projects
Yangzhou Pearl Garden	$28,612,053	50.31%	$26,836,824	56.70%	$1,775,229	6.61%
NanDajie (Mingzhu Xinjun)	10,087,619	17.74%	8,228,346	17.38%	1,859,273	22.60%
Mingzhu Garden (Nanyuan and Beiyuan)	15,630,686	27.48%	11,104,487	23.46%	4,526,199	40.76%
Central Plaza (Mingpin Plaza)	2,541,051	4.47%	1,161,334	2.46%	1,379,717	118.80%
Total Revenue	$56,871,409	$100%	47,330,991	100%	$9,540,418	20.16%
Sales Tax	(3,544,584)		(2,829,245)		715,339	25.28%
Revenue net of sales tax	$53,326,825		$44,501,746		8,825,079	19.83%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking lots in projects that we have developed. Revenues increased by 20.16% to approximately $56.9 million for the twelve months ended September 30, 2011 from approximately $47.3 million for the twelve months ended September 30, 2010.  The $9.5 million increase was mainly attributable to a higher average selling price. The average selling price for the year ended September 30, 2011 was approximately $436 per square meter, which increased 22% from the average selling price in 2010. The total GFA sold for year ended September 30, 2011 was 130,557 square meters, which slightly decreased from 138,316 square meters sold in 2010.

Sales taxes in 2011 and 2010 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax in 2011 and 2010 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. Total sales taxes were $3,544,584 and $2,829,245 for the years ended September 30, 2011 and 2010, respectively, representing an increase of 25.28% from last year, primarily as a result of the increase in our revenue.

We are developing more high-rise residential buildings with longer construction periods, which indicates that in certain future reporting periods, we might not have any new construction work completed and delivered to buyers, and the only available-for-sale real estate property would be previously unsold property included in the inventory pool. Since we recognize revenue in accordance with the full accrual method at the time of the closing of an individual unit sale, the longer construction periods for high-rise residential buildings may result in significant fluctuations in our revenues.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	For the Years Ended September 30,
	2011		2010
	USD	Percentage	USD	Percentage	Variance	Variance %
Land use right	$4,012,695	12.75%	$4,976,095	21.10%	$(963,400)	(19.36	) %
Construction cost	$27,464,754	87.25%	$18,603,402	78.90%	$8,866,864	47.68%
Total	$31,477,449	100%	$23,579,497	100%	$7,903,464	34%

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

Cost of sales was approximately $31.5 million for the twelve months ended September 30, 2011 compared to $23.6 million for the twelve months ended September 30, 2010. The average cost of sales per square meter of GFA sold was $241 for the year ended September 30, 2011, compared to $170 for the year ended September 30, 2010. The $7.9 million increase in cost of sales was mainly attributable to higher construction cost incurred for the twelve months ended September 30, 2011.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the twelve months ending September 30, 2011 were $4,012,695, as compared to $4,976,095 for the twelve months ended September 30, 2010, representing a decrease of $963,400 or 19.36% from costs for land use rights for the twelve months ended September 30, 2010. Costs for land use rights have increased in the past few years due to rising property prices in Hanzhong and competition from other bidders at government land auctions. However, the land prices have been decreasing slightly because of the restrictive policies recently imposed by the central government and less competition at land auctions since 2010. In addition, the lower land use rights cost is also due to the fact that the total GFA sold during the year ended September 30, 2011 was 130,557 square meters, which slightly decreased from 138,316 square meters sold in 2010.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. We provide major construction materials including cement and steel. Our construction contracts provide a fixed payment which covers substantially all labor, other materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2011 were $27,464,745, as compared to $18,603,402 for the twelve months ended September 30, 2010, representing an increase of $8,866,864 or 47.68% compared to those of the year ended September 30, 2010. The increase in the construction costs was mainly attributable to the following factors: (a) certain newly completed projects for the year ended September 30, 2011 required deeper foundations; (b) we upgraded the type of steel used in certain newly completed projects in 2011; and (c) we bought and used premixed concrete in certain newly completed projects to improve the construction efficiency.

Total cost of real estate sales increased by 34% or $7,903,464 to $31,477,449 for the year ended September 30, 2011, compared to $23,579,497 for the year ended September 30, 2010. Total cost of real estate sales as a percentage of revenue for the year ended September 30, 2011 was 55%, compared to 50% for the year ended September 30, 2010. The increase in cost of real estate sales as a percentage of revenue was mainly due to a significant increase in the cost of construction.

Gross profits

Gross profit was approximately $21.8 million for the twelve months ended September 30, 2011 compared to $20.9 million for the twelve months ended September 30, 2010, an increase of approximately $0.9 million primarily as a result of increased sales. Our overall gross profit as a percentage of revenue decreased to 38% for the for the twelve months ended September 30, 2011 as compared to 44% for the twelve months ended September 30, 2010, mainly due to a significant rise in the cost of construction in Hanzhong city, which mainly affected the construction costs for the Mingzhu Nanyuan , Mingzhu Beiyuan and NanDajie projects located in downtown Hanzhong city. In addition, the gross profits of the Mingzhu Nanyuan and Beiyuan projects decreased 10% in 2011 compared to 2010 mainly because the sales in 2010 were mostly commercial units and parking lots which both have higher margins; the gross profit of the Central Plaza project increased 21% in 2011 compared to 2010 mainly because the sales in 2011 were mostly commercial units which have higher margins compared to most of sales in 2010 which were related to parking lots with lower margins. The following table sets forth the gross margin of each of our projects for the indicated period:

	For the Year Ended September 30
	2011		2010
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %
Under development:
Yangzhou Pearl Garden	$14,084,671	49%	$12,965,069	48%	$1,119,602	1%
NanDajie (Mingzhu Xinjun)	2,444,508	24%	3,926,647	48%	(1,482,139)	(23	) %
Mingzhu Nanyuan and Beiyuan	7,131,850	46%	6,311,730	56%	820,120	(10	) %
Completed:
Central Plaza (Mingpin Plaza)	1,732,931	68%	548,048	47%	1,184,883	21%
Sales Tax	(3,544,584)		(2,829,245)
Total Gross Profit	$21,849,376	38%	$20,922,249	44%
Total Revenue	$56,871,409		$47,330,991

Operating expenses

Total operating expenses decreased to approximately $2.0 million for the twelve months ended September 30, 2011 from $2.73 million for the twelve months ended September 30, 2010. The operating expenses as a percentage of revenues remain relatively stable at around 4-6%. The $0.73 million decrease in total operating expenses was mainly due to the government’s waiver of the Company’s certain municipal fund accruals and a recovery from settlement of payables related to the Company’s reverse acquisition in 2009. These changes are summarized below:

	As of September 30,
	2011	2010
General and administrative expenses	$1,372,345	$2,126,874
Selling expenses	657,089	599,143
Total Operating expenses	$2,029,434	$2,726,017
Percentage of Revenue	4%	6%

Selling and Distribution Expenses

Selling and distribution expenses increased by $57,946, or 9.67%, to $657,089 for the year ended September 30, 2011 from $599,143 for the year ended September 30, 2010. The selling and distribution expenses as a percentage of revenues remain relatively stable at around 1% in both years.

Selling and distribution expenses include:

(1) Advertising and promotion expenses, such as billboard and other physical advertising costs, and costs associated with our showrooms and model apartments;

(2) Staff costs, which primarily consist of salaries and sales commissions;

(3) Other related expenses.

As of September 30, 2011 we employed 60 full time sales and marketing personnel including 50 in Hanzhong City and 10 in Yang County. We expect our selling and marketing expenses to increase as we increase our sales efforts, launch more projects and expand our operations.

General and administrative expenses

For the year ended September 30, 2011, general and administrative expenses were $1,372,345, a decrease of $754,529 or 35%, compared to general and administrative expenses of $2,126,874 for the year ended September 30, 2010. The decrease is primarily due to the government’s waiver of certain of the Company’s municipal fund accruals of $653,470 for the period from October 1, 2008 to September 30, 2011, which resulted in a recovery of expense. In addition, the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 of general and administrative expenses were recovered.

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

Interest Income (expense)

Net interest income was $2,128 for the twelve months ended September 30, 2011 compared to net interest expense of $35,670 for the twelve months ended September 30, 2010. The increase of net interest income (expense) for the twelve months ended September 30, 2011 was a result of the fact that the Company paid off all its short term bank loans during 2010.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the two years ended September 30, 2011.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In both fiscal 2011 and 2010, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2011 were $1,108,284. Income taxes increased in fiscal 2011 by 30.72% as compared to $847,800 for the year ended September 30, 2010 as a result of our higher revenue.

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

Net income

We realized $18,719,938 in net income for the year ended September 30, 2011, a 8.13% or $1,407,176 increase as compared to $17,312,762 for the year ended September 30, 2010..

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

Translation adjustments resulting from this process amounted to $2,720,280 and $941,226 as of September 30, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.3952 RMB to 1.00 USD as compared to 6.6981 RMB to 1.00 USD at September 30, 2010. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2011 and 2010 were 6.5377 RMB and 6.82135 RMB, respectively.

 Liquidity and Capital Resources

Current Assets and Liabilities

To date, we have financed our operations primarily through cash flows from operations and borrowings from a shareholder. As of September 30, 2011, the Company had $32,523,841 in working capital, a decrease of $7,531,792 as compared to $40,055,633 as of September 30, 2010. The decrease was primarily due to the increase of accounts payable related to the construction contractors which will be paid within a year after the settlement of the constructions and unpaid construction costs. The significant increase in account payables related to construction contractors were mainly due to more construction progress achieved in multiple real estate projects during 2011.

Total current assets increased to approximately $60.2 million at September 30, 2011 from $59.3 million at September 30, 2010. The primary changes in our current assets during this year were increases in advances to suppliers, our security deposit for land use rights and real estate property development completed and were offset by the decreases in cash and cash equivalents, restricted cash and real estate property under development.

The decrease of cash from $12.6 million at September 30, 2010 to $8.8 million as of September 30, 2011 was due primarily to our spending $6.3 million for a security deposit for land use rights. The increase in advances to vendors and loans to outside parties from $6.7 million at September 30, 2010 to $8.8 million as of September 30, 2011 was attributed to our financial support to strengthen our relationship with our construction material suppliers.

We classify “real estate completed” and “real estate under development” on our balance sheet into current and non-current portions based on the estimated date of completion. Real estate completed and real estate under development that we expect to be sold within one year from the balance sheet date are classified as current assets. At September 30, 2011, the current portion of real estate property completed increased by $8 million to $18.9 million and the current portion of real estate property under development decreased by $11.3 million to $16.7 million, primarily resulting from the completion of buildings in our Mingzhu Garden, NanDajie, and Yangzhou Pearl Garden projects.

The current portion of customer deposits decreased slightly from $12.4 million at September 30, 2010 to $11.6 million at September 30, 2011. Customer deposits expected to be recognized as revenue over a year from the balance sheet date are considered as long term liabilities, and were $10.4 million and $1.4 million as of September 30, 2011 and 2010, respectively.

Our total current liabilities as of September 30, 2011 totaled $27.6 million, representing a 43.8% increase compared to $19.2 million as of September 30, 2010. The significant increase in current liabilities was due to the increase of accounts payable related to construction contractors, shareholder loan, accrued expenses and taxes payable. On June 16, 2011, Guangsha entered into an RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, the majority shareholder and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed RMB32,000,000 ($4,894,688) from Mr. Xiaojun Zhu to partially fund a deposit for a land use rights bid. As the Company did not acquire the land use rights, the Company fully repaid the RMB32,000,000 ($4,894,688) owed to Mr. Xiaojun Zhu under the RMB Loan Agreement as at September 30, 2011. On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with our major shareholder, Mr. Xiaojun Zhu. Pursuant to the USD Loan Agreement, the Company borrowed USD1,810,000 from Mr. Xiaojun Zhu to make a capital injection to Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the full amount of the loan was outstanding as of September 30, 2011.

In connection with certain land use rights auctions, the Company borrowed an additional $3,149,619 (RMB 20,000,000) from Mr. Xiaojun Zhu, its major shareholder and Chairman of the Board of Directors, on November 14, 2011 to fund the deposits for the land use rights bids. The shareholder loan was interest-free for the first month and had an annual interest rate of 15% thereafter. The Company has repaid the full amount to Mr. Xiaojun Zhou by December 7, 2011.

In order to fully implement our business plan, however, we may need to raise capital far in excess of our current asset value. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results for the fiscal year ended September 30, 2011 to the fiscal year ended September 30, 2010, is summarized as follows:

	As of September 30,
	2011	2010	Variance
Net cash provided by (used in) operating activities	$(5,586,447)	$12,253,102	(17,839,549)
Net cash used in investing activities	$(490,755)	$(7,696)	(483,059)
Net cash provided (used in) financing activities	$1,810,000	$(674,353)	2,484,353
Effect of changes of foreign exchange rate on cash	$483,152	$230,010	253,142
Net increase (decrease) in cash and cash equivalent	$(3,784,050)	$11,801,062	(15,585,112)
Cash and cash equivalent, beginning of year	$12,621,845	$820,783	11,801,602
Cash and cash equivalent, end of year	$8,837,795	$12,621,845	(3,784,050)

Operating activities

Net cash used in operating activities during the twelve months ended September 30, 2011 was $5,586,447, consisting of net income of $18,719,938, noncash adjustments of $137,059 and net changes in our operating assets and liabilities due to our expanded operating activities, including a decrease in restricted cash of $79,523, an increase in advances to vendors and loans to outside parties of $1,403,056 which were made in order to maintain good relationships with the suppliers, an increase in real estate property completed of $7,284,509, an increase in real estate property under development of $24,128,313 due to our expansion into multiple phases of the existing real estate projects during the year, increased security deposits for land use rights of $6,118,360, increased accounts payable of $ 6,448,357 due to more progress achieved in multiple real estate projects, increased customer deposits in the amount of $7,372,965 which we were able to recognize as revenue when all conditions for revenue recognition were met, increased accrued expenses of $1,023,617 due to unpaid sales commissions and staff compensation, and decreased taxes payable of $71,217 due to an increase in our net income. The negative cash provided by operating activities is mainly attributable to our significant spending on real estate property under development and deposits for land use rights.

Net cash used in operating activities during the twelve months ended September 30, 2010 was $12,253,101, consisting of net income of $17,312,762, noncash adjustments of $114,456 offset by net changes in our operating assets and liabilities due to our expanded operating activities, including an increase in restricted cash of $493,208, an increase in loans to outside parties of $4,807,282 which were made in order to maintain good relationships with the suppliers, an increase in real estate property completed of $8,327,290, a decrease in real estate property under development of $6,011,679 due to the completion of three projects during the year, decreased customer deposits in the amount of $888,119 which we were able to recognize as revenue because all conditions for revenue recognition were met, increased taxes payable of $2,456,598 due to an increase in our net income, and increased accrued expenses of $772,007. The increase of the cash provided by operating activities is mainly attributable to the decrease in real estate property under development and the increase in taxes payable. The decrease in real estate property is due to the increased completion of buildings of Yangzhou Pearl Garden, Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan), Oriental Mingzhu Garden and NanDajie (Mingzhu Xinju). The increase in taxes payable resulted from the increase in revenue.

Net cash used in operating activities for the year ended September 30, 2011 was $5,586,447 compared with a net cash provided by operating activities of $12,253,102 for the year ended September 30, 2010, a net decrease of $17,839,549 compared to the same period in 2010.

Investing activities

Cash flows used in investing activities were $490,755 in the twelve months ended September 30, 2011, compared to $7,696 in the twelve months ended September 30, 2010. Cash flows used in investing activities in the twelve months ended September 30, 2011 increased by $483,755 compared to the same period in 2010 as a result of the purchase of a new office building in 2011.

Financing activities

Net cash flows provided by financing activities amounted to $1,810,000 in the twelve months ended September 30, 2011, which was a loan from our major shareholder. Cash flows used in financing activities amounted to $674,353 in the twelve months ended September 30, 2010, which consisted of the repayment of loans. Cash flows provided by financing activities for the year ended September 30, 2011 increased by $2,484,353 to $1,810,000, compared to $674,353 of cash flow used in financing activities in 2010.

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

The consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.
 Security deposits for land use rights

Security deposits for land use rights consist of the deposit held by the PRC government for the purchase of land use rights in Hanzhong City and the deposit held by an unrelated party to transfer its land use rights in Hanzhong City to the Company. The deposits will be reclassified to real estate property under development upon the transfers of legal title.

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

Loans to outside parties:

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the years ended September 30, 2011and 2010, the provision for losses on loans to outside parties was $7,506 and $7,037, respectively.

Stock-based compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, Compensation - Stock compensation, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those stock options and common stock awards that are expected to vest.

Real Estate Under Development/Real Estate Completed

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use rights leases with various terms from the PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

Expenditures for land development, including the cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project (or phase of the project) multiplied by the total cost of the project (or phase of the project).

The cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity costs include landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. In accordance with GAAP, real estate property development completed and under development are subject to impairment when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2011 and 2010.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2011, and 2010.

As of September 30, 2011, the tax years ended September 30, 2005 through September 30, 2011 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2006 through September 30, 2011 remain open for statutory examination by U.S. tax authorities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, LLP
Marlton, New Jersey
December 23, 2011

CHINA HGS REAL ESTATE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS

Current assets:
Cash	$8,837,795	$12,621,845
Restricted cash	885,678	923,245
Advances to vendors	5,931,149	-
Loans to outside parties, net	2,571,651	6,748,832
Security deposits for land use right	6,254,691	-
Real estate property development completed	18,886,485	10,922,339
Real estate property under development	16,707,423	28,021,880
Other current assets	85,423	12,436

Total current assets	60,160,295	59,250,577

Property, plant and equipment, net	1,113,032	665,589
Real estate property under development, net of current portion	47,010,098	9,263,712

Total Assets	$108,283,425	$69,179,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,440,593	$810,179
Other payables	324,298	1,061,725
Construction deposits	469,084	72,955
Customer deposits	11,564,868	12,424,261
Shareholder loan	1,810,000	-
Accrued expenses	2,003,913	914,573
Taxes payable	4,023,698	3,911,251

Total current liabilities	27,636,454	19,194,944

Customer deposits, net of current portion	10,420,650	1,370,629
Construction deposits, net of current portion	577,423	458,783

Total liabilities	38,634,527	21,024,356

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of September 30, 2011 and 2010	$45,050	$45,050
Additional paid-in capital	17,724,085	17,670,927
Statutory surplus	5,945,384	4,065,393
Retained earnings	40,322,106	23,482,159
Accumulated other comprehensive income	5,612,273	2,891,993

Total stockholders' equity	69,648,898	48,155,522

Total Liabilities and Stockholders' Equity	$108,283,425	$69,179,878

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010
Real estate sales	$56,871,409	$47,330,991
Less: Sales tax	3,544,584	2,829,245
Cost of real estate sales, exclusive of depreciation	31,477,449	23,579,497
Gross profit	21,849,376	20,922,249
Operating expenses
Selling and distribution expenses	657,089	599,143
General and administrative expenses	1,372,345	2,126,874
Total operating expenses	2,029,434	2,726,017
Operating income	19,819,942	18,196,232
Interest income (expense) - net	2,128	(35,670)
Other income - net	6,152	-
Income before income taxes	19,828,222	18,160,562
Provision for income taxes	1,108,284	847,800
Net income	18,719,938	17,312,762
Other comprehensive income
Foreign currency translation adjustment	2,720,280	941,226
Comprehensive income	$21,440,218	$18,253,988
Basic and diluted income per common share
Basic	$0.42	$0.38
Diluted	$0.42	$0.38
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,057,527

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock Shares	Par value $0.001 Amount	Additional Paid-in Capital	Statutory Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at October 1, 2009	45,050,000	$45,050	$17,632,348	$2,330,259	$7,904,531	$1,950,767	$29,862,955
Stock-based Compensation			38,579				38,579
Appropriation of statutory reserve				1,735,134	(1,735,134)		-
Net income for the year	-				17,312,762	-	17,312,762
Foreign currency translation adjustments						941,226	941,226
Balance at September 30, 2010	45,050,000	45,050	17,670,927	4,065,393	23,482,159	2,891,993	48,155,522
Stock-based Compensation			53,158				53,158
Appropriation of statutory reserve				1,879,991	(1,879,991)		-
Net income for the year	-				18,719,938		18,719,938
Foreign currency translation adjustments						2,720,280	2,720,280
Balance at September 30, 2011	45,050,000	$45,050	$17,724,085	$5,945,384	$40,322,106	$5,612,273	$69,648,898

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2011	2010
Cash flows from operating activities
Net income	$18,719,938	$17,312,762
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	83,901	68,840
Stock based compensation	53,158	38,579
Provision for losses on loans to outside parties	7,506	7,037

Changes in assets and liabilities:
Restricted cash	79,523	(493,208)
Advances to vendors	(5,801,870)	-
Loans to outside parties	4,391,308	(4,807,282)
Security deposits for land use rights	(6,118,360)
Real estate property development completed	(7,284,509)	(8,327,290)
Real estate property under development	(24,128,313)	6,011,679
Other current assets	(70,820)	(484)
Accounts payables	6,448,357	62,961
Other payables	(770,545)	18,961
Customer deposits	7,372,965	(888,119)
Construction deposits	478,914	20,059
Accrued expenses	1,023,617	772,009
Taxes payable	(71,217)	2,456,598
Net cash (used in) provided by operating activities	$(5,586,447)	$12,253,102

Cash flow from investing activities
Purchase of property and equipment	(490,755)	(7,697)

Cash flow from financing activities
Proceeds from shareholder loan	6,704,688	-
Repayment of shareholder loan	(4,894,688)	(674,353)
Net cash provided by (used in) financing activities	$1,810,000	$(674,353)

Effect of changes of foreign exchange rate on cash	483,152	230,010
Net (decrease) increase in cash	(3,784,050)	11,801,062
Cash, beginning of year	12,621,845	820,783
Cash, end of year	$8,837,795	$12,621,845
Supplemental disclosures of cash flow information:
Interest paid	$-	$45,610
Income taxes paid	$1,133,005	$257,217

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

In addition, as a part of the Share Exchange transaction, the Company entered into an entrusted management agreement (the “Entrusted Management Agreement”) with the management of the Company’s PRC operating subsidiary, Shanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”) and issued to Mr. Zhu Xiaojun, the CEO of Guangsha and his management team an aggregate of 25,000,000 shares of the Company’s common stock.

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

HGS Investment is a Delaware corporation and owns 100% of the equity interest in Shaanxi HGS Management and Consulting Co., Ltd. (“Shanxi HGS”), a wholly owned foreign entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on June 3, 2009.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shanxi HGS, in November 2007 it entered into certain exclusive contractual agreements with Guangsha. Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shanxi HGS, is the primary beneficiary of Guangsha and its operations. Accordingly, Guangsha has been consolidated under ASC 810.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheet and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha, because the Company, HGS Investment and Shanxi HGS are holding companies resulting from the reorganization and do not have active operations since inception. The Company has not provided any financial support to Guangsha for the years ended September 30, 2011and 2010.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits are received in cash.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there is no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event.

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating subsidiaries is Renminbi (“RMB”), the currency of the PRC. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	2011	2010
Year end RMB : USD exchange rate	6.3952	6.6981
Annual average RMB : USD exchange rate	6.5377	6.8214

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

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC.

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the years ended September 30, 2011and 2010, the provision for losses on loans to outside parties was $7,506 and $7,037, respectively.

Security deposits for land use rights

Security deposits for land use rights consist of the deposit held by the PRC government for the purchase of land use rights in Hanzhong City and the deposit held by an unrelated party to transfer its land use rights in Hanzhong City to the Company. The deposits will be reclassified to real estate property under development upon the transfers of legal title.

Real estate property development completed and under development

Real estate property consists of finished residential unit sites, commercial offices and residential unit sites under development. The Company leases the land for the residential unit sites under land use right leases with various terms from the PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. In accordance to GAAP, real estate property development completed and under development are subject to impairment when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Property and equipment, net

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

Impairment of long-lived assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended September 30, 2011 and 2010.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2011 and 2010, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those stock options and common stock awards that are expected to vest.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2011 and 2010.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2011, and 2010.

As of September 30, 2011, the tax years ended September 30, 2005 through September 30, 2011 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2006 through September 30, 2011 remain open for statutory examination by U.S. tax authorities.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2011 and 2010 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2011 and 2010, the Company recorded advertising expenses of $25,446 and $52,574, respectively.

Concentration of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company does not expect that the adoption of this standard will have a materially affect its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the provisions in ASU 2011-08 will have a significant impact on the Company’s consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  RESTRICTED CASH

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of September 30, 2011 and 2010, the balances of restricted cash totaled $885,678 and $923,245, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

NOTE 4.  ADVANCES TO VENDORS

The Company makes cash advances to its vendors for services and materials related to the development and construction of residential units in the PRC. As of September 30, 2011 and 2010, the Company had outstanding balance of advance to vendors in the amount of $5,931,149 and $0, respectively.

NOTE 5.  LOANS TO OUTSIDE PARTIES

In order to control the development costs and maintain good relationships with suppliers, the Company makes loans to its vendors to support their occasional short-term working capital needs. These loans bear no interest and they are due on demand. As of September 30, 2011 and 2010, the Company had outstanding balances of loans to outside parties in the amount of $2,571,651 and $ 6,748,832, respectively.  All these loans are considered collectible based on the Company’s past experience.

NOTE 6. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,717,163 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2011, a deposit of $3,127,345 (RMB20,000,000) was paid by the Company.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,114,711 (RMB45,500,000). As of September 30, 2011, a deposit of $3,127,346 (RMB20,000,000) was paid by the Company.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2011 and 2010:

	Balance as of
	September 30, 2011	September 30, 2010
Development completed
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,950,520	$439,146
Nan Dajie (Mingzhu Xinju)	4,048,911	1,950,967
Yangzhou Pearl Garden	11,290,390	6,714,977
Central Plaza	596,664	1,817,250
Real estate property development completed	$18,886,485	$10,922,340

Under development:
Oriental Mingzhu Garden	28,717,247	-
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	25,403,633	16,174,674
Nan Dajie	-	6,663,618
Yangzhou Pearl Garden	9,596,641	14,447,300
Real estate property under development	$63,717,521	$37,285,592

Less: Short-term portion	$16,707,423	$28,021,880
Real estate property under development –long-term	$47,010,098	$9,263,712

As of September 30, 2011 and December 2010, land use rights included in the real estate property under development totaled $46,793,742 and $13,934,195, respectively.

NOTE 8.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2011 and 2010, the detail of property and equipment was as follows:
	As of September 30,
	2011	2010
Buildings	$854,866	$357,407
Machinery	31,821	30,382
Office equipment	41,390	40,038
Automobiles	441,394	400,711
Total	1,369,471	828,538

Less: accumulated depreciation	256,439	162,949

Property, plant and equipment, net	$1,113,032	$665,589

Depreciation expense for the years ended September 30, 2011and 2010 was $83,901 and $68,840, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2011	2010
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$12,860,399	$9,789,559
Yangzhou Pearl Garden	9,125,119	4,005,331

Total	$21,985,518	$13,794,890

Less: Customer deposits -short-term	$11,564,868	$12,424,261
Customer deposits - long-term	$10,420,650	$1,370,629
	-	-

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

NOTE 10. SHAREHOLDER LOAN and RELATED PARTY TRANSACTIONS

(A)
On March 16, 2011, the Company entered into a land use rights transfer agreement with Hanzhong Guangsha Real Estate Development Limited (“Hanzhong”), an entity controlled by Mr. Xiaojun Zhu, for land use rights covering GFA 44,000 square meters. Pursuant to the agreement, Hanzhong agreed to transfer certain land use rights for a total price of $12,509,380 (RMB80,000,000) based on an independent valuation report. The Company paid the purchase price in full.

(B)
On June 16, 2011, Guangsha entered into an RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, the majority shareholder and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed RMB32,000,000 ($4,950,878) from Mr. Xiaojun Zhu to partially fund a deposit for a land use rights bid. The loan was interest-free until July 15, 2011 and had an annual interest rate of 15% thereafter. As the Company did not acquire the land use rights, the bid deposit was fully refunded to the Company in July 2011. In July and August, 2011, the Company fully repaid the RMB32,000,000 ($4,950,878) owed to Mr. Xiaojun Zhu under the RMB Loan Agreement. As of September 30, 2011, the Company still had an accrued interest expense of $59,641 owed to Mr. Xiaojun Zhu.

(C)
On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $18,100 for the year ended September 30, 2011.

NOTE 11. STOCK OPTIONS

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK OPTIONS (continued)

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of September 30, 2011 and 2010, 90% and 50% of the option awards have vested, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Stock Options granted on	Stock Options granted on
	March 16, 2011	January 6, 2010
Risk-free interest rate	1.87%	2.60%
Expected life of the options	5 years	5 years
Expected volatility	65%	133%
Expected dividend yield	0%	0%

The fair value of the 2011 Stock Options granted was $44,590 utilizing the Black Sholes model (2010 Stock Options - $77,157). The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2009	-	-	-	-
Granted	34,000	2.60	5	77,157
Forfeited	-	—	-	-
Exercises	-	-	-	-
Outstanding, September 30, 2010	34,000	$2.60	5	$77,157

Granted	34,000	2.37	-	44,590
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2011	68,000	$2.49	3.87	$121,747
Exercisable, September 30, 2011	47,600	$2.52	3.70	$91,737

Total stock-based compensation expense recognized in the period ended September 30, 2011 and 2010, was $53,158 and $38,579, respectively. As of September 30, 2011, there was $30,011 of unrecognized compensation cost related to stock option awards that is expected to be recognized.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2011, the Company had business sales tax payable of $3,333,941 which is expected to be paid  when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yangxian is 1.25% on revenue. For the years ended September 30, 2011 and 2010, the Company’s assessed income taxes were $1,108,284 and $847,800, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2011 and 2010:

	For the years ended September 30,
	2011		2010
Chinese statutory tax rate	25.0%		25.0%
Exemption rendered by local tax authorities	(19.1	) %	(20.3	) %

Effective tax rate	5.9%		4.7%

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $71,328 and $38,579 as of September 30, 2011 and 2010, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2031. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2011. The components of deferred taxes as of September 30, 2011 and 2010 consist of the following:
	As of
	September 30, 2011	September 30, 2010
Deferred tax asset from net operating loss carry-forwards for parent company	$24,252	$13,117
Valuation allowance	(24,252)	(13,117)
Net deferred tax asset	$-	$-

The valuation allowance increased $11,135 and $13,117 for the years ended September 30, 2011 and 2010, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. TAXES (Continued)

 (C) Land appreciation tax (“LAT”)

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

As at September 30, 2011, the outstanding LAT payable balance is $148,463 with respect to properties sold up to September 30, 2011.  As at September 30, 2010, the Company has made full payment for LAT in accordance with the requirements of the local tax authorities.

 (D) Taxes payable consisted of the following:

	2011	2010

CIT	$604,665	$601,450
Business tax	3,333,941	2,904,529
Other taxes and fees	85,092	405,271

Total taxes payable	$4,023,698	$3,911,250

NOTE 13.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding.

Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2011 and 2010, the Company had a total of 45,050,000 shares of common stock issued and outstanding.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  STOCKHOLDERS’ EQUITY (continued)

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2011 and 2010, the balance of statutory surplus reserve was $5,945,384 and $ 4,065,393, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2011 and 2010.

NOTE 14. CONTINGENCY AND COMMITMENTS

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

NOTE 15. SUBSEQUENT EVENTS

On November 18, 2011, the Company won two bids for the land use rights by auction. The first bid is for the land use right of a parcel of land in Yangxian at a total consideration of approximately $9,578,700 (RMB 60,824,600). The land has total area of 69,913 square meters and will be used for the construction of multi-layer residential buildings. The Company paid the first installment of $5,747,230 (RMB36,494,760) which is 60% of the total consideration and the bidding commission of $153,260 (RMB973,194) by the end of November 2011. The Company should pay the remaining 40% of the total consideration which is $3,831,470 (RMB24,329,840) before January 20, 2012.

The second bid is for the land use right of a parcel of land in the same area in Yangxian. The total consideration is approximately $2,760,300 (RMB 17,528,000). The land has total area of 20,863 square meters and will also be used for the construction of multi-layer residential buildings. The Company paid the first installment of $1,656,200 (RMB10,516,800) which is 60% of the total consideration and the bidding commission of $44,165 (RMB280,448) by the end of November 2011. The Company should pay the remaining 40% of the total consideration which is $1,104,100 (RMB7,011,200) before January 20, 2012

In connection with the above two land use rights auctions, the Company borrowed an additional $3,149,619 (RMB 20,000,000) from Mr. Xiaojun Zhu, its major shareholder and Chairman of the Board of Directors, on November 14, 2011 to fund the deposits for the land use rights bids. The shareholder loan was interest-free for the first month and had an annual interest rate of 15% thereafter. The Company has repaid the full amount to Mr. Xiaojun Zhou by December 7, 2011.

NOTE 16. RESTATEMENTS OF SECOND AND THIRD QUARTER FINANCIAL RESULTS

The Company has discovered an error in inconsistently allocating certain construction costs between real estate property development completed and real estate property under development in its prior quarterly filings. This affects the unaudited consolidated financial statements for the six and nine month periods ended March 31, 2011 and June 30, 2011,. After discussion with the Company’s audit committee, the Company decided to disclose the impact of this error and restate the related unaudited quarterly condensed consolidated financial statements within this filing.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	Balance Sheet as of March 31, 2011
	As previously reported-	As restated -
Real estate property under development	$22,860,571	$21,245,118

	For the three months ended March 31, 2011		For the six months ended March 31, 2011
	As previously reported-	As restated -	As previously reported-	As restated -
Cost of real estate sales	$12,076,181	$13,691,634	$12,155,964	$13,771,417
Gross profit	12,688,067	11,072,614	12,689,197	11,073,744
Net income	11,775,130	10,159,677	11,678,835	10,063,382

Basic and diluted income per common share
Basic	$0.26	$0.23	$0.26	$0.22
Diluted	$0.26	$0.23	$0.26	$0.22

	Balance Sheet as of June 30, 2011
	As previously reported-	As restated -
Real estate property under development	$18,675,151	$15,847,757

	For the three months ended June 30, 2011		For the nine months ended June 30, 2011
	As previously reported-	As restated -	As previously reported-	As restated -
Cost of real estate sales	$4,803,185	$6,015,126	$16,959,149	$19,786,543
Gross profit	7,171,527	5,959,586	19,860,724	17,033,330
Net income	6,402,548	5,190,607	18,081,383	15,253,989

Basic and diluted income per common share
Basic	$0.14	$0.12	$0.40	$0.34
Diluted	$0.14	$0.12	$0.40	$0.34

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and others, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

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

In connection with the restatement discussed in the Consolidated Financial Statements – Note 16, as of September 30, 2011, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting.

Notwithstanding the material weaknesses, the Company and its management have concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein

 (b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements;

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

The Company’s management engaged independent and professional consultants in internal control, and established the Company’s Internal Control Evaluation Committee which consisted of the independent consultants, internal audit staff, management, and the heads of business and function units. On behalf of management, the Internal Control Evaluation Committee conducted an evaluation of the effectiveness of our internal control over financial reporting by walk through as of the Evaluation Date based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, the management concluded that as of the Evaluation Date, the internal control over financial reporting is still not effective due to the restatement described above. But the control system and control activities were in the process of remediation and improvement, e.g. the role of CFO was going to be segregated from CEO; the internal audit function and human resource allocation was going to be reinforced; the retaining of control evidence and audit trail was going to be enhanced. The independent internal control consultant has completed assisting the Company in internal control redesign and readiness. The Company’s redesigned internal control system will be implemented in 2012. The Company’s remediation and plan is indicated in “(c) Changes in Internal Controls over Financial Reporting”.

This report set forth above does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

 (c) Changes in Internal Controls over Financial Reporting

The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

Subsequent to the identification of the material weakness in our construction cost allocation, we instituted a new review procedure in which the general nature construction cost allocation shall be reviewed and approved by the project construction manager and our PRC accounting manager, to remediate the related internal control weakness.

The Company engaged a V.P of Finance with sufficient background and experience in U.S.GAAP. This individual’s primary responsibility is to assist the Company in converting the financial statements prepared under PRC GAAP into U.S. GAAP and to help train Company accounting personnel in U.S. GAAP standards. The Company has already interviewed and reviewed several CFO candidates. All the candidates and comments of review were discussed by the Board of Directors. The Company is seeking the better ones to best match the Company’s demands. The new CFO is expected to be hired by March 2012.

The Company engaged Aureacher Capital & Consulting Group as an independent professional consultant in internal control over financial reporting. Aureacher assisted the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in 2011. Based on the COSO framework, Aureacher and the Internal Control Evaluation Committee have completed internal control readiness and performed implementation training to all the staff of the Company. The new internal control system and control activities will be rolled out to the Company in 2012.

The Company has recently planned to employ two or three professional internal audit staff to reinforce the function of the internal audit department. With the assistance of Aureacher, the internal audit department will perform the management self-assessment of the internal controls over financial reporting in 2012, which would be attested by the external auditor if necessary.

Item 9B:  Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

3. Exhibits

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws (1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2**	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3**	Independent Director Agreement between China HGS Real Estate Inc. and H. David Sherman (2)
10.4**	Independent Director Agreement between China HGS Real Estate Inc. and Gordon Silver (2)
10.5**	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen (2)
10.6**	Form of Indemnification Agreement (2)
10.7**	Form of Nonstatutory Stock Option Agreement (5)
10.8
Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)

10.9
Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)

10.10**
RMB Shareholder Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Mr. Xiaojin Zhu, dated June 16, 2011, as extended on July 16, 2011 (English translation) (8)

10.11**	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.12**
Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)

10.13**	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
14	Code of Conduct (10)
21	List of subsidiaries of the Registrant (11)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

(1) Incorporated herein by reference to the SB-2 Registration Statement filed on August 31, 2001.
(2) Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed on August 16, 2010.
(3) Incorporated herein by reference to the current report on Form 8-K filed on August 21, 2009.
(4) Incorporated herein by reference to the current report on Form 8-K filed on September 18, 2009.
(5) Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 17, 2011.
(6) Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 3, 2011.
(7) Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 14, 2011.
(8) Incorporated by reference to registrant’s quarterly report on Form 10-Q filed on August 15, 2011.
(9) Incorporated herein by reference to the current report on Form 8-K filed on December 23, 2011.
(10) Incorporated herein by reference to the current report on Form 8-K filed on January 22, 2010.
(11) Incorporated by reference to Exhibit 21 to registrant’s annual report on Form 10-K filed on December 29, 2010.

(b) Exhibits

See Exhibit Index included in Item 15(a) of this Form 10-K.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 23, 2011	By:	/s/ Xiaojun Zhu
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

Signature	Title	Date

	President, Chief Executive Officer, Chief	December 23, 2011
Financial Officer and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer and Principal
Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 23, 2011
Shenghui Luo

/s/ Gordon H. Silver	Director	December 23, 2011
Gordon H. Silver

/s/ H. David Sherman	Director	December 23, 2011
H. David Sherman

/s/ Yuankai Wen	Director	December 23, 2011
Yuankai Wen