Form 10-K/A
period 2011-09-30
CHINA HGS REAL ESTATE INC.
filed 2012-01-27
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to___________

Commission file number 001-34864

CHINA HGS REAL ESTATE INC.

(Exact name of registrant as specified in its charter)

Florida	33-09610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Xinghan Road, 19th Floor, Hanhong City
Shanxi Province, PRC	723000
(Address of principal executive offices)	(zip code)

+86 91 6262 2612

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required t o file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

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

As of January 27, 2012, 45,050,000 shares of common stock of the registrant were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of China HGS Real Estate Inc. (together with its subsidiaries and VIE, the “Company,” “we,” “our” or “us”) for the fiscal year ended September 30, 2011 as filed with the SEC on December 23, 2011 (the “2011 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K and updates to the Exhibit Index.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after December 23, 2011, the filing date of the 2011 Annual Report.

Item 15. Exhibits and Financial Statement Schedules	10
Signatures	12

Special Note Regarding Forward-Looking Statements

We make forward-looking statements in this Amendment No. 1 based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which are preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this Amendment No. 1, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.  These forward-looking statements include, among other things, statements relating to:

·	our ability to expand in 2012;

·	our ability to obtain additional land use rights at favorable prices;

·	the market for real estate in Tier 3 and 4 cities and counties;

·	our ability to obtain additional capital in future years to fund our planned expansion; or

·	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

“we,” “us,” “China HGS,” “the Company” or “our Company” are references to China HGS Real Estate Inc. and its subsidiaries and variable interest entities;

“China Agro” is a reference to China Agro Sciences Corp., a Florida corporation formerly known as M-GAG Development Corporation and our corporate predecessor;

“China” and “PRC” are a reference to the People’s Republic of China;

“NASDAQ” is a reference to the NASDAQ Stock Market LLC;

“RMB” is a reference to Renminbi, the legal currency of China;

“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

“SEC” is a reference to the United States Securities and Exchange Commission;

“Securities Act” is a reference to the Securities Act of 1933, as amended; and

“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The Board of Directors is presently composed of five (5) members: Xiaojun Zhu, Shenghui Luo, Gordon H. Silver, H. David Sherman, and Yuankai Wen. Mr. Zhu serves as Chairman of the Board of Directors. The Board of Directors has determined that Gordon H. Silver, H. David Sherman, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Below you will find a tabular summary of our entire Board, their age as of September 30, 2011 and the year they were each elected.

Name	Age	Position	Director Since
Xiaojun Zhu	45	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of	2009
		Directors
Shenghui Luo	43	Director	2010
Gordon H. Silver	64	Director	2010
H. David Sherman	63	Director	2010
Yuankai Wen	65	Director	2010

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

Xiaojun Zhu, the President, Chief Executive Officer, and Chairman of the Board of Directors of China HGS, began his entrepreneurial career in 1995 by creating a privately-run real estate company in Hanzhong, Shaanxi Province. With more than 20 years’ experience, Mr. Zhu is considered to be one of China’s most influential business leaders in the real estate industry. In October 2005, Mr. Zhu received the “Top 100 Management Elites in China’s Building Industry 2005” award by the Chinese Academy of Management Science. Mr. Zhu also received the “Innovative Shaanxi - Person of the Year 2007” award and the “Outstanding Socialism Builder of Shaanxi Province in 2008” award. In August 2009, Mr. Zhu joined China Agro as Chairman and Chief Executive Officer. In 2007, before joining China Agro, Mr. Zhu served as the Chairman and General Manager of Shaanxi Guangsha Investment and Development Group Co., Ltd. From 1995 to 2007, Mr. Zhu was the Chairman and General Manager of Hanzhong Guangsha Real Estate Development Co, Ltd., a real estate development company. From 1992 to 1995, prior to starting his own business, Mr. Zhu served as a Vice General Manager in the real estate-based subsidiary of Hanjiang Building Material Group Corporation. From 1985 to 1988, Mr. Zhu studied at Shaanxi Metallurgy College. As the founder of the Company, Mr. Zhu is acknowledged to be one of China's leading business executives in the real estate industry and is able to provide the Board with an understanding of the Company's business as well as provide expert perspective on industry trends and opportunities. Mr. Zhu's experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, competitive and industry points of view.

Gordon H. Silver has served as a director since January 2010. Since June 2006 Mr. Silver has been a director of J.I. Kislak, Inc., a well-established private company which invests in, manages, and brokers the sale of commercial real estate properties located in Miami Lakes, Florida. He also previously served as a Managing Director and a Senior Managing Director of Putnam Investments from 1987 to April 2004, a mutual fund company in the United States, located in Boston, Massachusetts. Mr. Silver received his MBA and JD degrees from Harvard University in 1972, and a Bachelor of Arts degree in Government from Cornell University in 1968. Mr. Silver's years of experience in the investment world and in the management of a real estate management and investment firms have exposed him to a broad range of issues affecting businesses, including a number of businesses in our industry. In particular, Mr. Silver's experience provides the board and management with knowledge and perspective on the Company's daily operating challenges.

H. David Sherman has served as a director since January 2010. Mr. Sherman is a U.S. Certified Public Accountant. Since 1985, Mr. Sherman has been a Professor at Northeastern University, College Business Administration. Mr. Sherman is also a director and Chair of the Audit Committee for Kingold Jewelry (NASDAQ – KGJI) and was a director and Chairman of the Audit Committee of China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business China. From 1997 through 2006, Mr. Sherman was an Adjunct Professor at Tufts Medical School, Department of Public Health. He was an Academic Fellow at the Securities and Exchange Commission from 2004 through 2005. Mr. Sherman received his Doctorate and MBA from Harvard Business School, and a Bachelor of Arts degree in Economics from Brandeis University. Mr. Sherman's experience as a U.S. Certified Public Accountant and his experience in other finance and audit committee roles have provided him with broad experience in finance including accounting and financial reporting. This experience has led our Board of Directors to determine that he is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. In addition, as a former Academic Fellow at the Securities and Exchange Commission, he has expertise and a knowledge and understanding of SEC accounting and reporting issues.

Yuankai Wen has served as a director since January 2010. Since 1998, Mr. Wen has served as the Chairman of Beijing Neolinde Management Training Center. From 1997 to 1998, he was also Chairman of Beijing Neolinde Management Consulting Co. From 1994 through 1997, Mr. Wen was a Vice President of Roosevelt China Investment Co., an investment firm. Mr. Wen received his Bachelors degree in Chemistry from Nanjing University. He was also a visiting scholar of Physical and Chemical Biology Institute, University of Paris in France. Mr. Wen's experience as Chairman of the Beijing Neolinde Management Graining Center and as Chairman of the Beijing Neolinde Management Consulting Co. has provided him with broad leadership and executive experience. Moreover, his management experience in China provides him with a perspective on Chinese business operations.

Shenghui Luo has served as a director since January 2010. Ms. Luo joined Shaanxi Guangsha Investment and Development Group Co., Ltd., the Company’s subsidiary, in 1997. From 2000 through March 2009, Ms. Luo served as Vice Director of the Finance Department of Shaanxi Guangsha Investment and Development Group Co., Ltd. In March 2009, Ms. Luo was appointed a Manager of the Finance Department of Shaanxi Guangsha Investment and Development Group Co., Ltd. Ms. Luo received her Bachelors degree in Accounting from Shaanxi Finance College. As a result of Ms. Luo's service as a member of the Company's finance department, she developed an extensive understanding of the Company's business. In addition, her knowledge and experience in finance and accounting provides her with a broad understanding of the Company's financial reporting obligations both locally and in the U.S.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of fiscal year 2011 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of January 27, 2012 and the number of meetings each committee held in fiscal year 2011.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Gordon H. Silver	M	M	C
H. David Sherman	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2011	4	1	1

M = Member

C = Chair

Executive Officers

Our executive officer and his age as of January 27, 2012 are as follows:

Name	Ages	Position
Xiaojun Zhu	45	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Mr. Zhu’s background and business experience is described above under “ — Directors”

Audit Committee

The Audit Committee oversees our accounting, financial reporting and audit processes; appoints, determines the compensation of, and oversees, the independent registered public accountants; pre-approves audit and non-audit services provided by the independent registered public accountants; reviews the results and scope of audit and other services provided by the independent registered public accountants; reviews the accounting principles and practices and procedures used in preparing our financial statements; oversees the Company’s internal audit function; and reviews our internal controls.

The Audit Committee works closely with management and our independent registered public accountants. The Audit Committee also meets with our independent registered public accountants without members of management present, on a quarterly basis, following completion of our independent registered public accountants’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent registered public accountants to approve the annual scope and fees for the audit services to be performed.

The Board of Directors has determined that H. David Sherman is an “audit committee financial expert” as defined by SEC rules, as currently in effect.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and the NASDAQ. SEC rules require reporting persons to supply the Company with copies of these reports. Based solely on its review of the copies of such reports received and written representations from reporting persons, the Company believes that with respect to fiscal 2011 all reporting persons timely filed the required reports, except that a Form 4 disclosing receipt of stock options in March 2011 has not yet been filed by our director Yuankai Wen and when made will not be timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2010 and 2011. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer, Chief Financial Officer and	2011	14,223	300,000	(2)		(3)	314,223
Chairman of the Board	2010	6,615	-			(3)	6,615

(1)	Mr. Zhu is paid in Renminbi. His annual salary was 92,987 RMB for fiscal 2011 and 45,120 RMB for fiscal 2010. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of 6.5377RMB to the U.S. dollar for 2011 and 6.82135RMB to the U.S. dollar for 2010.
(2)	Earned in fiscal 2011, although payment has been deferred and is expected during 2012.
(3)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this perquisite is less than $10,000.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table in fiscal 2011 and 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2011 and 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to the named executive officer in fiscal 2011 and 2010 under any LTIP.

Compensation of Directors

The following tables provide information about the actual compensation earned by non-employee directors who served during fiscal 2011.

Name	Fee earned or paid in cash ($)	Option Awards (1) ($)
Gordon H. Silver	$24,000	$18,762
H. David Sherman	$36,000	$18,762
Yuankai Wen (2)	$15,296	$15,635

(1)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). This column represents the compensation expense for fiscal year 2011 for stock options. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2011. For additional information, see Note 11 of our financial statements in the 2011 Annual Report.

(2)	Mr. Wen receives annual compensation in the amount of 100,000RMB. The amount set forth in this column is based on an exchange rate of 6.5377 RMB to the U.S. dollar, the average exchange rate during 2011.

Board Leadership Structure and Role in Risk Oversight

One person currently holds the positions of principal executive officer and chairman of the Board of Company. The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the directors may designate a Chairman of the Board from among any of the directors.  Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.   The Board has determined that the consolidation of these roles is appropriate because it allows Mr. Zhu to bring a wider perspective to the deliberations of the Board on matters of corporate strategy and policy.  The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

The Company’s management is responsible for identifying, assessing and managing the material risks facing the business. The Board and, in particular, the Audit Committee are responsible for overseeing the Company’s processes for assessing and managing risk.  Each of the Chief Executive Officer and Chief Financial Officer, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational, environmental and business risks to which the Company is or may be subject, as well as mitigation strategies for certain salient risks.  In accordance with NASDAQ requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses the Company’s business and financial risk management and risk assessment policies and procedures with senior management, the Company’s independent auditor.  The Audit Committee reports its risk assessment function to the Board.  The roles of the Board and the Audit Committee in the risk oversight process have not affected the Board leadership structure. Although the board has not formally designated a lead independent director, Mr. Sherman, the chairman of the audit committee, has led the meetings of the audit committee which include at least a majority of the independent directors and at which matters appropriate for consideration at executive sessions of the board of directors were discussed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of January 27, 2012 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percentage of the class
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Gordon H. Silver(5)	19,200	*
H. David Sherman(6)	19,200	*
Yuankai Wen(7)	16,000	*
All directors and executive officers as a group (5 persons)	31,534,400	70.0%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by such person. The number of shares beneficially owned includes Common Stock that such individual has the right to acquire as of January 27, 2012 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of Common Stock outstanding as of January 27, 2012. For each named person, this percentage includes Common Stock that such person has the right to acquire either currently or within 60 days of January 27, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of Common Stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 19,200 shares of Common Stock exercisable as of January 27, 2012 or within 60 days thereafter.

(6)	Includes stock options to purchase 19,200 shares of Common Stock exercisable as of January 27, 2012 or within 60 days thereafter.

(7)	Includes stock options to purchase 16,000 shares of Common Stock exercisable as of January 27, 2012 or within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Audit Committee is responsible for reviewing, approving or ratifying all material transactions between us and any related person. Related persons can include any of our directors or executive officers, certain of our shareholders, and any of their immediate family members. This obligation is set forth in our Audit and Finance Committee Charter. Although we do not have a formal written policy with respect to our Audit Committee’s policies and procedures for reviewing related party transactions, in evaluating such transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the board and as individual directors. In any transaction involving a related party, our Audit Committee considers all available material facts and circumstances of the transaction, including: (i) the direct and indirect interests of the related party; (ii) if the related party is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact such transaction would have on the director’s independence; (iii) the risks, costs and benefits to us; and (iv) whether any alternative transactions for comparable purposes are available. Our Audit Committee then makes a determination as to whether the proposed terms of the transaction are in the best interests of the Company and otherwise consistent with arm’s length dealings with unrelated third-parties.

The following related party transactions were incurred in the fiscal year ended September 30, 2011:

(A)	On March 16, 2011, the Company entered into a land use rights transfer agreement with Hanzhong Guangsha Real Estate Development Limited (“Hanzhong”), an entity controlled by Mr. Xiaojun Zhu, for land use rights covering GFA 44,000 square meters. Pursuant to the agreement, Hanzhong agreed to transfer certain land use rights for a total price of $12,509,380 (RMB80,000,000) based on an independent valuation report. The Company paid the purchase price in full.

(B)	On June 16, 2011, Guangsha entered into an RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, the majority shareholder and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed RMB32, 000,000 ($4,950,878) from Mr. Xiaojun Zhu to partially fund a deposit for a land use rights bid. The loan was interest-free until July 15, 2011 and had an annual interest rate of 15% thereafter. As the Company did not acquire the land use rights, the bid deposit was fully refunded to the Company in July 2011. In July and August, 2011, the Company fully repaid the RMB32, 000,000 ($4,950,878) owed to Mr. Xiaojun Zhu under the RMB Loan Agreement. As of September 30, 2011, the Company still had an accrued interest expense of $59,641 owed to Mr. Xiaojun Zhu.

(C)	On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $18,100 for the year ended September 30, 2011.

Director Independence

At the Board’s meeting in September 2011, the Board determined that all of our Directors, except Mr. Zhu and Ms. Luo, are independent as required by the NASDAQ listing rules. In addition, under applicable rules and regulations, and as determined by the Board, all of the members of the Audit and Finance, Compensation and Organizational Development, and Governance and Nominating committees are “independent” directors as “independence” is defined by the NASDAQ listing rules. During fiscal 2011, the independent directors met 5 times in meetings at which no other directors were present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal year 2011 and 2010. Fees (including reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2011 and 2010 were as follows:

	2011	2010
Audit Fees	$190,000	$180,000
Audit-Related Fees
Tax Fees		5,000
All Other Fees
Total	$190,000	$185,000

“Audit Fees” consisted of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdiction, the preparation of an annual “management letter” on internal control matters and assurance services provided in connection with the assessment and testing of internal controls with respect to Section 404 of the Sarbanes-Oxley Act of 2002.

“Audit-Related Fees” consisted of assurance and related services by Friedman LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

“Tax Fees” consisted of professional services rendered by Friedman LLP for tax compliance and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The above amounts relate to services provided in the indicated fiscal years, irrespective of when they were billed. The Audit Committee considered the compatibility of non-audit services by Friedman LLP with the maintenance of that firm’s independence and determined, in each case, that at all times, Friedman LLP remained independent.

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2011.

Part IV

ITEM 15          Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws (1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2*	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3*	Independent Director Agreement between China HGS Real Estate Inc. and H. David Sherman (2)
10.4*	Independent Director Agreement between China HGS Real Estate Inc. and Gordon Silver (2)
10.5*	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen (2)
10.6*	Form of Indemnification Agreement (2)
10.7*	Form of Nonstatutory Stock Option Agreement (5)
10.8	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)
10.9	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)
10.10*	RMB Shareholder Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Mr. Xiaojin Zhu, dated June 16, 2011, as extended on July 16, 2011 (English translation) (8)
10.11*	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.12*	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)
10.13*	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
14	Code of Conduct (10)
21	List of subsidiaries of the Registrant (11)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Represents management contract or compensatory plan or arrangement.
**	Filed herewith
***	Filed with the 2011 Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA HGS REAL ESTATE INC.

Date: January 27, 2012	By:	/s/ Xiaojun Zhu
By: Xiaojun Zhu
Title: President, Chief Executive Officer,
Chief Financial Officer and Chairman of the
Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 27, 2012	By:	/s/ Xiaojun Zhu
	Name:	Xiaojun Zhu
	Title:	President, Chief Executive Officer, Chief
Financial Officer and Chairman of the
Board of Directors (Principal Executive
Officer and Principal Financial and
Accounting Officer)

Date: January 27, 2012	By:	/s/ Shenghui Luo
	Name:	Shenghui Luo
	Title:	Director

Date: January 27, 2012	By:	/s/ Gordon H. Silver
	Name:	Gordon H. Silver
	Title:	Director

Date: January 27, 2012	By:	/s/ H. David Sherman
	Name:	H. David Sherman
	Title:	Director

