Form 10-Q
period 2011-12-31
CHINA HGS REAL ESTATE INC.
filed 2012-02-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from_______ to ________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting	Smaller reporting company ☒
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of Feburary14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2011	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for The Three Months Ended December 31, 2011 and 2010	2
	Unaudited Condensed Consolidated Statements of Cash Flows for The Three Months Ended December 31, 2011 and 2010	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24-25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Default on Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6	Exhibits	26
	Signatures	27

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2011	2011
ASSETS
Current assets:
Cash	$365,606	$8,837,795
Restricted cash	895,683	885,678
Advances to vendors	5,907,723	5,931,149
Loans to outside parties, net	2,003,351	2,571,651
Security deposits for land use rights	15,438,528	6,254,691
Real estate property development completed	18,093,372	18,886,485
Real estate property under development	18,111,365	16,707,423
Other current assets	101,230	85,423
Total current assets	60,916,858	60,160,295

Property, plant and equipment, net	1,096,242	1,113,032
Real estate property under development, net of current portion	47,814,179	47,010,098

Total Assets	$109,827,279	$108,283,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,266,819	$7,440,593
Other payables	636,704	324,298
Construction deposits	471,332	469,084
Customer deposits	12,922,221	11,564,868
Shareholder loan	1,810,000	1,810,000
Accrued expenses	1,890,694	2,003,913
Taxes payable	4,010,745	4,023,698
Total current liabilities	26,008,515	27,636,454
Customer deposits, net of current portion	12,196,165	10,420,650
Construction deposits, net of current portion	586,475	577,423
Total liabilities	38,791,155	38,634,527
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
December 31, 2011 and September 30, 2011	$45,050	$45,050
Additional paid-in capital	17,736,260	17,724,085
Statutory surplus	5,945,384	5,945,384
Retained earnings	41,352,568	40,322,106
Accumulated other comprehensive income	5,956,862	5,612,273
Total stockholders' equity	71,036,124	69,648,898

Total Liabilities and Stockholders' Equity	$109,827,279	$108,283,425

 The accompany notes are an integral part of these unaudited condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2011	2010
Real estate sales	$2,501,981	$135,952
Less: Sales tax	(175,905)	(55,039)
Cost of real estate sales, exclusive of depreciation	(881,900)	(79,783)
Gross profit	1,444,176	1,130
Operating expenses
Selling and distribution expenses	42,441	30,915
General and administrative expenses	318,772	71,146
Total operating expenses	361,213	102,061
Operating income (loss)	1,082,963	(100,931)
Interest income	13,937	6,335
Interest (expense)	(18,100)	-
Income (loss) before income taxes	1,078,800	(94,596)
Provision for income taxes	48,338	1,699
Net income (loss)	1,030,462	(96,295)
Other comprehensive income
Foreign currency translation adjustment	344,589	$627,807
Comprehensive income	$1,375,051	$531,512
Basic and diluted income per common share
Basic	$0.02	$-
Diluted	$0.02	$-
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,059,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,030,462	$(96,295)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,081	17,750
Stock based compensation	12,175	7,716
Changes in assets and liabilities:
Restricted cash	(5,750)	(48,064)
Advances to vendors	51,748	-
Loans to outside parties	579,495	4,198,710
Security deposits for land use rights	(9,136,065)	-
Real estate property development completed	881,900	79,783
Real estate property under development	(1,898,986)	(5,046,819)
Other current assets	(15,367)	(22,799)
Accounts payables	(3,203,189)	(75,966)
Other payables	310,247	(716,308)
Customer deposits	3,021,626	7,123,569
Construction deposits	6,272	(357)
Accrued expenses	(122,461)	(25,972)
Taxes payable	(32,172)	(757,482)
Net cash (used in) provided by operating activities	$(8,497,984)	$4,637,466

Cash flow from financing activities
Proceeds from shareholder loan	3,142,332	-
Repayment of shareholder loan	(3,142,332)	-
Net cash provided by financing activities	$-	$-

Effect of changes of foreign exchange rate on cash	25,795	203,479
Net (decrease) increase in cash	(8,472,189)	4,840,945
Cash, beginning of period	8,837,795	12,621,845
Cash, end of period	$365,606	$17,462,790
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$18,817	$32,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (“China HGS” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking lots and commercial properties in Tier 3 and Tier 4 cities and counties in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, restricted cash, advance to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits are received in cash.

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

	For three months ended December 31,		September 30,
	2011	2010	2011
Period end RMB : USD exchange rate	6.3647	6.6118	6.3952
Three months average RMB : USD exchange rate	6.3771	6.6670

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

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the three months ended December 31, 2011and 2010, the provision for losses on loans to outside parties was $7,526 and $7,199, respectively.

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

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the three months ended December 31, 2011 and 2010, respectively.

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

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2011 and September 30, 2011.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2011, and 2010

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Land appreciation tax (“LAT”)

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

Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the provisions in ASU 2011-08 will have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, Property, Plant, and Equipment (Topic 360) — Derecognition of in Substance Real Estate — a Scope Clarification (ASU 2011-10). Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, even if the reporting entity ceases to have a controlling financial interest, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not expect the adoption of the provisions in ASU 2011-10 will have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments.  The ASU is effective for annual periods beginning on or after January 1, 2013 and interim periods therein. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011−12, Comprehensive Income (“ASU 2011−12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,717,163 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of December 31, 2011, a deposit of $3,142,332 (RMB20,000,000) was paid by the Company.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for a total price of $7,114,711 (RMB45,500,000). As of December 31, 2011, a deposit of $4,713,498 (RMB30,000,000) was paid by the Company.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcel of land in Yangxian location for total consideration and the bidding commission of $12,507,462 (RMB 79,606,242) . As of December 31, 2011, the Company has paid $7,582,698 (RMB48,261,600) in accordance with the bid terms. The Company was required to make payment of the remaining 40% of the total consideration before January 20, 2012. The Company received a letter from the local Land Management Bureau to postpone the payment date to June 30, 2012.

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Development completed:
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,702,074	$2,950,520
Nan Dajie (Mingzhu Xinju)	3,955,287	4,048,911
Yangzhou Pearl Garden	$10,836,488	$11,290,390
Central Plaza	599,523	596,664
Real estate property development completed	$18,093,372	$18,886,485

Under development:
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$25,944,503	$25,403,633
Oriental Mingzhu Garden	29,212,680	28,717,247
Nan Dajie (Mingzhu Xinju)	75,259	-
Yangzhou Pearl Garden	10,693,102	9,596,641
Real estate property under development	$65,925,544	$63,717,521

Less: Short Term portion	$18,111,365	$16,707,423
Real estate property under development - Long Term	$47,814,179	$47,010,098

As of December 31, 2011 and September 30, 2011, land use rights included in real estate property under development totaled $47,017,980 and $46,793,742, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2011	September 30, 2011
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$14,671,124	$12,860,399
Yangzhou Pearl Garden	10,447,262	9,125,119
Total	$25,118,386	$21,985,518

Less: Short Term portion	$12,922,221	$11,564,868
Customer deposits – Long Term	$12,196,165	$10,420,650

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits then banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options). 20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015. As of December 31, 2011 and September 30, 2011, 100% and 90% of the option awards have vested, respectively.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Options granted on March 16, 2011	Options granted on January 6, 2010
Risk-free interest rate	1.87%	2.6%
Expected life of the options	5 years	5 years
Expected volatility	65%	133%
Expected dividend yield	0%	0%

The fair value of the 2011 Stock Options granted was $44,590 utilizing the Black Sholes model (2010 Stock Options $77,157). The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company`s expected volatility assumption is based on the historical volatility of Company`s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Fair Value
Outstanding at September 30, 2011	68,000	$2.49	3.87	$121,747
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2011	68,000	$2.49	3.62	$121,747
Exercisable at December 31, 2011	54,400	$2.51	1.58	$103,912

The stock-based compensation expense recognized in the three months ended December 31, 2011 and 2010 was $12,175 and $7,716, respectively. As of December 31, 2011, there was $17,836 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over approximately 2 years.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue. It is the Company’s continuing practice to recognize 5% of the sales tax on estimated revenue, and file tax returns based on the actual result.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to income tax at a statutory rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yangxian is 1.25% on revenue..

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2011 and 2010:

	For the three months ended December 31,
	2011	2010
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	(19.5)%	(23.2)%

Effective tax rate	4.5%	1.8%

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $101,603 and $71,328 as of December 31, 2011 and September 30, 2011, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2011 and September 30, 2011. The components of deferred taxes as of December 31, 2011 and September 30, 2011 consist of the following:

	As of
	December 31, 2011	September 30, 2011
Net operating loss carry-forwards for parent company	$34,546	$24,252
Valuation allowance	(34,546)	(24,252)
Net deferred tax asset	$-	$-

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three months ended December 31, 2011 and 2010, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	December 31, 2011	September 30, 2011

CIT	$637,141	$604,665
Business tax	3,287,528	3,333,941
Other tax and fees	86,076	85,092
Total taxes payable	$4,010,745	$4,023,698

NOTE 8. SHAREHOLDER LOAN and RELATED PARTY TRANSACTIONS

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the major shareholder and Chairman of the Board of Directors, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum.

In connection with the land use rights auctions, the Company borrowed an additional $3,142,332 (RMB 20, 000,000) from Mr. Xiaojun Zhu on November 14, 2011 to fund the deposits for the land use rights bids. The shareholder loan was interest-free for the first month and had an annual interest rate of 15% thereafter. The Company repaid the full amount to Mr. Xiaojun Zhou on December 7, 2011.

The Company recorded interest expense of $18,100 for the three months ended December 31, 2011

NOTE 9. CONTINGENCY AND COMMITMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report.

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

Business Overview

The real estate market plodded forward amid increasingly restrictive policies in the first half of 2011. In January 2011, Shanghai and Chongqing officially started to levy property tax. In February 2011, Beijing issued a purchase restriction order on the number of homes a person is allowed to purchase to curb speculation and control rising real estate price, and more than 40 cities nationwide soon followed suit. In March 2011, the National Development and Reform Commission announced that from May 2011, each residential house must be marked clearly with a specific price as the ceiling price. Apart from administrative measures, to further tighten liquidity, the People’s Bank of China increased banks’ required reserve ratios six consecutive times and raised the benchmark interest rate three times since the beginning of the year, leaving a profound impact on the residential housing transaction volume. In 2011, residential housing transaction volume in major cities nationwide recorded a decrease compared with that of the same period of 2010. The first-tier cities with stricter policies witnessed a more extensive decrease in transaction volume.

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China. The restrictive policies started to have significant impact on the real estate market in Tier 3 and Tier 4 cities in late 2011. These policies also negatively affected buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision.

With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in the three months ended December 31, 2011 was extremely challenging. As a result, our sales volume dropped significantly compared to the average quarterly sales during fiscal 2011. Our sales, gross margin and net income for the three months ended December 31, 2011 were $ 2,501,981, $1,444,176 and $1,030,462 respectively, only representing approximately 4%, 7% and 6% of fiscal 2011 annual sales, gross margin and net income, respectively. We expect continuing deterioration in market conditions, which will put our business under increasing pressure. We expect the deterioration in market conditions to continue into the second quarter of 2012.

In addition, as compared to the last year, we are constructing more high-rise buildings with longer construction periods. None of our current construction projects were completed and delivered during the three months ended December 31, 2011. As a result, we were unable to recognize any contract sales as revenue. We expect some of our current real estate properties under construction to be completed and delivered to the consumer in the third and fourth quarter of fiscal 2012. This is a characteristic of our business. The uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Despite the declining transaction volume and cooling real estate market, housing prices in Tier 3 and Tier 4 cities and counties have not shown a substantial correction. For the three months ended December 31, 2011, our average selling price for real estate projects located in Yang County was approximately $444 per square meters, an increase of 16% from the average selling price of $383 per square meter in fiscal 2011. The average selling price of our Hanzhong real estate projects almost doubled from the average selling price in fiscal 2011, but this was mainly due to the fact we sold more commercial properties in Hanzhong for the three months ended December 31, 2011. We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. We expect these imperatives will help us cope with this difficult period and better position us to capitalize on opportunities from a future market upturn.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Income taxes

The Company was incorporated in the United States. It is governed by the Income Tax law of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the periods ended December 31, 2011 and 2010. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future. Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2011		2010		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,021,241	40.8%	$-		$1,021,241	100%
Yangzhou Pearl Garden	1,136,913	45.4%	135,952	100%	1,000,961	736.3%
NanDajie (Mingzhu Xinjun)	343,827	13.8%	-		343,827	100%

Total Real Estate Sales before Sales Tax	$2,501,981	100%	$135,952	100%	$2,366,028	1,740.3%
Sales Tax	(175,905)		(55,039)		120,866	219.6%
Revenue net of sales tax	$2,326,076		$80,913		$2,245,163	2,774.8%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking lots in projects that we have developed. Revenues increased by 1,740.3% to approximately $2.5 million for the three months ended December 31, 2011 from approximately $0.1 million for the three months ended December 31, 2010. The total GFA sold during the three months ended December 31, 2011 was 3,877.4 square meters, an increase from 473.5 square meters sold in the same quarter of fiscal 2011. The decrease in revenue recognized for the three months ended December 31, 2010 was attributable to the delay of revenue recognition caused by the inability of the Company to obtain property sales invoices from the Hanzhong City Local Taxation Bureau during the first quarter of fiscal 2011. As a result, the Company couldn’t transfer the property ownership to the buyers and the related sales were deferred.

•	Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)

For the three months ended December 31, 2011, 3 units of residential and 8 units of commercial properties from Mingzhu Garden were sold with revenue of approximately $1.02 million. The Company did not recognize any revenue from Mingzhu Garden projects for the three months ended December 31, 2010.

•	Yangzhou Pearl Garden

The Company sold total of 24 units of residential and commercial properties from Yangzhou Pearl Garden with revenue of approximately $1.1 million, as compared to $0.1 million in revenue recognized for the three months ended December 31, 2010. The revenue increased by approximately $1million or 736.3%. The increase in sales was mainly caused by the continuous reconstruction in Yang County. The target of the reconstruction is to move the residential, commercial and government districts from the old downtown area to the newly built residential and municipal area. As the largest residential project of the reconstruction in Yang County, Yangzhou Pearl Garden is well known by the local residents for its high quality, high standard and acceptable price for local middle-class families.

•	NanDajie (Mingzhu Xinjun)

The Company sold 1unit of residential and 1 unit of commercial properties from NanDajie (Mingzhu Xinjun) with revenue of approximately $0.3 million. The Company did not recognize any revenue from NanDajie project for the three months ended December 31, 2010. As of December 31, 2011, there were 14 units of residential and commercial properties remaining in the NanDajie project.

Sales taxes

Sales taxes for the three months ended December 31, 2011 and 2010 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2011 and 2010 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended December 31, 2011 more than doubled to $175,905 from the same quarter in the last year, primarily as a result of the increase in our revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2011		2010		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$112,316	13%	$8,260	10%	$104,056	1260%
Construction cost	769,584	87%	71,523	90%	697,061	975%
Total cost	$881,900	100%	$79,783	100%	$802,117	1005.4%

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

Cost of sales was approximately $0.9 million for the three months ended December 31, 2011 compared to $0.08 million for the three months ended December 31, 2010. The $0.8 million increase in cost of sales was mainly attributable to increased revenue.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2011 were $112,316, as compared to $8,260 for the three months ended December 31, 2010, representing an increase of $104,056 from the same quarter last year. The increase was consistent with the fact that the total GFA sold during the three months ended December 31, 2011 was 3,877 square meters, a significant increase from 473 square meters sold in the same quarter of fiscal 2011.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2011 were approximately $0.8 million as compared to approximately $0.07 million for the three months ended December 31 2010, representing an increase of $0.7 million. The increase in construction cost is due to the increase in units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2011 decreased to 35.2% from 58.7% for the three months ended December 31, 2010, which was mainly attributable to more commercial property with higher selling price sold during the three months ended December 31, 2011. Most of the properties sold during three months ended December 31, 2010 were residential units with lower selling price.

Gross Profit

Gross profit was approximately $1.4 million for the three months ended December 31, 2011 as compared to approximately $0.001 million for the three months ended December 31, 2010, an increase of $1.4 million, which was mainly attributable to the increase in revenue. The overall gross profit as a percentage of real estate sales before tax increased to 57.7% in the three months ended December 31, 2011 from the same quarter last year and average gross margin of 38% in fiscal 2011, mainly due to the increase in sales and more commercial properties with higher selling price sold in the first quarter of fiscal 2012. The gross margin percentage could decrease if we sell more residential units in the following period of 2012.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2011		2010
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$759,166	74.3%	$-	-
Yangzhou Pearl Garden	629,895	55.4%	56,169	41%
NanDajie (Mingzhu Xinjun)	231,019	67.2%	-	-
Sales Tax	(175,905)		(55,039)
Total Gross Profit	$1,444,175	57.7%	$1,130	0.8%
Total Real Estate Sales before Sales Tax	$2,501,981		$135,952

Operating Expenses

Total operating expenses increased by 253.9% or $259,152 to $361,213 for the three months ended December 31 2011 from $102,061 for the three months ended December 31, 2010 as a result of an increase in general and administration expenses of $247,626.

The increase in general and administrative expenses for three months ended December 31, 2011 was primarily due to the fact that there was a significant recovery of general administrative expenses for the three months ended December 31, 2010 as the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 of general and administrative expenses were recovered. A portion of the increase in general administrative expense for the three months ended December 31, 2011 was also attributed to higher executive compensation, taxes and travel expense.

Additionally, selling expense increased by $11,526 to $42,441 for the three months ended December 31, 2011 from $30,915 for the three months ended December 31, 2010, which was consistent with increased revenue.

	For Three Months Ended December 31,
	2011	2010

Selling expenses	$42,441	$30,915
General and administrative expenses	318,772	71,146
Total operating expenses	$361,213	$102,061
Percentage of Real Estate Sales before Sales Tax	14.4%	75.1%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2011 and 2010.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expenses for the three months ended December 31, 2011 were $48,338 compared to $1,699 for the three months ended December 31, 2010 as a result of our higher revenue.

Net Income

We reported net income of $1,030,462 for the three months ended December 31, 2011, as compared to net loss of $(96,295) for the three months ended December 31, 2010. The $1,126,757 increase in our net income was primarily due to the increase of revenue and gross profit as further discussed above under Revenues and Gross Profit above.

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

Translation adjustments resulting from this process amounted to $344,589 and $627,807 for the three months ended December 31, 2011 and 2010, respectively.  The balance sheet amounts with the exception of equity at December 31, 2011 were translated at 6.3647 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2011 and 2010 were 6.3771 RMB and 6.5377 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder. Due to the credit tightening policies in China, banks were very slow to approve mortgage lending during the three months ended December 31, 2011. As a result, we receive fewer customer deposits from our pre-sale units which caused our cash and restricted cash balances to decrease to approximately $1.3 million at December 31, 2011. Such balances have slowly started to increase to over $1.8 million as of January 31, 2012. The People’s Bank of China (“PBOC”) posted a statement on its website on February 7, 2012, indicating that PBOC would ensure that lending support to affordable housing projects and loan demand from first-home families is met. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue to improve in the first half of 2012. In addition, the Company has reached an agreement with the local Land Management Bureau to extend the payment term on the two land use right bids we won on November 18, 2011. The original due date of the final 40% of the total bid consideration (approximately$5 million or RMB 31 million) was due on January 20, 2012, which has been extended to June 30, 2012. We do not have any additional commitments on land use right purchase as of February 14, 2012.

As of December 31, 2011, the Company had $34,908,343 in working capital, an increase of $2,384,502 as compared to $32,523,841 as of September 30, 2011. The increase in working capital was mainly related to the significant decrease of account payable by $3,173,744, offsetting by an increase in customer deposits of $1,357,353.

Current assets increased by $0.8 million to approximately $60.9 million as of December 31, 2011 from $60.2 million as of September 30, 2011. The primary changes in our current assets during this period were decreases in cash, real estate property development completed and loans to outside parties; and increases in security deposits for land use right and real estate property under development.

The decrease of cash from $8,837,795 as of September 30, 2011 to $365,606 as of December 31, 2011 was mainly due to the payment of land use right deposit of $9.1 million. The decrease in cash was partially offset by cash generated from operating income and increased customer deposits. The decrease of real estate property development completed from $18.9 million as of September 30, 2011 to $18.1 million as of December 31, 2011 was attributed to our sales. The decrease of loans to outside parties from $2,571,651 at September 30, 2011 to $2,003,351 at December 31, 2011 was attributed to collection of previous lending to our construction material suppliers. The balance of real estate property under development increased $9.2 million from $6,254,691 as of September 30, 2011 to $15,438,528 as of December 31, 2011 as a result of our progress in construction.

Total current liabilities as of December 31, 2011 totaled approximately $26.0 million, representing a 5.9% decrease compared to $10.4 million as of September 30, 2011. The decrease in current liabilities was mainly due to the decrease in accounts payable of $3.2 million, offsetting by the increase in customer deposits of $1.4 million.

In order to fully implement our business plan, however, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2011	2010
Net cash (used in)/provided by operating activities	(8,497,984)	4,637,466
Net cash provided by/(used in) financing activities	-	-
Effect of change of foreign exchange rate on cash	25,795	203,479
Net cash (decrease)/increase in cash	(8,472,189)	4,840,945
Cash, beginning of period	8,837,795	12,621,845
Cash, end of period	$365,606	$17,462,790

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2011 was $8,497,984 million, consisting of net income of $1,030,462 million, noncash adjustments of $34,256 and net changes in our operating assets and liabilities, which mainly included a decrease in loan to outside parties of $579,495 due to the repayment from these venders, a decrease in real estate property development completed of $881,900 resulted from our sales and a decrease in account payable of $3,203,189 as we settled balances with our suppliers; an increase in security deposits for land use rights of $9,136,065, an increase in real estate property completed of $1,898,986 attribute to our construction progress and an increase in customer deposits of $3,021,626 resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant payment on security deposits on the land use rights, settlements of account payable with our suppliers and spending in the real estate property under development.

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

Financing Activities

Net cash flows provided by financing activities amounted to $0 for the three months ended December 31, 2011, which represents $3,142,332 proceeds of a short-term loans from a controlling shareholder to finance the land use right payment and the Company`s full repayment of such loan during the quarter.

Net cash flows used in financing activities amounted to $0 for the three months ended December 31, 2010.

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

As of December 31, 2011, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K filed on December 23, 2011.. This is due to the fact that the Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to U.S. GAAP and necessary journal entries.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We have engaged a V.P. of Finance that has substantial U.S. GAAP financial reporting experience. This individual’s primary responsibility is to assist the Company in converting the financial statements prepared under PRC GAAP into U.S. GAAP and help train Company accounting personnel in U.S. GAAP standards. The Company has already interviewed and reviewed several CFO candidates. All the candidates and comments of review were discussed by the Board of Directors. The Company is seeking the better ones to best match the Company’s demands.

•	The Company engaged Aureacher Capital & Consulting Group as an independent professional consultant in internal control over financial reporting. Aureacher assisted the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in 2011. Based on the COSO framework, Aureacher and the Internal Control Evaluation Committee have completed internal control readiness and performed implementation training to all the staff of the Company. The new internal control system and control activities will be rolled out to the Company in 2012.

•	The remedial measures being undertaken may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) the Company may fail to meet future reporting obligations on a timely basis, (ii) the Company’s consolidated financial statements may contain material misstatements, and (iii) the Company’s business and operating results may be harmed.

•	The Company is planning to start an internal audit function. With the assistance of Aureacher, the internal audit department will perform the management self-assessment of the internal controls over financial reporting in 2012, which would be attested by the external auditor if necessary.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

February 14, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

