Form 10-Q
period 2012-03-31
CHINA HGS REAL ESTATE INC.
filed 2012-05-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2012 and September 30, 2011	1
	Condensed Consolidated Statements of Income and Comprehensive Income for The Three and Six Months Ended March 31, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows for The Six Months Ended March 31, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	4-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24-27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Default on Senior Securities	27
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6	Exhibits	28
	Signatures	29

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2012	2011
ASSETS
Current assets:
Cash	$1,053,404	$8,837,795
Restricted cash	1,055,704	885,678
Advance to vendors	3,971,666	5,931,149
Loans to outside parties, net	1,725,257	2,571,651
Security deposit for land use rights	18,051,702	6,254,691
Real estate property development completed	17,377,618	18,886,485
Real estate property under development	22,713,656	16,707,423
Other current assets	144,529	85,423
Total current assets	66,093,536	60,160,295

Property, plant and equipment, net	1,080,854	1,113,032
Real estate property under development-net of current portion	47,040,241	47,010,098
Total assets	$114,214,631	$108,283,425
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,989,055	$7,440,593
Other payables	771,493	324,298
Construction deposits	290,069	469,084
Customer deposits	16,409,138	11,564,868
Shareholder loan	1,810,000	1,810,000
Accrued expenses	1,978,843	2,003,913
Taxes payable	4,131,200	4,023,698
Total current liabilities	28,379,798	27,636,454

Customer deposits - net of current portion	12,773,852	10,420,650
Construction deposits - net of current portion	615,287	577,423
Total liabilities	41,768,937	38,634,527
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
March 31, 2012 and September 30, 2011	45,050	45,050
Additional paid-in capital	17,740,719	17,724,085
Statutory surplus	5,945,384	5,945,384
Retained earnings	42,297,819	40,322,106
Accumulated other comprehensive income	6,416,722	5,612,273
Total stockholders' equity	72,445,694	69,648,898
Total Liabilities and Stockholders’Equity	$114,214,631	$108,283,425

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
		(Restated)		(Restated)

Real estate sales	$2,878,446	$26,222,848	$5,380,427	$26,358,800
Sales tax	(193,579)	(1,458,600)	(369,484)	(1,513,639)
Cost of real estate sales	(1,139,329)	(13,691,634)	(2,021,229)	(13,771,417)
Gross profit	1,545,538	11,072,614	2,989,714	11,073,744

Operating expenses
Selling and distribution expenses	39,432	133,625	81,873	164,540
General and administrative expenses	494,873	253,459	813,645	324,605
Total operating expenses	534,305	387,084	895,518	489,145

Operating income	1,011,233	10,685,530	2,094,196	10,584,599

Interest income	63	12,556	14,000	18,891
Interest (expense)	(18,100)	-	(36,200)	-
Other income (expenses) - net	-	(4,498)	-	(4,498)
Income before income taxes	993,196	10,693,588	2,071,996	10,598,992

Provision for income taxes	47,945	533,911	96,283	535,610
Net income	$945,251	$10,159,677	$1,975,713	$10,063,382

Other comprehensive income
Foreign currency translation adjustment	$459,860	$492,080	$804,449	$1,119,887

Comprehensive income	$1,405,111	$10,651,757	$2,780,162	$11,183,269

Basic and diluted income per common share
Basic	$0.02	$0.23	$0.04	$0.22
Diluted	$0.02	$0.23	$0.04	$0.22

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,050,000	45,050,000	45,054,717

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended March 31,
	2012	2011 (Restated)
Cash flows from operating activities
Net income	$1,975,713	$10,063,382
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation	44,416	35,732
Stock Based Compensation	16,634	24,350
Provision for losses on loans to outside parties	7,560	7,251
Changes in assets and liabilities:
Restricted cash	(159,548)	(213,138)
Advances to vendors	2,017,926	-
Loans to outside parties	863,917	4,221,600
Security deposits for land use rights	(11,682,885)	-
Real estate property development completed	1,712,880	(1,878,898)
Real estate property under development	(5,305,964)	(8,857,143)
Other current assets	(57,933)	(2,114,012)
Accounts payables	(4,517,307)	1,237,140
Other payables	441,900	(809,420)
Customer deposits	6,926,080	5,134,172
Construction Deposits	(152,238)	226,653
Accrued expenses	(46,889)	(48,813)
Taxes payable	62,413	570,435
Net cash (used in) provided by operating activities	(7,853,055)	7,599,291

Cash flow from financing activities
Proceeds from shareholder loan	3,142,332	-
Repayment of shareholder loan	(3,142,332)	-
Net cash provided by financing activities	-	-

Effect of changes of foreign exchange rate on cash	68,664	334,326

Net (decrease) increase in cash	(7,784,391)	7,933,617

Cash, beginning of period	8,837,795	12,621,845

Cash, end of period	$1,053,404	$20,555,462

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$59,368	$198,207

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (“China HGS” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking space and commercial properties in Tier 3 and Tier 4 cities and counties in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, collectability of loans , fair value of stock based compensation, revenue recognition, deferred taxes, costs to complete real estate development and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments - continued

The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash, restricted cash, advance to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term nature of these instruments. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits are received in cash.

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

	For six months ended March 31,		September 30,
	2012	2011	2011
Period end RMB : USD exchange rate	6.3247	6.5601	6.3952
Six months average RMB : USD exchange rate	6.3487	6.6195

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

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. For the three months ended March 31, 2012 and 2011, the provision for losses on loans to outside parties was $7,526 and $7,199, respectively. For the six months ended March 31, 2012 and 2011, the provision for losses on loans to outside parties was $7,560 and $7,251, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development

Real estate property consists of finished residential and commercial unit sites and residential and commercial unit sites under development. The Company leases the land for the residential and commercial units sites under land use right leases with various terms from the PRC government. The cost of land use rights is included in the development cost and allocated to each project. Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

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

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the three and six months ended March 31, 2012 and 2011.

Customer deposits

Customer deposits consist of prepayments received from customers relating to the sale of residential units in the PRC. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. The classification of customer deposits as current liabilities or long term liabilities is subject to management’s estimation on whether the Company expects to be able to recognize these deposits as revenue within one year of the balance sheet date. The Company converts the customer deposits to revenue when the homebuyers or banks pay off the balance, and the certificates of the ownership are delivered to the homebuyers or the banks

Stock-based compensation

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2012 and September 30, 2011.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months and six months ended March 31, 2012, and 2011.

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

Recent accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance was effective for the Company beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s interim unaudited consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,717,163 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of March 31, 2012, a deposit of $3,162,206 (RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work in process.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for a total price of $7,114,711 (RMB45,500,000). As of March 31, 2012, a deposit of $7,258,842 (the full contract amount of RMB45,500,000 including a commission of RMB 410,000) was paid by the Company. The Company is in the process of applying for the land use rights certificate.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang county for total consideration and the bidding commission of $12,507,462 (RMB 79,606,242). As of March 31, 2012, the Company has paid $7,630,654 (RMB48,261,600) in accordance with the bid terms. The Company was required to make payment of the remaining 40% of the total consideration before January 20, 2012. The Company received a letter from the local Land Management Bureau agreeing to postpone the payment date to June 30, 2012.

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Development completed:

Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,742,888	$2,950,520
Hanzhong City Nan Dajie (Mingzhu Xinju)	3,803,394	4,048,911
Hanzhong City Central Plaza	595,820	596,664
Yang County Yangzhou Pearl Garden	10,235,516	11,290,390
Real estate property development completed	$17,377,618	$18,886,485

Under development:
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$26,897,363	$25,403,633
Hanzhong City Oriental Mingzhu Garden	29,650,410	28,717,247
Yang County Yangzhou Pearl Garden	13,206,124	9,596,641
Real estate property under development	$69,753,897	$63,717,521
Less: Short Term portion	$22,713,656	$16,707,423
Real estate property under development - Long Term	$47,040,241	$47,010,098

As of March 31, 2012 and September 30, 2011, land use rights included in real estate property under development totaled $47,315,342 and $46,793,742, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2012	September 30, 2011
Customer deposits by real estate projects
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$14,848,925	$12,860,399
Yang County Yangzhou Pearl Garden	14,334,065	9,125,119
Total	$29,182,990	$21,985,518
Less: Short Term portion	$16,409,138	$11,564,868
Customer deposits – Long Term	$12,773,852	$10,420,650

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options). 20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015. As of March 31, 2012 and September 30, 2011, 100% and 90% of the option awards have vested, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options). Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of March 31, 2012 and September 30, 2011, 70% and 50% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. STOCK OPTIONS (continued)

The fair value of the 2011 Stock Options granted was $44,590 utilizing the Black Scholes model (2010 Stock Options $77,157). The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company`s expected volatility assumption is based on the historical volatility of Company`s stock. The expected life assumption is primarily based on the simplified method due to the Company’s limited option exercise behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock option activities of the Company:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Fair Value
Outstanding at September 30, 2011	68,000	$2.49	3.87	$121,747
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2012	68,000	$2.49	3.37	$121,747
Exercisable at March 31, 2012	57,800	$2.51	3.26	$108,371

Stock-based compensation expense recognized in the three months ended March 31, 2012 and 2011 was $4,459 and $16,634, respectively. Stock-based compensation expense recognized in the six months ended March 31, 2012 and 2011 was $16,634 and $23,147, respectively. As of March 31, 2012, there was $13,377 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over approximately 1 year.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2012 and 2011:

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TAXES (continued)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(20.2)%	(20.0)%	(20.4)%	(19.9)%
Effective tax rate	4.8%	5.0%	4.6%	5.1%

 The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $124,162 and $71,328 as of March 31, 2012 and September 30, 2011, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance for the tax benefit from the net operating losses as of March 31, 2012 and September 30, 2011. The components of deferred taxes as of March 31, 2012 and September 30, 2011 consist of the following:

	As of
	March 31, 2012	September 30, 2011
Net operating loss carry-forwards for parent company	$42,215	$24,252
Valuation allowance	(42,215)	(24,252)
Net deferred tax asset	$-	$-

(C) Land appreciation tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong city has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% or 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.

For the three and six months ended March 31, 2012 and 2011, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	March 31, 2012	September 30, 2011

CIT	$629,486	$604,665
Business tax	3,413,108	3,333,941
Other tax and fees	88,606	85,092
Total taxes payable	$4,131,200	$4,023,698

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

The Company recorded interest expense of $18,100 and $36,200 for the three and six months ended March 31, 2012, respectively.

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

NOTE 10. RESTATEMENT OF MARCH 31, 2011 FINANCIAL RESULTS

As previously reported, the Company discovered an error in inconsistently allocating certain construction costs between real estate property development completed and real estate property under development in the prior quarterly filings. This affects the unaudited condensed consolidated financial statements for the three and six month period ended March 31, 2011.

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	Balance Sheet as of March 31, 2011
	As previously reported-	As restated -
Real estate property under development	$22,860,571	$21,245,118

	For the three months ended March 31, 2011		For the six months ended March 31, 2011
	As previously reported-	As restated -	As previously reported-	As restated -
Cost of real estate sales	$12,076,181	13,691,634	$12,155,964	$13,771,417
Gross profit	12,688,067	11,072,614	12,689,197	11,073,744
Net income	11,775,130	10,159,677	11,678,835	10,063,382

Basic and diluted income per common share
Basic	0.26	0.23	0.26	0.22
Diluted	0.26	0.23	0.26	0.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report.

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

Business Overview

The real estate market plodded forward amid increasingly restrictive policies starting in the first half of 2011. In January 2011, Shanghai and Chongqing officially started to levy property tax. In February 2011, Beijing issued a purchase restriction order on the number of homes a person is allowed to purchase to curb speculation and control rising real estate price, and more than 40 cities nationwide soon followed suit. In March 2011, the National Development and Reform Commission announced that from May 2011, each residential house must be marked clearly with a specific price as the ceiling price. Apart from administrative measures, to further tighten liquidity, the People’s Bank of China increased banks’ required reserve ratios six consecutive times and raised the benchmark interest rate three times since the beginning of the year, leaving a profound impact on the residential housing transaction volume. In 2011 and first half of 2012, residential housing transaction volume in major cities nationwide recorded a decrease compared with that of the same period of 2010. The first-tier cities with stricter policies witnessed a more extensive decrease in transaction volume.

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

With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in the three and six months ended March 31, 2012 was extremely challenging. As a result, our sales volume dropped significantly compared to the sales during the first half of fiscal 2011. Our sales, gross margin and net income for the six months ended March 31, 2012 were $ 5,380,427, $2,989,714 and $1, 975,713 respectively, representing an approximately 80%, 73% and 80% decrease from the first half of fiscal 2011, respectively. We expect continuing deterioration in market conditions, which will put our business under increasing pressure. We expect the deterioration in market conditions to continue into the second half of 2012.

In addition, as compared to the last year, we are constructing more high-rise buildings with longer construction periods. None of our current construction projects were completed and delivered during the six months ended March 31, 2012. As a result, we were unable to recognize revenue from any contract sales on the real estate properties under construction. We expect about six of our current real estate properties under construction to be completed and delivered to the consumer in the third and fourth quarter of fiscal 2012. As of March 31, 2012, we received customer deposits of approximately $10.7 million for these six buildings and have sales of contracts that amounted to $17.5 million. We expect to recognize revenue once those units are completed and delivered in the second half of fiscal 2012. This is a characteristic of our business and the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Despite the declining transaction volume and cooling real estate market, housing prices in Tier 3 and Tier 4 cities and counties have not shown a substantial correction. For the six months ended March 31, 2012, our average selling price for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $422 per square meter, an increase of 10.2% from the average selling price of $383 per square meter in fiscal 2011. The average selling price of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $932 per square meter, an increase of 83.8% from the average selling price of $507 per square meter in fiscal 2011, this was mainly due to the fact we sold more commercial properties in Hanzhong for the six months ended March 31, 2012. We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in May 2012, we announced the beginning of the construction phase for the Oriental Mingzhu residential project in Downtown Hanzhong, which is expected to consist of 12 residential towers when complete. Total investment for this project is estimated to be approximately RMB 800 million, of which RMB 197 million has been prepaid as of April 30, 2012. We expect these initiatives will help us cope with this difficult period and better position us to capitalize on opportunities from a future market upturn.

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

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 2 of the notes to unaudited condensed consolidated financial statements.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries China HGS Investment Inc., Shaanxi Hanguangsha Management and Consultation Limited Company and the variable interest entity Shaanxi Guangsha Investment and Development Group Co., Ltd. All significant inter-company balances and transactions are eliminated in consolidation.

 At March 31, 2012, we determined that we are the primary beneficiary of Guangsha based on ongoing reassessments, taking into consideration our economic control over Guangsha; the existing contractual relationship in which all of Guangsha’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Guangsha’s expected returns and losses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, collectability of loans , fair value of stock based compensation, revenue recognition, deferred taxes, costs to complete real estate development and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions.

The Company's financial instruments include cash and cash equivalents, loans to outside parties, other current assets, accounts payable, accrued expenses, customer deposits, construction deposits and taxes payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits received is cash.

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

Customer Deposits

Customer deposits consist of prepayments received from customers relating to the sale of residential units in the PRC. The Company receives these funds and recognizes them as a liability until the revenue can be recognized. The classification of customer deposits as current liabilities or long term liabilities is subject to our estimation on whether we expect to be able to recognize these deposits as revenue within one year of the balance sheet date. We convert the customer deposits to revenue when the homebuyers or banks pay off the balance, and the certificates of the ownership are delivered to the homebuyers or the banks.

Loan to outside parties

We periodically evaluate the collectability of loans to outside parties and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of outside parties to pay back the loans. Loans with aging over one year are booked as allowance for doubtful accounts. If the balance of the loans over a year is significant, our provision for losses on loans to other parties could be material to our net income.

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

Income taxes

The Company was incorporated in the United States. It is governed by the income tax laws of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the six months periods ended March 31, 2012 and 2011. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future. Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2012		2011		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$578,955	20.1%	$13,946,333	53.2%	$(13,367,378)	(95.8)%
Yangzhou Pearl Garden	1,921,341	66.8%	9,732,199	37.1%	(7,810,858)	(80.3)%
NanDajie (Mingzhu Xinjun)	357,113	12.4%	1,201,132	4.6%	(844,019)	(70.3)%
Central Plaza	21,037	0.7%	1,343,184	5.1%	(1,322,147)	(98.4)
Total Real Estate Sales before Sales Tax	$2,878,446	100%	$26,222,848	100%	$(23,344,402)	(89.0)%
Sales Tax	(193,579)		(1,458,600)		1,265,021	(86.7)%
Revenue net of sales tax	$2,684,867		$24,764,248		$(22,079,381)	(89.2)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking spaces in projects that we have developed. Revenues decreased by 89.0% to approximately $2.9 million for the three months ended March 31, 2012 from approximately $26.2 million for the three months ended March 31, 2011. The total GFA (“Gross Floor Area”) sold during the three months ended March 31, 2012 was 4,938 square meters, a significant decrease from 61,786 square meters completed and sold in the same period of fiscal 2011. None of current development projects was completed during the first half of fiscal 2012, as a result, we were unable to recognize any contract sales as revenue. We expect about six of our current real estate properties under construction to be completed and delivered to the consumer in the third and fourth quarter of fiscal 2012. As at March 31, 2012, we received the customer deposit of approximately $10.7 million for these six buildings and the related contract sales amounted to approximately $17.5 million. We expect to recognize revenue once those units are completed and delivered in the second half of fiscal 2012. This is a characteristic of our business and the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Sales taxes

Sales taxes for the three months ended March 31, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended March 31, 2012 decreased 86.7% from the same quarter in the last year, primarily as a result of the decrease in our revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2012		2011		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$113,760	10%	$1,010,364	7.4%	$(896,604)	(88.7)%
Construction cost	1,025,569	90%	12,681,270	92.6%	(11,655,701)	(91.9)%
Total cost	$1,139,329	100%	$13,691,634	100%	$(12,552,305)	(91.7)%

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

Cost of sales was approximately $1.1 million for the three months ended March 31, 2012 compared to $13.7 million for the three months ended March 31, 2011. The $12.6 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2012 were $113,760, as compared to $1,010,364 for the three months ended March 31, 2011, representing a decrease of $896,604 from the same quarter last year. The decrease was consistent with the fact that the total GFA sold during the three months ended March 31, 2012 was significantly lower than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2012 were approximately $1.0 million as compared to approximately $12.7 million for the three months ended March 31 2011, representing a decrease of $11.7 million. The decrease in construction cost is due to the fewer units sold reflected in the decreased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2012 decreased to 39.6% from 52.2% for the three months ended March 31, 2011, which was mainly attributable to more commercial property and parking spaces with higher selling prices sold during the three months ended March 31, 2012. Most of properties sold during three months ended March 31, 2011 were residential units with lower selling prices.

Gross Profit

Gross profit was approximately $1.5 million for the three months ended March 31, 2012 as compared to approximately $11.1 million for the three months ended March 31, 2011, a decrease of $9.5 million, which was mainly attributable to the decrease in revenue. The overall gross profit as a percentage of real estate sales before sales tax increased to 53.7% in the three months ended March 31, 2012 from 42.2% for the same quarter last year, mainly due to more parking spaces with higher selling price sold in the second quarter of fiscal 2012. The total revenue from sales of parking spaces was approximately $1.2 million, representing 43% of total sales for the three months ended March 31, 2012. We did not have any sales of parking spaces for the three months ended March 31, 2011. The average selling price for each parking space in Hanzhong and Yang county were $12,800 per space and $4,900 per space, respectively. The normal average unit cost for the parking spaces in Hanzhong and Yang county were $740 per space and $1,040 per space, respectively, representing a gross margin in the range of 79%-95%. Our parking spaces in the NanDajie project located in the commercial downtown area of Hanzhong city had higher unit cost of approximately $15,000 per space with higher average selling price of $25,600 per space, representing a 60% gross margin.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2012		2011
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$506,764	87.5%	$6,112,140	43.8%
Yangzhou Pearl Garden	1,131,567	58.9%	4,709,452	48.4%
NanDajie (Mingzhu Xinjun)	87,215	24.4%	818,084	68.1%
Central Plaza	13,571	58.9-%	891,538	66.4%
Sales Tax	(193,579)		(1,458,600)
Total Gross Profit	$1,545,538	53.7%	$11,072,614	42.2%
Total Real Estate Sales before Sales Tax	$2,878,446		$26,222,848

Operating Expenses

Total operating expenses increased by 38% or $147,221 to $534,305 for the three months ended March 31 2012 from $387,084 for the three months ended March 31, 2011 as a result of an increase in general and administration expenses of $241,414, which was offset by the decrease in the selling and distribution expenses of $94,193

The increase in general and administrative expenses for three months ended March 31, 2012 was primarily attributed to higher legal expenses paid to previous and existing legal firms in dealing with listing and compliance matters, higher D&O insurance expenses and higher professional expenses resulting from the engagement of more consultants to provide advice on our real estate operation.

Additionally, selling expense decreased by $94,193 to $39,432 for the three months ended March 31, 2012 from $133,625 for the three months ended March 31, 2011, which was in consistent with the decrease in revenue.

	For Three Months Ended March 31,
	2012	2011

Selling expenses	$39,432	$133,625
General and administrative expenses	494,873	253,459
Total operating expenses	$534,305	$387,084
Percentage of Real Estate Sales before Sales Tax	18.6%	1.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2012 and 2011.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the three months ended March 31, 2012 were $47,945 compared to $533,911 for the three months ended March 31, 2011 as a result of the decrease in our revenue.

Net Income

We reported net income of $945,251for the three months ended March 31, 2012, as compared to net income of $10,159,677 for the three months ended March 31, 2011. The $9,214,426 decrease in our net income was primarily due to the decrease in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $459,860 and $492,080 for the three months ended March 31, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3247 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2012 and 2011 were 6.3487 RMB and 6.6195 RMB, respectively.

Six Months Ended March 31, 2012 compared to Six Months Ended March 31, 2011

Revenues

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2012		2011		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,600,196	29.7%	$13,946,333	52.9%	$(12,346,137)	(88.5)%
Yangzhou Pearl Garden	3,058,254	56.8%	9,868,151	37.4%	(6,809,897)	(69.0)%
NanDajie (Mingzhu Xinjun)	700,940	13.0%	1,201,132	4.6%	(500,192)	(41.6)%
Central Plaza	21,037	0.4%	1,343,184	5.1%	(1,322,147)	(98.4)
Total Real Estate Sales before Sales Tax	$5,380,427	100%	$26,358,800	100%	$(20,978,373)	(80.0)%
Sales Tax	(369,484)		(1,513,639)		1,144,155	(75.6)%
Revenue net of sales tax	$5,010,943		$24,845,161		$(19,834,218)	(80.0)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues decreased by 80.0% to approximately $5.4 million for the six months ended March 31, 2012 from approximately $26.4 million for the six months ended March 31, 2011. The total GFA sold during the six months ended March 31, 2012 was 8,815 square meters and none of our current development projects was completed during this quarter, a significant decrease from 62,259 square meters completed and sold in the same period of fiscal 2011. None of our current development projects was completed during the first half of fiscal 2012, Consequently, we were unable to recognize any contract sales as revenue from these projects. We expect about six of our current real estate properties under construction to be completed and delivered to the consumer in the third and fourth quarter of fiscal 2012. As at March 31, 2012, we received customer deposits of approximately $10.7 million for these six buildings and related contract sales amounted to approximately $17.5 million. We expect to recognize revenue once those units are completed and delivered in the second half of fiscal 2012. This reflects a fundamental characteristic of our business: the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Sales taxes

Sales taxes for the six months ended March 31, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended March 31, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. The sales taxes for the six months ended March 31, 2012 decreased 75.6% from the same period in the last year, primarily as a result of the decrease in our revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2012		2011		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$226,075	11.2%	$1,018,624	7.4%	$(792,549)	(77.8)%
Construction cost	1,795,154	88.8%	12,752,793	92.6%	(10,957,639)	(85.9)%
Total cost	$2,021,229	100%	$13,771,417	100%	$(11,750,188)	(85.3)%

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

Cost of sales was approximately 2.0 million for the six months ended March 31, 2012 compared to $13.7 million for the six months ended March 31, 2011. The $11.8 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2012 were $226,075, as compared to $1,018,624 for the six months ended March 31, 2011, representing a decrease of $792,549 from the same period last year. The decrease was consistent with the fact that the total GFA sold during the six months ended March 31, 2012 was significantly lower than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2012 were approximately $1.8 million as compared to approximately $12.8 million for the six months ended March 31 2011, representing a decrease of $11.0 million. The decrease in construction cost is due to the decrease in units sold reflected in the decreased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the six months ended March 31, 2012 decreased to 37.6% from 52.3% for the six months ended March 31, 2011, which was mainly attributable to more commercial property and parking spaces with higher selling price sold during the six months ended March 31, 2012. Most of properties sold during six months ended March 31, 2011 were residential units with lower selling price.

Gross Profit

Gross profit was approximately $3.0 million for the six months ended March 31, 2012 as compared to approximately $11.1 million for the six months ended March 31, 2011, a decrease of $8.1 million, which was mainly attributable to the decrease in revenue. The overall gross profit as a percentage of real estate sales before sales tax increased to 55.6% in the six months ended March 31, 2012 from 42% for the same period last year, mainly due to more commercial properties and parking space with higher selling price sold in the first half of fiscal 2012.

The total revenue from sales of parking spaces was approximately $1.2 million for the six months ended March 31, 2012, representing 23% of total sales. We did not recognize any sales of parking spaces for the six months ended March 31, 2011. The average selling price for each parking space in Hanzhong and Yang county were $12,800 per space and $4,900 per space, respectively. The normal average unit cost for the parking spaces in Hanzhong and Yang county were $740 per space and $1,040 per space, respectively, representing a gross margin in the range of 79%-95%. Our parking spaces in the NanDajie project located in the commercial downtown area of Hanzhong city had a higher unit cost of approximately $15,000 per space with a higher average selling price of $25,600 per space, representing a 60% gross margin. For the commercial properties, the average selling price was approximately at $15,000 per square meter with unit cost of $240 per square meter, representing an average gross margin over 80%. These figures were consistent in both six months ended March 31, 2012 and 2011.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2012		2011
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,265,930	79.1%	$6,112,140	43.8%
Yangzhou Pearl Garden	1,761,462	57.6%	4,765,621	48.3%
NanDajie (Mingzhu Xinjun)	318,235	45.4%	818,084	68.1%
Central Plaza	13,571	64.5%	891,538	66.4%
Sales Tax	(369,484)		(1,513,639)
Total Gross Profit	$2,989,714	55.6%	$11,073,744	42.0%
Total Real Estate Sales before Sales Tax	$5,380,427		$26,358,800

Operating Expenses

Total operating expenses increased by 83.1% or $406,373 to $895,518 for the six months ended March 31 2012 from $489,145 for the six months ended March 31, 2011 as a result of an increase in general and administration expenses of $489,040, which was offset by the decrease in the selling and distribution expenses of $82,667.

The increase in general and administrative expenses for six months ended March 31, 2012 was primarily attributed to higher legal expense paid to previous and existing legal firm’s in dealing with listing and compliance matters, higher D&O insurance expense and higher professional expense resulting from the engagement of more consultants to provide advice on our real estate operation. In addition, there was a significant recovery of general administrative expenses for the six months ended March 31, 2011 as the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 of general and administrative expenses were recovered.

Additionally, selling expense decreased by $82,667 to $81,873 for the six months ended March 31, 2012 from $164,540 for the six months ended March 31, 2011, which was consistent with decrease in revenue.

	For Six Months Ended March 31,
	2012	2011

Selling expenses	$81,873	$164,540
General and administrative expenses	813,645	324,605
Total operating expenses	$895,518	$489,145
Percentage of real estate sales before sales tax	16.6%	1.9%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2012 and 2011.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on income before income tax. Income tax expenses for the six months ended March 31, 2012 were $96,283 compared to $535,610 for the six months ended March 31, 2011 as a result of the decrease in our revenue.

Net Income

We reported net income of $1,975,713 for the six months ended March 31, 2012, as compared to net income of $10,063,382 for the six months ended March 31, 2011. The $8,087,669 decrease in our net income was primarily due to the decrease in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $804,449 and $1,119,887 for the six months ended March 31, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at March 31, 2012 were translated at 6.3247 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2012 and 2011 were 6.3487 RMB and 6.6195 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder. Due to the credit tightening policies in China, banks were very slow to approve mortgage lending during the six months ended March 31, 2012. As a result, we received a fewer customer deposits from our pre-sale units which caused our total cash and restricted cash balance to decrease to approximately $2.1 million as of March 31, 2012. Such balances have been slowly starting to increase since the first quarter of fiscal 2012, during which we reported lower total cash and restricted cash balances of $1.3 million at December 31, 2011. The People’s Bank of China (“PBOC”) posted a statement on its website on February 7, 2012, indicating that PBOC would ensure that lending support to affordable housing projects and loan demand from first-home families is met. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue to improve in the second half of fiscal 2012. In addition, the Company has reached an agreement with the local Land Management Bureau to extend the payment term on the two land use right bids we won on November 18, 2011. The original due date of the final 40% of the total bid consideration (approximately $5 million or RMB 31 million) was January 20, 2012, which has been extended to June 30, 2012. We do not have any additional commitments on land use rights purchase as of May 14, 2012.

As of March 31, 2012, the Company had $37,713,738 in working capital, an increase of $5,189,897 as compared to $32,523,841 as of September 30, 2011. The increase in working capital was mainly related to the increase of security deposit for land use rights for approximately $11.8 million, an increase of the current portion of real estate property under development of $6.0 million, a decrease in accounts payable of $4.5 million, offset by the increase from customer deposits of $4.8 million, the reduction in advances to venders of approximately $2.0 million and a decrease in real estate property development completed of approximately $1.5 million.

Current assets increased by $6.0 million to approximately $66.1 million as of March 31, 2012 from $60.2 million as of September 30, 2011. The primary changes in our current assets during this period were decreases in cash, real estate property development completed and loans to outside parties; and increases in security deposits for land use right and real estate property under development.

The decrease of cash from $8,837,795 as of September 30, 2011 to $1,053,404 as of March 31, 2012 was mainly due to the payment of land use right deposit of $11.8 million. The decrease in cash was partially offset by cash generated from operating income and increased customer deposits. The decrease of real estate property development completed from $18.9 million as of September 30, 2011 to $17.4 million as of March 31, 2012 was attributed to our sales. The decrease of loans to outside parties from $2,571,651 as of September 30, 2011 to $1,725,257 as of March 31, 2012 was attributed to collection of previous lending to our construction material suppliers. The balance of real estate property under development increased $6.0 million from $16,707,423 as of September 30, 2011 to $22,713,656 as of March 31, 2012 as a result of our progress in construction.

Total current liabilities as of March 31, 2012 totaled approximately $28.4 million, representing a 2.7% increase compared to $27.6 million as of September 30, 2011. The increase in current liabilities was mainly due to the increase in customer deposits of $4.8 million, offset by a decrease in accounts payable of $4.5 million.

In order to fully implement our business plan, however, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2012	2011
Net cash (used in)/provided by operating activities	$(7,853,055)	$7,599,291
Net cash provided by/(used in) investing and financing activities	-	-
Effect of change of foreign exchange rate on cash	68,644	334,326
Net cash (decrease)/increase in cash	(7,784,391)	7,993,617
Cash, beginning of period	8,837,795	12,621,845
Cash, end of period	$1,053,404	$20,555,462

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2012 was $7.9 million, consisting of net income of $2.0 million, noncash adjustments of $0.06 million and net changes in our operating assets and liabilities, which mainly included a decrease in advances to venders and loans to outside parties total of $2.9 million due to the repayment from these venders and outside parties, a decrease in real estate property development completed of $1.7 million resulting from our sales and a decrease in account payable of $4.5 as we settled balances with our suppliers; an increase in security deposits for land use rights of $11.7 million, an increase in real estate property under development of $5.3 million attribute to our construction progress and an increase in customer deposits of $6.9 million resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant payment on security deposits on the land use rights, settlements of account payable with our suppliers and spending in the real estate property under development.

Net cash provided by operating activities for the six months ended March 31, 2011 amounted to $7,599,291, primarily as a result of the net income of $11,678,835, the increase in customer deposits and the decrease in loans to outside parties. Customer deposits increased by$5,134,172, which was attributable to our rapid business growth trend as a result of strong local market demand for residential properties, as well as higher average real-estate prices in Hanzhong. Loans to outside parties decreased by $4,228,851 as a result of the funds received from Saibo, a major construction materials supplier. The cash increase trend was offset by the increase in real estate property under development. For the six months ended March 31, 2011, real estate property under development increased by $10,472,596 due to the Yangzhou Pearl Garden and Mingzhu Garden (Mingzhu Beiyuan) projects.

Financing Activities

Net cash flows provided by financing activities amounted to $0 for the six months ended March 31, 2012, which represents $3,142,332 proceeds of a short-term loans from a controlling shareholder to finance the land use right payment and the Company`s full repayment of such loan during the period.

No cash flows were used in financing activities for the six months ended March 31, 2012.

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

As of March 31, 2012, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that, as of that date, the Company’s controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K filed on December 23, 2011.. This is due to the fact that the Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to U.S. GAAP and necessary journal entries.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We have engaged a V.P. of Finance that has substantial U.S. GAAP financial reporting experience. This individual’s primary responsibility is to assist the Company in converting the financial statements prepared under PRC GAAP into U.S. GAAP and help train Company accounting personnel in U.S. GAAP standards. The Company has already interviewed and reviewed several CFO candidates. All the candidates and comments of review were discussed by the Board of Directors. The Company is seeking the best one to best match the Company’s demands. The Company is still in the process of seeking qualified CFO.

•	The Company engaged Aureacher Capital & Consulting Group as an independent professional consultant in internal control over financial reporting. Aureacher assisted the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in 2011. Based on the COSO framework, Aureacher and the Internal Control Evaluation Committee have completed internal control readiness and performed implementation training to all the staff of the Company. The new internal control system and control activities will be rolled out to the Company in 2012.

•	The Company has recently planned to employ professional internal audit staff to reinforce the function of the internal audit department. With the assistance of Aureacher, the internal audit department will perform the management self-assessment of the internal controls over financial reporting in 2012, which would be attested by the external auditor if necessary.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and six months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

China HGS Real Estate, Inc.

May 14, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

