Form 10-Q
period 2012-06-30
CHINA HGS REAL ESTATE INC.
filed 2012-08-13
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2012 and September 30, 2011	2
	Condensed Consolidated Statements of Income and Comprehensive Income for The Three and Nine Months Ended June 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for The Nine Months Ended June 30, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements	5-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Default on Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6	Exhibits	31
	Signatures	33

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2012	2011
ASSETS
Current assets:
Cash	$1,797,997	$8,837,795
Restricted cash	1,144,035	885,678
Advance to vendors	1,902,779	5,931,149
Loans to outside parties, net	1,514,903	2,571,651
Security deposit for land use rights	18,065,984	6,254,691
Real estate property development completed	27,209,725	18,886,485
Real estate property under development	11,340,016	16,707,423
Other current assets	219,099	85,423
Total current assets	63,194,538	60,160,295

Property, plant and equipment, net	1,062,525	1,113,032
Real estate property under development-net of current portion	52,444,810	47,010,098
Total assets	$116,701,873	$108,283,425
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,873,418	$7,440,593
Other payables	1,010,593	324,298
Construction deposits	468,959	469,084
Customer deposits	16,451,695	11,564,868
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,023,292	2,003,913
Taxes payable	3,793,024	4,023,698
Total current liabilities	28,430,981	27,636,454

Customer deposits - net of current portion	13,791,596	10,420,650
Construction deposits - net of current portion	633,966	577,423
Total liabilities	42,856,543	38,634,527
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011	45,050	45,050
Additional paid-in capital	17,745,178	17,724,085
Statutory surplus	5,945,384	5,945,384
Retained earnings	43,631,148	40,322,106
Accumulated other comprehensive income	6,478,570	5,612,273
Total stockholders' equity	73,845,330	69,648,898
Total Liabilities and Stockholders’Equity	$116,701,873	$108,283,425

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)

Real estate sales	$4,882,304	12,697,723	10,262,731	39,056,523
Sales tax	(297,536)	(723,011)	(667,020)	(2,236,650)
Cost of real estate sales	(2,718,411)	(6,015,126)	(4,739,640)	(19,786,543)
Gross profit	1,866,357	5,959,586	4,856,071	17,033,330

Operating expenses
Selling and distribution expenses	88,326	180,088	170,199	344,628
General and administrative expenses	369,969	421,827	1,183,614	746,432
Total operating expenses	458,295	601,915	1,353,813	1,091,060

Operating income	1,408,062	5,357,671	3,502,258	15,942,270

Interest income	2,013	11,142	16,013	30,033
Interest (expense)	(18,100)	-	(54,300)	-
Government subsidy income	12,613	-	12,613	-
Other income (expenses) - net	-	3,012	-	(1,486)
Income before income taxes	1,404,588	5,371,825	3,476,584	15,970,817

Provision for income taxes	71,259	181,218	167,542	716,828
Net income	$1,333,329	5,190,607	3,309,042	15,253,989

Other comprehensive income
Foreign currency translation adjustment	$61,848	955,421	866,297	2,075,308

Comprehensive income	$1,395,177	6,146,028	4,175,339	17,329,297

Basic and diluted income per common share
Basic	$0.03	0.12	0.07	0.34
Diluted	$0.03	0.12	0.07	0.34

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,050,000	45,050,000	45,053,145

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net income	$3,309,042	$15,253,989
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	63,572	54,008
Stock Based Compensation	21,093	36,524

Changes in assets and liabilities:
Restricted cash	(246,873)	(271,388)
Advances to vendors	4,084,292	(15,198,492)
Loans to outside parties	1,083,510	5,014,420,
Security deposits for land use rights	(11,693,808)	-
Real estate property development completed	(8,068,104)	(2,499,118)
Real estate property under development	691,386	(32,541,323)
Other current assets	(132,172)	(39,855)
Accounts payables	(4,639,102)	1,585,903
Other payables	679,934	(908,922)
Customer deposits	7,965,987	11,420,206
Construction Deposits	43,755	710,302
Accrued expenses	(4,130)	41,476
Taxes payable	(277,728)	455,363
Net cash used in operating activities	(7,119,346)	(16,866,907)

Cash flow from investing activities
Purchase of equipment	-	(20,257)
Net cash used in investing activities	-	(20,257)

Cash flow from financing activities
Proceeds from shareholder loan	3,142,332	6,685,210
Repayment of shareholder loan	(3,142,332)	-
Net cash provided by financing activities	-	6,685,210

Effect of changes of foreign exchange rate on cash	79,548	241,997

Net decrease in cash	(7,039,798)	(9,980,267)

Cash, beginning of period	8,837,795	12,621,845

Cash, end of period	$1,797,997	$2,641,578

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$24,137	$363,514

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, collectability of loans, fair value of stock based compensation, revenue recognition, deferred taxes, costs to complete real estate development and other similar charges. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

	For nine months ended June 30,		September 30,
	2012	2011	2011
Period end RMB : USD exchange rate	6.3197	6.4635	6.3952
Nine month average RMB : USD exchange rate	6.3428	6.5796

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

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of June 30, 2012 and September 30, 2011, the allowance for losses on loans to outside parties was $7,595 and $7,505, respectively.

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

Management evaluates, on a yearly basis, the impairment of the Company’s real estate developments based on a community level. Each community is assessed as an individual project. The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows.  There were no impairment losses for the three and nine months ended June 30, 2012 and 2011.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2012 and September 30, 2011.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months and nine months ended June 30, 2012, and 2011.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,940,773 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of June 30, 2012, a deposit of $3,164,708 (RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work in process.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for a total price of $7,120,591 (RMB45,500,000). As of June 30, 2012, a deposit of $7,264,585 (the full contract amount of RMB45,500,000 including a commission of RMB 410,000) was paid by the Company. The Company is in the process of applying for the land use rights certificate.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang county for total consideration and the bidding commission of $12,596,522 (RMB 79,606,242). As of June 30, 2012, the Company has paid $7,636,691 (RMB48,261,600) in accordance with the bid terms. The Company was required to make payment of the remaining 40% of the total consideration before January 20, 2012. The Company received a letter from the local Land Management Bureau (“LMB”) agreeing to postpone the payment date to June 30, 2012. On July 4, 2012, the Company paid $1,424,118 (RMB 9,000,000). On July 24, 2012, the Company received approval from LMB to postpone the payment date to September 30, 2012.

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Development completed:

Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$11,250,358	$2,950,520
Hanzhong City Nan Dajie (Mingzhu Xinju)	3,806,403	4,048,911
Hanzhong City Central Plaza	596,292	596,664
Yang County Yangzhou Pearl Garden	11,556,672	11,290,390
Real estate property development completed	$27,209,725	$18,886,485

Under development:
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$18,108,937	$25,403,633
Hanzhong City Oriental Mingzhu Garden	31,376,904	28,717,247
Yang County Yangzhou Pearl Garden	14,298,985	9,596,641
Real estate property under development	$63,784,826	$63,717,521
Less: Short Term portion	$11,340,016	$16,707,423
Real estate property under development - Long Term	$52,444,810	$47,010,098

As of June 30, 2012 and September 30, 2011, land use rights included in real estate property under development totaled $42,217,384 and $46,793,742, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2012	September 30, 2011
Customer deposits by real estate projects
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$15,313,889	$12,860,399
Yang County Yangzhou Pearl Garden	14,929,402	9,125,119
Total	$30,243,291	$21,985,518
Less: Short Term portion	$16,451,695	$11,564,868
Customer deposits – Long Term	$13,791,596	$10,420,650

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options). 20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015. As of June 30, 2012 and September 30, 2011, 100% and 90% of the option awards have vested, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options). Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of June 30, 2012 and September 30, 2011, 80% and 50% of the option awards have vested, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Options granted on	Options granted on
	March 16, 2011	January 6, 2010
Risk-free interest rate	1.87%	2.6%
Expected life of the options	5 years	5 years
Expected volatility	65%	133%
Expected dividend yield	0%	0%

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

The following table summarizes the stock option activities of the Company:

	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Fair Value
Outstanding at September 30, 2011	68,000	$2.49	3.87	$121,747
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2012	68,000	$2.49	3.12	$121,747
Exercisable at June 30, 2012	61,200	$2.50	3.05	$112,830

Stock-based compensation expense recognized in the three months ended June 30, 2012 and 2011 was $4,459 and $7,716, respectively. Stock-based compensation expense recognized in the nine months ended June 30, 2012 and 2011 was $21,093 and $36,524, respectively. As of June 30, 2012, there was $8,918 of unrecognized compensation cost related to stock option awards that is expected to be recognized as expense over the next six months. The aggregate intrinsic value for stock options outstanding at June 30, 2012 was $Nil (September 30, 2011 - $Nil).

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2012 and 2011:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(20.0)%	(21.6)%	(20.2)%	(20.5)%
Effective tax rate	5.0%	3.4%	4.8%	4.5%

 The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $146,721 and $71,328 as of June 30, 2012 and September 30, 2011, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance for the tax benefit from the net operating losses as of June 30, 2012 and September 30, 2011. The components of deferred taxes as of June 30, 2012 and September 30, 2011 consist of the following:

	As of
	June 30, 2012	September 30, 2011
Net operating loss carry-forwards for parent company	$49,885	$24,252
Valuation allowance	(49,885)	(24,252)
Net deferred tax asset	$-	$-

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

For the three and nine months ended June 30, 2012 and 2011, the Company has made full payment for LAT with respect to properties sold in accordance with the requirements of the local tax authorities.

(D) Taxes payable consisted of the following:

	June 30, 2012	September 30, 2011

CIT	$677,277	$604,665
Business tax	3,021,025	3,333,941
Other tax and fees	94,722	85,092
Total taxes payable	$3,793,024	$4,023,698

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDER LOAN AND RELATED PARTY TRANSACTIONS

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the major shareholder and Chairman of the Board of Directors, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. Subsequent to June 30, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term to an additional one year.

In connection with the land use rights auctions, the Company borrowed an additional $3,164,707 (RMB 20, 000,000) from Mr. Xiaojun Zhu on November 14, 2011 to fund the deposits for the land use rights bids. The shareholder loan was interest-free for the first month and had an annual interest rate of 15% thereafter. The Company repaid the full amount to Mr. Xiaojun Zhou on December 7, 2011.

The Company recorded interest expense of $18,100 and $54,300 for the three and nine months ended June 30, 2012, respectively.

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,940,773 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of June 30, 2012, a deposit of $3,164,708 (RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work in process.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang county for total consideration and the bidding commission of $12,596,522 (RMB 79,606,242). As of June 30, 2012, the Company has paid $7,636,691 (RMB48,261,600) in accordance with the bid terms. The Company was required to make payment of the remaining 40% of the total consideration before January 20, 2012. The Company received a letter from the local Land Management Bureau (“LMB”) agreeing to postpone the payment date to June 30, 2012. On July 4, 2012, the Company paid $1,424,118 (RMB 9,000,000). On July 24, 2012, the Company received approval from LMB to postpone the payment date to September 30, 2012.

On May 28, 2012, the Company signed a new Chief Financial Officer (“CFO”) contract. The term of the contract is for one year. The CFO will receive a monthly salary of RMB60,000 (approximately US$9,500) and an annual bonus of up to RMB180,000 (approximately US$28,000). The CFO is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term. The annual bonus and restricted stock bonus are subject to his continuing employment with the Company and the board’s approval.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the major shareholder and Chairman of the Board of Directors, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. Subsequent to June 30, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term for an additional one year.

NOTE 11. RESTATEMENT OF JUNE 30, 2011 FINANCIAL RESULTS

As previously reported, the Company discovered an error in inconsistently allocating certain construction costs between real estate property development completed and real estate property under development in the prior quarterly filings. This affects the unaudited condensed consolidated financial statements for the three and nine months periods ended June 30, 2011.

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	Balance Sheet as of June 30, 2011
	As previously reported-	As restated -
Real estate property under development	$18,675,151	$15,847,757

	For the three months ended June 30, 2011		For the nine months ended June 30, 2011
	As previously reported-	As restated -	As previously reported-	As restated -
Cost of real estate sales	$4,803,185	6,015,126	16,959,149	19,786,543
Gross profit	7,171,527	5,959,586	19,860,724	17,033,330
Net income	6,402,548	5,190,607	18,081,383	15,253,989

Basic and diluted income per common share
Basic	0.14	0.12	0.40	0.34
Diluted	0.14	0.12	0.40	0.34

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

•	our ability to sustain our project development

•	our ability to obtain additional land use rights at favorable prices;

•	the market for real estate in Tier 3 and 4 cities and counties;

•	our ability to obtain additional capital in future years to fund our planned expansion; or

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

Business Overview

The real estate market plodded forward amid increasingly restrictive policies starting in the first half of 2011. In January 2011, Shanghai and Chongqing officially started to levy property tax. In February 2011, Beijing issued a purchase restriction order on the number of homes a person is allowed to purchase to curb speculation and control rising real estate price, and more than 40 cities nationwide soon followed suit. In March 2011, the National Development and Reform Commission announced that from May 2011, each residential house must be marked clearly with a specific price as the ceiling price. Apart from administrative measures, to further tighten liquidity, the People’s Bank of China increased banks’ required reserve ratios six consecutive times and raised the benchmark interest rate three times since the beginning of the year, leaving a profound impact on the residential housing transaction volume. In 2011 and first half of 2012, residential housing transaction volume in major cities nationwide recorded a decrease compared with that of the comparable prior periods. The first-tier cities with stricter policies witnessed a more extensive decrease in transaction volume.

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

With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in the three and nine months ended June 30, 2012 was extremely challenging. As a result, our sales volume dropped significantly in fiscal 2012. Our sales, gross margin and net income for the nine months ended June 30, 2012 were $ 10,262,731, $4,856,071 and $3,309,042, respectively, representing an approximately 74%, 71% and 78% decrease from the nine months period of fiscal 2011, respectively. We expect the deteriorated market conditions to continue into the balance of 2012.

In addition, as compared to the last year, we are constructing more high-rise buildings in the downtown of Hanzhong city and Yang County with longer construction periods. This is a characteristic of our business and the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

For the nine month period ended June 30, 2012, we only completed and started delivery of three new residence buildings in the third quarter of fiscal 2012. We expect two additional real estate properties under construction to be completed and delivered to the consumer in the fourth quarter of fiscal 2012. For the three newly completed residence buildings in the third quarter of fiscal 2012, our contracted sales approximately amounted to $6.8 million and we recognized about $4.2 million in revenue. The customer deposits balances for these three buildings remained $2.0 million at June 30, 2012. For the two additional residential buildings to be completed in the fourth quarter of fiscal 2012, our contracted sales by the end of June 30, 2012 was approximately $6.4 million and the customer deposits balances was $3.0 million at June 30, 2012. No revenue has been recognized for the nine months ended June 30, 2012 for these two additional buildings.

Despite the declining transaction volume and cooling real estate market, housing prices in Tier 3 and Tier 4 cities and counties have not shown a substantial correction. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment.

For the nine months ended June 30, 2012, our average selling price for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $394 per square meter, a slight decrease of 1.5% from the average selling price of $401 per square meter in fiscal 2011. The average selling price of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $828 per square meter, an increase of 43.6% from the average selling price of $577 per square meter in fiscal 2011. This was mainly due to the fact that we sold more commercial properties in Hanzhong for the nine months ended June 30, 2012.

We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in May 2012, we announced the beginning of the construction phase for the Oriental Mingzhu residential project in Downtown Hanzhong, which is expected to consist of 12 residential towers when complete. Total investment for this project is estimated to be approximately RMB 800 million (equivalent to $126.6 million), of which RMB 198 million (equivalent to $31.3 million) has been incurred as of June 30, 2012. We expect these initiatives will help us cope with this difficult period and better position us to capitalize on opportunities from a future market upturn.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries China HGS Investment Inc., Shaanxi Hanguangsha Management and Consultation Limited Company and the variable interest entity Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”). All significant inter-company balances and transactions are eliminated in consolidation.

We have continued to determine that we are the primary beneficiary of Guangsha based on ongoing reassessments, taking into consideration our economic control over Guangsha; the existing contractual relationship in which all of Guangsha’s activities either involve or are conducted on our behalf, and we have the obligations to absorb Guangsha’s expected returns and losses.

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

Income taxes

The Company was incorporated in the United States. It is governed by the income tax laws of United States. However, the Company conducts all of its operations through its VIE Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”) in PRC , therefore did not generate any taxable income outside of the PRC for the nine months periods ended June 30, 2012 and 2011. The Management does not expect to repatriate Guangsha’s net income back to U.S. in the near future. Guangsha is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, the local taxing authority of Hanzhong City, in which Guangsha operates, has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In 2010, the taxing authority assessed us for income taxes at 2.5% on revenue in Hanzhong and 1.25% on revenue in Yang County. Accordingly the Company records the appropriate income tax expenses based on the fixed rates as determined by the local tax authority. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2012		2011		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$817,748	16.7%	$532,800	4.2%	$284,948	53.5%
Yangzhou Pearl Garden	4,064,556	83.3%	10,976,371	86.4%	(6,911,815)	(63.0)%

Central Plaza	-	-%	1,188,552	9.4%	(1,188,552)	(100)%
Total Real Estate Sales before Sales Tax	$4,882,304	100%	$12,697,723	100%	$7,815,419	(61.6)%
Sales Tax	(297,536)		(723,011)		425,475	(58.9)%
Revenue net of sales tax	$4,584,768		$11,974,712		$(7,389,944)	(61.7)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking spaces in projects that we have developed. Revenues decreased by 61.6% to approximately $4.9 million for the three months ended June 30, 2012 from approximately $12.7 million for the three months ended June 30, 2011. The total GFA (“Gross Floor Area”) sold during the three months ended June 30, 2012 was 11,947 square meters, a significant decrease from 29,359 square meters completed and sold in the same period of fiscal 2011. As compared to last year, we are constructing more high-rise buildings with longer construction periods. We only completed and started delivery of three new residence buildings in the third quarter of fiscal 2012. We expect two additional real estate properties under construction to be completed and available for delivery to the consumer in the fourth quarter of fiscal 2012. For the three newly completed residence buildings in the third quarter of fiscal 2012, our contracted sales approximately amounted to $6.8 million and we recognized about $4.2 million in revenue. The customer deposits balances for these three buildings is $2.0 million at June 30, 2012. For the two additional residential buildings to be completed in the fourth quarter of fiscal 2012, our contracted sales by the end of June 30, 2012 was approximately $6.4 million and the customer deposits balances was $3.0 million as at June 30, 2012. No revenue has been recognized for the nine months ended June 30, 2012 for these two additional buildings. This is a characteristic of our business and the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Sales taxes

Sales taxes for the three months ended June 30, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended June 30, 2012 decreased 58.9% from the same quarter in the last year, primarily as a result of the decrease in our revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2012		2011		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$253,950	9.3%	$766,684	13.7%	$(512,734)	(66.8)%
Construction cost	2,464,461	90.6%	5,248,442	87.3%	(2,783,981)	(53.0)%
Total cost	$2,718,411	100%	$6,015,126	100%	$(3,296,715)	(54.8)%

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

Cost of sales was approximately $2.7 million for the three months ended June 30, 2012 compared to $6.0 million for the three months ended June 30, 2011. The $3.3 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2012 were $253,950, as compared to $766,684 for the three months ended June 30, 2011, representing a decrease of $512,734 from the same quarter last year. The decrease was consistent with the fact that the total GFA sold during the three months ended June 30, 2012 was significantly lower than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2012 were approximately $2.5 million as compared to approximately $5.2 million for the three months ended June 30, 2011, representing a decrease of $2.8 million. The decrease in construction cost is due to the fewer units sold reflected in the decreased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2012 increased to 55.7% from 47.4% for the three months ended June 30, 2011, which was mainly attributable to the increase of construction costs and land use rights purchase costs.

Gross Profit

Gross profit was approximately $1.9 million for the three months ended June 30, 2012 as compared to approximately $6.0 million for the three months ended June 30, 2011, a decrease of $4.1 million, which was mainly attributable to the decrease in revenue, the increase in the construction and land use right purchase costs as well as more commercial property sold during three months ended June 30, 2011. The overall gross profit as a percentage of real estate sales before sales tax decreased to 38.2% in the three months ended June 30, 2012 from 46.9% for the same quarter last year, mainly due to the increasing construction costs and land use right purchase costs for newly completed residential projects.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$501,540	61.3%	$345,046	64.8%
Yangzhou Pearl Garden	1,662,353	40.9%	5,550,983	50.6%
Central Plaza	-	-%	786,568	66.2%
Sales Tax	(297,536)		(723,011)
Total Gross Profit	$1,866,357	38.2%	$5,959,586	46.9%

Operating Expenses

Total operating expenses decreased by 24% or $143,620 to $458,295 for the three months ended June 30, 2012 from $601,915 for the three months ended June 30, 2011 as a result of a 51% decrease in selling expense of $91,762 and a 12% decrease in general and administration expenses of $51,858.

The decrease in selling expenses for three months ended June 30, 2012 was primarily attributed to slow sales and marketing activities. The decreasing revenue also resulted in less sale commission expense. The higher general administration expense for three months ended June 30, 2011 was due to increased expenses incurred for investor relations and professional fees.

	For Three Months Ended June 30,
	2012	2011

Selling expenses	$88,326	$180,088
General and administrative expenses	369,969	421,827
Total operating expenses	$458,295	$601,915
Percentage of Real Estate Sales before Sales Tax	9.4%	4.7%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2012 and 2011.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the three months ended June 30, 2012 were $71,259 compared to $181,218 for the three months ended June 30, 2011 as a result of the decrease in our revenue.

Net Income

We reported net income of $1,333,329 for the three months ended June 30, 2012, as compared to net income of $5,190,607 for the three months ended June 30, 2011. The $3,857,278 decrease in our net income was primarily due to the decrease in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $61,848 and $955,421 for the three months ended June 30, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at June 30, 2012 were translated at 6.3197 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2012 and 2011 were 6.3428 RMB and 6.5796 RMB, respectively.

Nine Months Ended June 30 2012 compared to Nine Months Ended June 30, 2011

Revenues

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2012		2011		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,417,944	23.6%	$14,479,133	37.1%	$(12,061,189)	(83.3)%
Yangzhou Pearl Garden	7,122,134	69.4%	20,844,522	53.4%	(13,722,388)	(65.8)%
NanDajie (Mingzhu Xinjun)	701,597	6.8%	1,201,132	3.1%	(499,535)	(41.6)%
Central Plaza	21,057	0.2%	2,531,736	6.5%	(2,510,679)	(99.2)%
Total Real Estate Sales before Sales Tax	$10,262,731	100%	$39,056,523	100%	$(28,793,792)	(73.7)%
Sales Tax	(667,020)		(2,236,650)		1,569,630	(70.2)%
Revenue net of sales tax	$9,595,771		$36,819,873		$(27,224,102)	(73.9)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues decreased by 73.7% to approximately $10.3 million for the nine months ended June 30, 2012 from approximately $39.1 million for the nine months ended June 30, 2011. The total GFA sold during the nine months ended June 30, 2012 was 20,761 square meters, a significant decrease from 91,018 square meters completed and sold in the same period of fiscal 2011. As compared to the last year, we are constructing more high-rise buildings with longer construction periods. We only completed and started delivery of three new residence buildings in the first nine months of fiscal 2012. We expect two additional real estate properties under construction to be completed and available for delivery to the consumer in the fourth quarter of fiscal 2012. For the two additional residential buildings to be completed in the fourth quarter of fiscal 2012, our contracted sales by the end of June 30, 2012 was approximately $6.4 million with GFA under contracted sales of 9,497 square meters. The customer deposits balances was $3.0 million as at June 30, 2012. No revenue has been recognized for the nine months ended June 30, 2012 for these two additional buildings. This reflects a fundamental characteristic of our business: the uneven sales revenues from quarter to quarter are due in part to the rate at which units are completed and delivered to buyers.

Sales taxes

Sales taxes for the nine months ended June 30, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the nine months ended June 30, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yangzhou and 1% of the customer deposits in Hanzhong. The sales taxes for the nine months ended June 30, 2012 decreased 70.2% from the same period in the last year, primarily as a result of the decrease in our revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine Months Ended June 30,
	2012		2011		Variance
	Cost	%	Cost	%	Amount	%

Land use right	$480,026	10.0%	$1,785,308	9.0%	$(1,305,282)	(73.1)%
Construction cost	4,259,614	90.0%	18,001,235	91.0%	(13,741,621)	(76.3)%
Total cost	$4,739,640	100%	$19,786,543	100%	$(15,046,903)	(76.1)%

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

Cost of sales was approximately 4.7 million for the nine months ended June 30, 2012 compared to $19.8 million for the nine months ended June 30, 2011. The $15.1 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2012 were $480,026, as compared to $1,785,308 for the nine months ended June 30, 2011, representing a decrease of $1,305,282 from the same period last year. The decrease was consistent with the fact that the total GFA sold during the nine months ended June 30, 2012 was significantly lower than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2012 were approximately $4.3 million as compared to approximately $18.0 million for the nine months ended June 30, 2011, representing a decrease of $13.7 million. The decrease in construction cost is due to the decrease in units sold reflected in the decreased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2012 decreased to 46.2% from 50.7% for the nine months ended June 30, 2011, which was mainly attributable to more commercial property and parking spaces with higher selling price sold during the first half of fiscal 2012. Most of properties sold during nine months ended June30, 2011 were residential units with lower selling prices.

Gross Profit

Gross profit was approximately $4.9 million for the nine months ended June 30, 2012 as compared to approximately $17.0 million for the nine months ended June 30, 2011, a decrease of $12.1 million, which was mainly attributable to the decrease in revenue. The overall gross profit as a percentage of real estate sales before sales tax increased to 47.3% in the nine months ended June 30, 2012 from 43.6% for the same period last year, mainly due to more commercial properties and parking space with higher selling prices sold in Mingzhu Garden project during the first half of fiscal 2012. During the nine months ended June 30, 2012, revenue from sales of commercial property and parking space represents 33.7% of total revenue. But, during the nine months ended June 30, 2011, revenue from sales of commercial property and parking space only represents 15.9% of total revenue.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,767,169	73.1%	$6,457,186	44.6%
Yangzhou Pearl Garden	3,423,805	48.1%	10,316,604	49.5%
NanDajie (Mingzhu Xinjun)	318,533	45.4%	818,084	68.1%
Central Plaza	13,584	0.1%	1,678,106	66.3%
Sales Tax	(667,020)		(2,236,650)
Total Gross Profit	$4,856,071	47.3%	$17,033,330	43.6%
Total Real Estate Sales before Sales Tax	$10,262,731		$39,056,523

Operating Expenses

Total operating expenses increased by 24.1% or $262,753 to $1,353,813 for the nine months ended June 30, 2012 from $1,091,060 for the nine months ended June 30, 2011 as a result of an increase in general and administration expenses of $437,182, which was offset by the decrease in selling and distribution expenses of $174,429.

The increase in general and administrative expenses for nine months ended June 30, 2012 was primarily attributed to higher legal expenses paid to previous and existing legal firms’ in dealing with listing and compliance matters, higher Director and Officer liability insurance expense and higher professional expenses resulting from the engagement of more consultants to provide advice on our real estate operations. In addition, there was a significant recovery of general administrative expenses for the nine months ended June 30, 2011 as the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 of general and administrative expenses were recovered.

Additionally, selling expense decreased by $174,429 to $170,199 for the nine months ended June 30, 2012 from $344,628 for the nine months ended June 30, 2011, which was consistent with decrease in revenue.

	For Nine Months Ended June 30,
	2012	2011

Selling expenses	$170,199	$344,628
General and administrative expenses	1,183,614	746,432
Total operating expenses	$1,353,813	$1,091,060
Percentage of real estate sales before sales tax	13.2%	2.8%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2012 and 2011.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on income before income tax. Income tax expenses for the nine months ended June 30, 2012 were $167,542 compared to $716,828 for the nine months ended June 30, 2011 as a result of the decrease in our revenue.

Net Income

We reported net income of $3,309,042 for the nine months ended June 30, 2012, as compared to net income of $15,253,989 for the nine months ended June 30, 2011. The $11,944,947 decrease in our net income was primarily due to the decrease in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $866,297 and $2,075,308 for the nine months ended June 30, 2012 and 2011, respectively. The balance sheet amounts with the exception of equity at June 30, 2012 were translated at 6.3197 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2012 and 2011 were 6.3428 RMB and 6.5796 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder. Due to the credit tightening policies in China, banks were very slow to approve mortgage lending during the nine months ended June 30, 2012.

As a result, we received fewer customer deposits from our pre-sale units which caused our total cash and restricted cash balance to decrease to approximately $1.8 million as of June 30, 2012. Such balances have been slowly starting to increase since the first quarter of fiscal 2012, during which we reported lower total cash and restricted cash balances of $1.3 million at December 31, 2011. The People’s Bank of China (“PBOC”) posted a statement on its website on February 7, 2012, indicating that PBOC would ensure that lending support to affordable housing projects and loan demand from first-home families is met. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue to improve in the balance of fiscal 2012. In addition, the Company has reached an agreement with the local Land Management Bureau to extend the payment term on the two land use right bids we won on November 18, 2011. The original due date of the final 40% of the total bid consideration (approximately $5 million or RMB 31 million) was January 20, 2012, which has been extended to September 30, 2012 after the Company made a payment of approximately $1.4 million (RMB 9,000,000) in July 2012. We do not have any additional commitments on land use rights purchase as of August 10, 2012.

 As of June 30, 2012, the Company had approximately $34.8 million in working capital, an increase of $2.3 million as compared to $32.5 million as of September 30, 2011. The increase in working capital was mainly related to the increase of security deposit for land use rights for approximately $11.7 million, an increase of the current portion of real estate property development completed of $8.1 million, a decrease in accounts payable of $4.6 million, offset by the increase from customer deposits of $4.8 million, the reduction in advances to venders of approximately $4.0 million and a decrease in current portion of real estate property under development of approximately $5.4 million.

Current assets increased by $3.0 million to approximately $63.2 million as of June 30, 2012 from $60.2 million as of September 30, 2011. The primary changes in our current assets during this period were decreases in cash, real estate property under development, advances to venders and loans to outside parties; and increases in security deposits for land use right and real estate property development completed.

The decrease of cash from $8,837,795 as of September 30, 2011 to $1,797,997 as of June 30, 2012 was mainly due to the payment of land use right deposit of $11.7 million. The decrease in cash was partially offset by cash generated from operating income and increased customer deposits. The increase of real estate property development completed from $18.9 million as of September 30, 2011 to $27.2 million as of June 30, 2012 was attributed to three new residential building completed in the nine months period ended June 30, 2012. The balance of real estate property under development current portion decreased $5.4 million from $16,707,423 as of September 30, 2011 to $11,340,016 as of June 30, 2012, due to the completion of three new residential buildings in the nine months period ended June 30, 2012. The decrease of advance to venders from $5,931,149 as of September 30, 2011 to $1,902,779 as of June 30, 2012 was due to our progress on construction and offsetting the construction payable. The decrease of loans to outside parties from $2,571,651 as of September 30, 2011 to $1,514,903 as of June 30, 2012 was attributed to collection of previous lending to our construction material suppliers. Total current liabilities as of June 30, 2012 totaled approximately $28.4 million, representing a 2.7% increase compared to $27.6 million as of September 30, 2011. The increase in current liabilities was mainly due to the increase in customer deposits of $4.8 million, offset by a decrease in accounts payable of $4.6 million.

In order to fully implement our business plan, however, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2012	2011 (Restated)
Net cash used in operating activities	$(7,119,346)	$(16,886,907)
Net cash used in investing activities	-	(20,567)
Net cash provided by financing activities	-	6,685,210
Effect of change of foreign exchange rate on cash	79,548	241,997
Net cash decrease in cash	(7,039,798)	(9,980,267)
Cash, beginning of period	8,837,795	12,621,845
Cash, end of period	$1,797,997	$2,641,578

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2012 was $7.1 million, consisting of net income of $3.3 million, noncash adjustments of $0.08 million and net changes in our operating assets and liabilities, which mainly included a decrease in advances to venders and loans to outside parties of $5.2 million due to the repayment from these venders and outside parties, an increase in real estate property development completed of $8.1 million resulting from our construction progress, a decrease in account payable of $4.6 as we settled balances with our suppliers; an increase in security deposits for land use rights of $11.7 million, an increase in real estate property under development of $0.7 million attribute to our construction progress and an increase in customer deposits of $8.0 million resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant payment on security deposits for land use rights and settlements of account payable with our suppliers.

Net cash used in operating activities for the nine months ended June 30, 2011 amounted to $16,886,907, primarily due to the payment of land use right acquisition consideration and for a land use right bid bond deposit. The Company paid $27.7 million to acquire a land use right for the development of the Oriental Mingzhu Garden project. To attend a land use right auction, the Company paid a $15.5 million bid bond deposit in June 2011. Excluding the land use right acquired in May 2011, the property development cost balance increased by $7.7 million for the nine months ended June 30, 2011, which was mainly due to the development of a new phase of Mingzhu Garden. The cash used in operating activities was partially offset by the net income of $18.1 million, the increase of customer deposits and the collection of loans to outside parties. Customer deposits increased $11.4 million, which was attributable to our business growth trend reflecting strong local market demand for residential properties, as well as higher average real-estate prices in Hanzhong. In June 2011, the Company entered into bulk-purchase agreements with two local government offices for the properties to be completed in late 2012. Upon entering into the agreements, the government offices paid in aggregate approximately $5.2 million as the first down payment. To maintain cash flow, we received the repayment from loans to construction material suppliers. As a result, the loans to outside parties decreased by $5.0 million.

Investing Activities

Net cash flows used in investing activities amounted to $0 and $20,567 for the nine months ended June 30, 2012 and 2011, respectively.

Financing Activities

Net cash flows provided by financing activities amounted to $0 for the nine months ended June 30, 2012, which represents $3,142,332 proceeds of a short-term loans from a controlling shareholder to finance the land use right payment and the Company`s full repayment of such loan during the period.

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

As of June 30, 2012, Mr. Xiaojun Zhu, the Company’s Chief Executive Officer and Wei (Samuel) Shen, Chief Financial Officer, have concluded that, as of that date, the Company’s controls and procedures were not effective due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K filed on December 23, 2011. This is due to the fact that the Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause the Company to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from PRC GAAP to U.S. GAAP and necessary journal entries.

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

Based on the control deficiency identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We appointed Wei (Samuel) Shen to serve as Chief Financial Officer of the Company on May 28, 2012. Mr. Shen, age 34, has been a Vice President for Finance of the Company since November 2011. Prior to joining the Company, Mr. Shen was a Director at Bluehill Investment Advisory Group, a Canada-PRC based consulting firm, where he helped several U.S. and Canadian listed Chinese companies with their financial reporting, internal control implementation, and SOX compliance training. Mr. Shen is experienced with financial reporting under IFRS, U.S. and Canadian GAAP.

•	The Company engaged Aureacher Capital & Consulting Group as an independent professional consultant in internal control over financial reporting. Aureacher assisted the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in 2011. Based on the COSO framework, Aureacher and the Internal Control Evaluation Committee have completed internal control readiness and performed implementation training to all the staff of the Company. The new internal control system and control activities will be rolled out to the Company by the end of this year.

•	The Company has recently planned to employ professional internal audit staff to reinforce the function of the internal audit department. With the assistance of Aureacher, the internal audit department will perform the management self-assessment of the internal controls over financial reporting in 2012, which would be attested by the external auditor if necessary.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 13, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:/s/ Wei Shen
Wei Shen
Chief Financial Officer

