Form 10-Q/A
period 2012-06-30
CHINA HGS REAL ESTATE INC.
filed 2012-08-30
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment No.1)

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of China HGS Real Estate Inc. for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2012 (the “Third Quarter 10-Q”) is being filed solely for the purposes to submit its interactive data exhibit that includes detailed tagging of the footnotes and schedules to the financial statements. This Amendment No. 1 does not affect any other portion of the Third Quarter 10-Q.

Item 6. Exhibits

Exhibit No.	Description

101	The following financial statements from China HGS Real Estate Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

August 30, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer