Form 10-K
period 2012-09-30
CHINA HGS REAL ESTATE INC.
filed 2012-12-26
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

(86)091-62622612

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2012, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was approximately $11,925,316. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 21, 2012, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

CHINA HGS REAL ESTATE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2012

PART I

ITEM 1. BUSINESS

Our Organization

China HGS Real Estate Inc. (the “Company” or “China HGS,” “we”, “our”, “us”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida.

On August 21, 2009, a Share Exchange Agreement (“Share Exchange”) was entered into by and among the Company, Rising Pilot, Inc., a British Virgin Islands company (the “HGS Shareholder”), and China HGS Investment Inc., a Delaware corporation and wholly-owned subsidiary of the HGS Shareholder (“HGS Investment). Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS Investment in exchange for 14,000,000 shares of the Company’s common stock, $0.001 par value. The closing of the Share Exchange transaction occurred on August 31, 2009.  As a result of the Share Exchange, HGS Investment became a wholly-owned subsidiary of the Company. After the consummation of the Share Exchange transaction, the Company changed its name to China HGS Real Estate, Inc.

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

Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”)

Guangsha was organized in August 1995 as a liability limited company under the laws of the PRC. Guangsha is headquartered in the city of Hanzhong, Shaanxi Province. Due to the rapid growth of the business, the shareholders of Guangsha increased the company’s registered capital twice, once in 2000, from the original registered capital of RMB 2.1 million (approximately $0.2 million) to RMB 30 million (approximately $3.6 million) and again in 2008 to RMB 130 million (approximately $17.6 million). Guangsha is engaged in developing large scale and high quality commercial and residential projects, including multi-layer apartment buildings, sub-high-rise apartment buildings, high-rise apartment buildings, and office buildings.

Our corporate structure is set forth below:

Business Overview

We conduct substantially all of our business through our subsidiary and VIE in China. All of our business is conducted in mainland China. Guangsha was founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province.

Since Guangsha was founded, management has been focused on expanding our business in Tier 3 and Tier 4 cities and counties in China that we strategically select based on population and urbanization growth rates, general economic conditions and growth rates, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices, and governmental urban planning and development policies. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We plan to expand into strategically selected Tier 3 and Tier 4 cities and counties with real estate development potential in Shaanxi Province, and expect to benefit from rising demand for residential housing as a result of increasing income levels of consumers and growing populations in these cities and counties due to urbanization.

Real Estate Industry Overview

During fiscal 2012,, China witnessed a slowdown in economic growth. This was due to its ongoing application of austerity policies to combat inflation, and the external impact of global instability triggered by the European debt crisis. As exports slowed, China’s reported GDP growth dropped to 7.6% year on year in the second quarter ended June 30, 2012 from 8.1% in the first quarter of 2012, and GDP growth further dropped to 7.4% year on year in the third quarter ended September 30, 2012. This has prompted the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports and to ensure the full-year official target of 7.5% GDP growth is met.

Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in the first nine months of 2012. In accordance with reports from National Bureau of Statistics of China, Gross Floor Area (“GFA”) sales nationwide for the period from January to March 2012 decreased by 13.6% as compared to the same period last year. It is primarily attributed to the potential buyers’ anticipation for possible further declines in prices, and the government’s implementation of market regulation as a long-term policy was also considered as a crucial factor. By June 2012, the six month decline rate for GFA sales nationwide was significantly narrowed down to 7.7%. As of September 30, 2012, GFA sales nationwide for the first nine months of 2012 was 684.4 million square meters, a decrease of 4% from the same period of 20111..

Despite the declining transaction volume and cooling real estate market, housing prices in many cities have not shown a substantial correction. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. The average GFA selling price for the first nine months of 2012 was RMB 5,896 1 (approximately to $933), representing a 6.9% increase from the same period of last year. Meanwhile, a lot of local governments introduced measures such as housing provident fund loan adjustment and tax benefit for first time home buyers to encourage purchases by home buyers. In terms of monetary policy, the People’s Bank of China (“PBOC”) posted a statement on February 7, 2012, indicating that PBOC would ensure that mortgages are available to affordable housing projects and loan demand from creditworthy first-time homebuyers. The mandatory bank reserve ratio has been lowered twice (on February 24 and May 18, respectively), while the interest-rate has been cut twice (on June 8 and July 6, respectively). These policies are expected to improve market sentiment and help to unleash pent-up demand. Market sentiment and confidence are improving, enticing buyers to re-enter the market in the balance of 2012.

During the volatile real estate market, the Company has been capitalizing on its inherent strengths and market opportunities in Tier 3 and Tier 4 cities and counties to deliver value for our shareholders. We feel confident and also competent to take on every challenge and grasp every opportunity during market consolidation. We expect to provide rapid response to the market on the basis of our projected business plans together with a flexible approach in seizing market opportunities; strict investment standard and prudent attitude towards investment opportunities, and appropriate replenishment of quality land resources in existing regions to realize value within the Tier 3 and Tier 4 cities and counties in Western China.

Company Positioning:

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million.

1 National Bureau of Statistics of China Jan – September national real estate development and sales report http://www.stats.gov.cn

Hanzhong is a key transportation hub connecting China’s Middle Economic Zone and Western Economic Zone. Since Xihan express highway was completed in September 2007, the travel time from Xi’an, the provincial capital of Shaanxi province, to Hangzhong takes only about 3 hours. The new airport in Hanzhong is going to be completed and put into service in September 30, 2013. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng high-speed railway between Chengdu, the provincial capital of Sichuan province to Xi’an with a major stop in Hanzhong,is under-construction. After its completion, it only takes 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passengers are expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s annual reports2, Hanzhong’s GDP reached to RMB 64.748 billion (approximately $10.2 billion) by 2011, representing a 15.5% increase from 2010. For the first nine months of 2012, Hanzhong’s GDP was RMB 48.948 billion3 (approximately $7.7 billion), representing a growth of 15%. Residences’ disposable income was RMB 17,019 (equivalent to $2,693) in 2011, increasing by 17.3% from 2010. For the first nine months of 2012, residences’ disposable income was RMB 13,884 (approximately $2,197) per person, increasing by 14.6% comparing to the same period last year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s annual reports, the number of Hanzhong’s migration workers reached to 836,000 as of December 31, 2011, representing an increase of 5.4% from 2010. Total income of migration workers was about RMB 8.9 billion in 2011, representing an increase of 18.5% from 2010.

The target market of the Company is in Western China. The Company continues to focus on Tier 3 and Tier 4 cities and counties in acquiring sizable quality land reserves at low cost in a flexible and diversified manner. There has been an increasing demand for high quality residential housing, largely driven by the “Go West” policy and accelerated urbanization.

2 Hanzhong 2011, 2010, 2009 and 2008 annual government report http://www.shaanxi.gov.cn/

3 Shaanxi Information Center Jan – September 2012 and 2011 economic report http://www.sxi.cn/

Many buyers in Tier 3 and Tier 4 cities and counties are first time home buyers. In order to mitigate default risk, the Company generally requires from its homebuyer customers a deposit in the range of 30%-50% of the purchase price, which is higher than the percentage required by the government for the mortgage down payment.

The Company received the National Grade-I real-estate development qualification granted by the Ministry of Housing and Urban-Rural Development of the People's Republic of China ("MOHURD")"on October 12, 2011. The Grade-I real-estate development qualification is the highest qualification for real-estate developers in China and requires meeting several strict criteria, including:

•	Registered capital of at least RMB 50 million (approximately $7.9 million);
•	At least five years of experience in real estate development and operation;
•	The completion of construction of a total over 300,000 square meters. of ground floor area (GFA) within the last three years and, in the most recent year, developed real estate projects of at least 150,000 square meters; and
•	The completed real estate projects have no quality issues in each of the past five years; and an established, comprehensive quality control and guarantee system

The National Grade-I real-estate development qualification provides significant opportunities for the Company to expand its operations beyond Shaanxi province into new regional real estate markets in China.

Looking ahead, the Company will continue to focus on developing high quality and large scale real estate projects in the suburban areas of Tier 3 and Tier 4 cities and counties with promising economic growth potential. Leveraging on its unique competitive strengths, and under the direction and guidance of the government’s macro policies, the Company expects to further replicate its successful business model into new high growth regions through strategic selection of project locations, a short project development schedule characterized by fast asset turnover and excellent execution ability, as well as innovative product offering closely in line with market demand. The Company aims at becoming a leading large-scale residential property developer in Western China and a well-recognized brand name.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2012 consisted of 79 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

We have also developed a strong relationship with local institutional purchasers and governments. The Company entered into a residential-apartment bulk-purchase agreement with Hanzhong Municipal Public Security Bureau on May 28, 2011. Pursuant to this Agreement, the purchaser will purchase a total of 224 residential-apartment units in Tower C1 and Tower C3 of the Company’s “Mingzhu Beiyuan” project located in downtown Hanzhong for a total price of RMB 120 million (approximately $19.0 million). The Company also entered into a residential-apartment bulk-purchase agreement with Hanzhong Municipal Bureau of Justice on June 8, 2011. Pursuant to this Agreement, the purchaser will purchase a total of 112 residential-apartment units in Tower B3 of the Company’s “Mingzhu Beiyuan” project located in downtown Hanzhong for a total price of RMB 60 million (approximately $9.5 million). On October 18, 2011, the Company signed another bulk-purchase agreement with the Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center for the Company's "Mingzhu Beiyuan" project. According to the Agreements, the Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center will purchase the residential apartments in the "Mingzhu Beiyuan" project at fixed price of RMB 278 per sq. ft. (approximately $44.0 per sq. ft.) for the first floor of each building. The unit price will increase by RMB 2.30 per sq. ft. (approximately $0.36 per sq. ft.) per floor, starting on the second floor of each building. All of these bulk purchases are expected to be completed in the next 2-3 years. In addition, the Company entered into a preliminary contract with Yang County to develop affordable apartment buildings with total Gross Floor Area (“GFA”) of 40,000 square meters. The construction of these units is expected to be completed by September 30, 2013. In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budget for these two municipal roads is RMB 18,716,489.34 (equivalent to approximately $3.0 million) and was approved by Hanzhong Ministry of Finance. The related construction is expected to be completed by December 31, 2012.

A typical real estate property sales transaction usually consists of three steps. First, the customer pays a deposit to the Company. Within a week, after paying the deposit, the customer will sign a purchase contract with us and make a down payment to us in cash. After making the down payment, the customer arranges for a mortgage loan for the balance of the purchase price. Once the loan is approved, the mortgage loan proceeds are paid to us directly by the bank. Finally, we deliver the property to the customer. Legal title, as evidenced by a property ownership certificate issued by local land and construction bureaus, will be delivered to the customer in 12 months from the property delivery date.

For customers purchasing properties with mortgage financing, under current PRC laws, their minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters (about 970 square feet) or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self-use with total GFA of under 90 square meters. In order to mitigate the default risk, the Company requires from its homebuyer customers deposits ranging from 30%-50% of the purchase price, which is higher than the percentage required by the government for the mortgage down payment.

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

 Our Property Development Operations

We have a systematic and standardized process of project development, which we implement through several well-defined phases. One critically significant portion of our process is the land acquisition process, which is segmented into three stages: (i) opportunity identification, (ii) initial planning and budgeting, and (iii) land use rights acquisition. The following diagram sets forth the key stages of our property development process.

Our Projects

Overview

We develop the following three types of real estate projects, which may be developed in one or more phases:

•	multi-layer apartment buildings, which are typically six stories or less;

•	sub-high-rise apartment buildings, which are typically seven to 11 stories; and

•	high-rise apartment buildings, which are typically 12 to 33 stories.

At any one time, our projects (or phases of our projects) are in one of the following three stages:

•	completed projects, meaning properties for which construction has been completed;

•	properties under construction, meaning properties for which construction permits have been obtained but construction has not been completed; and

•	properties under planning, meaning properties for which we have entered into land grant contracts and are in the process of obtaining the required permits to begin construction.

We have three main projects that we are developing in Hanzhong City and one in Yang County, which is adjacent to Hanzhong City.  Our main projects located in Hanzhong City are: Mingzhu Garden -Mingzhu Nanyuan, Mingzhu Beiyuan, Oriental Pearl Garden and NanDajie (Mingzhu Xinju).  In Yang County, our project is Yangzhou Pearl Garden. Most projects are being developed in multiple phases.

Projects located in Hanzhong City

(1)	Mingzhu Garden -Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which have been completed as of September 30, 2012. The unsold property remained in two sub-high-rise and two high-rise residential buildings with total unsold GFA of 33,389 square meters as of September 30, 2012.

(2)	Mingzhu Garden -Mingzhu Beiyuan

This project is located in the south west part of Hanzhong City. The project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 9,043 square meters as of September 30, 2012. The Mingzhou Beiyuan project under development includes 17 high-rise residential buildings with an estimated GFA of 350,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the construction in 2-3years.

(3)	Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential high-rise buildings, with commercial shops located on the first floors. One building was completed as at September 30, 2010 and the other one completed as at September 30, 2011 with remaining unsold GFA of 9,633 square meters as at September 30, 2012

(4)	Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in 2-3years. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 260,000 square meters.

Projects located in Yang County

Yangzhou Pearl Garden consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors. As of September 30, 2012, the remaining completed portion of Yangzhou Pearl Garden includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings, with a total GFA of 50,445 square meters. Yangzhou Pearl Garden under development consists of multi-layer residential buildings and high-rise residential buildings, with a total GFA of 99,038 square meters as of September 30, 2012.

Completed Projects

The following table sets forth our completed projects in the year ending September 30, 2012:

Project Name	Location	Type of Buildings	Total GFA(1) square meters completed during the year	Total Number of Units completed during the year	Number of units sold during the year	Number of units available for sale
Yangzhou Pearl Garden	Yang County	Multi-layer residential	31,440	219	341	684
		Sub-high-rise residential
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	32,701	316	49	352

Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong City	High-rise residential	-	-	41	113

Central Plaza	Hanzhong City	Commercial units	-	-	1	1

NanDajie (Mingzhu Xinju)	Hanzhong City	High-rise residential	-	-	6	7
Total			64,141	535	438	1,157

(1)     The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections

Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2012:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	Total Number of Units	Number of Pre-sold Units
Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong	High-rise residential	350,000	N/A	518
Oriental Pearl Garden	Hanzhong	High-rise residential	260,000	N/A	N/A
Yangzhou Pearl Garden	Yang County	High-rise residential	99,038	N/A	281
Total			709,038	N/A	799

(1)     The amounts for “total GFA” in this table are the amounts of total saleable GFA and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments;

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

Suppliers

Land Bank

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

(a)	Land - under development

In 2009, the Company successfully acquired additional land use rights covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of its Mingzhu Garden project, which consisted of two large sub projects: Mingzhu Nanyuan and Mingzhu Beiyuan. Both of these sub projects were further developed under multiple phases. As of September 30, 2012, all of Mingzhu Nanyuan has been completed while most of Mingzhu Beiyuan was still under construction.

 In March 2011, the Company entered into a land transfer agreement with Hanzhong Guangxia Real Estate Development Limited (“Hanzhong”), which is a related party controlled by our Chief Executive Officer and major shareholder Mr, Xiaojun Zhu. Pursuant to the agreement, Hanzhong agreed to transfer land use rights covering 66 acres (GFA 44,000 square meters) to the Company at the fair value of RMB80,000,000 (approximately $12,509,380) based on an independent valuation report. The Company paid the purchase price in full and received the land use rights in March, 2011. The Company started construction of Mingzhu Beiyuan on this property during the third quarter of fiscal 2012. The construction of this project is expected to be completed in 2-3 years.

In May 2011, the Company successfully acquired additional land use rights covering GFA 62,700 square meters through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company planned to start the construction of Oriental Pearl Garden project. The Company started construction of Oriental Pearl Garden project on this property during the third quarter of fiscal 2012. The construction of this project is expected to be completed in 2-3 years.

(b)	Land - under planning

In May 2011, the Company entered into a development agreement with the local government of Hanzhong City. Pursuant to the agreement, the Company is required to prepay the development cost of RMB 119,700,000 (equivalent to $18,942,871) and obtain the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2012, a deposit of RMB20, 000,000 (equivalent to $3,165,058) had been paid by the Company with respect to such prepaid development cost. The Company currently expects to make payment of the remaining development cost within the next twelve months based on the government’s current work in process. Since the public bidding has not commenced, the Company has not yet acquired the property.

In August 2011, the Company entered into a land transfer agreement with a non-affiliated party Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for a total price of RMB 45,500,000 (equivalent to $7,114,711). As of September 30, 2012, a deposit of the full contract amount of RMB 45, 500,000 and a commission of RMB 410,000 (equivalent to $7,265,390) was paid by the Company. The Company is in the process of applying for the land use rights certificate.

On November 18, 2011, the Company won two bids for certain land use rights by auction. The first bid is for the land use rights for a parcel of land inYang County for total consideration of approximately RMB 60,824,600 (approximately $9,578,700). The land has a total area of 69,913 square meters. The second bid is for the land use rights for another parcel of land in the same area in Yang County. The total consideration for the second bid is approximately RMB 17,528,000 (equivalent to $2,760,300). The land has a total area of 20,863 square meters. Both of these sets of acquired land use rights will be used for the construction of multi-layer residential buildings. As of September 30, 2012, the Company has paid RMB78, 761,600 (equivalent to $12,464,250). The remaining balance of $133,667 is expected to be paid by March 31, 2013 when the Company receive the land use right certificates

All land transactions are required to be reported to and authorized by local Bureau of Land and Natural Resources. As to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality selected through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Other Suppliers

The Company uses various suppliers in the construction of its projects. One supplier accounted for 29% and 20% of project expenditures for the years ended September 30, 2012 and 2011, respectively.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include three regional real estate developers:Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd.,(“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd.,(“Fenghui”) as well other national real estate developers including Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

Nationally, there are numerous companies that have real estate projects across China. There are over 55 housing and land development companies listed on the Shanghai and Shenzhen Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with the Company for business as the Company targets small to medium sized projects in Tier 3 and Tier 4 cities and counties.

In the regional market, the Company’s only direct competitor with meaningful market share in the market is Wanbang. This company generally undertakes medium and small scale projects and focuses on development of commercial real estate properties, such as hotels and shopping centers. During the past two years, Wanbang has developed about 300,000 square meters residential property in the North West of Hanzhong city.

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 17 years’ experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

Guangsha is also an “AAA Enterprise in Shaanxi Construction Industry” as recognized by the Credit Association of Agricultural Bank of China, Shaanxi Branch.

Strategies

Our goal is to become the leading residential property developer focused on China’s Tier 3 and Tier 4 cities and counties by implementing the following strategies:

Continue Expanding in Selected Tier 3 and Tier 4 Cities. We believe that Tier 3 and Tier 4 cities and counties present development opportunities that are well suited for our scalable business model of rapid asset turnover. Furthermore, Tier 3 and Tier 4 cities and counties currently tend to be in an early stage of market maturity and have fewer large national developers. We believe that the fragmented market and relative abundance of land supply in Tier 3 and Tier 4 cities, as compared to Tier 1 and Tier 2 cities, offer more opportunities for us to generate attractive margins. And we also believe that our experience affords us the opportunity to emerge as a leading developer in these markets. In the near future, we plan to enter into other Tier 3 and Tier 4 cities that have:

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

Quality Control

We emphasize quality control to ensure that our buildings and residential units meet our standards and provide high quality service. We select only experienced design and construction companies. We, through our contracts with construction contractors, provide customers with warranties covering the building structure and certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. In the event of delay or poor work quality, the contractor may be required to pay pre-agreed damages under our construction contracts. Our construction contracts do not allow our contractors to subcontract or transfer their contractual arrangements with us to third parties. We typically withhold 2% of the agreed construction fees for two to five years after completion of the construction as security to guarantee quality, which provides us with assurance for our contractors’ work quality.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2012, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2012, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 116 full-time staff and employees.

Department
Management	15
Accounting staff	6
Sales and marketing staff	79
Administrative	16
Total	116

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.6% year on year in the second quarter ended June 30, 2012 from 8.1% in the first quarter of 2012, and GDP growth further dropped to 7.4% year on year in the third quarter ended September 30, 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports and to ensure the full-year official target of 7.5% GDP growth is met. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in the first nine months of 2012. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to further cut the RMB reserve requirement ratio by 0.5% twice. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

We may be unable to acquire desired development sites at commercially reasonable costs.

Our revenue depends on the completion and sale of our projects, which in turn depends on our ability to acquire development sites. Our land use rights costs are a major component of our cost of real estate sales and increases in such costs could diminish our gross margin. In China, the PRC government controls the supply of land and regulates land sales and transfers in the secondary market. As a result, the policies of the PRC government, including those related to land supply and urban planning, affect our ability to acquire, and our costs of acquiring, land use rights for our projects. In recent years, the PRC government has introduced various measures attempting to moderate investment in the property market in China.

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

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under U.S. federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the U.S. Public Company Accounting Oversight Board.

We cannot assure you that we will not identify control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

If we do not fully remediate the material weaknesses identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Risk Relating to the Residential Property Industry in China

The PRC government may adopt further restrictive measures to slow the increase in prices of real property and real property development.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to curtail property development. We believe those regulations, among others, significantly affect the property industry in China.

These restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slowdown property development in China and adversely affect our business and prospects.

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

Under the New Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their ‘‘de facto management body’’ within the PRC. Under the Implementation Rules, ‘‘de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a ‘‘de facto management body’’ in China. All of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the limited history of the New Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

In addition, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2012 and 2011, the Hanzhong City taxing authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2012 were significantly lower than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $1.00 per share. Penny stocks generally are equity securities with a price of less than $1.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s principal administrative, sales, and marketing facilities are located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province. The Company built the office building in which its headquarters are located and owns the floor that houses its headquarters. In addition, the Company also owns a sales office in Yang County.  See Item 1.  Business — Our Projects for a description of the location and general character of the Company's real estate projects.

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

ITEM 4.  Mine and Safety Disclosure

Note applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

China HGS’s common stock is currently quoted on the NASDAQ Capital Market under the symbol “HGSH”. Between September 13, 2010 and July 19, 2012, China HGS’s common stock was quoted on the NASDAQ Global Market under the same symbol. Prior to China HGS’s listing on NASDAQ Global Market, its common stock was quoted on the OTC Bulletin Board under the symbol “CAHS.”The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated.

YEAR 2012	High Bid	Low Bid
1st Quarter Ended December 31, 2011	$1.66	$0.50
2nd Quarter Ended March 31,2012	$1.14	$0.53
3rd Quarter Ended June 30, 2012	$1.18	$0.48
4th Quarter Ended September 30, 2012	$0.55	$0.24

YEAR 2011	High Bid	Low Bid
1st Quarter Ended December 31, 2010	$4.18	$2.65
2nd Quarter Ended March 31, 2011	$3.50	$2.12
3rd Quarter Ended June 30, 2011	$3.10	$2.17
4th Quarter Ended September 30, 2011	$2.55	$1.21

Holders

According to the records of our transfer agent, China HGS had 298 stockholders of record as of December 21, 2012.

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

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plan.

Purchase of Equity Securities by Our Company and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report.

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

The real estate market in China plodded forward amid increasingly restrictive policies starting in 2011. In January 2011, Shanghai and Chongqing officially started to levy property taxes. In February 2011, Beijing issued a purchase restriction order on the number of homes a person is allowed to purchase to curb speculation and control rising real estate price, and more than 40 cities nationwide soon followed suit. In March 2011, the National Development and Reform Commission announced that from May 2011, each residential house must be marked clearly with a specific price as the ceiling price. Apart from administrative measures, to further tighten liquidity, the People’s Bank of China increased banks’ required reserve ratios six consecutive times and raised the benchmark interest rate three times since the beginning of the year, leaving a profound negative impact on the residential housing transaction volume. In 2011 and the first nine months of 2012, residential housing transaction volume in major cities nationwide recorded a decrease compared with that of the comparable prior periods. The first-tier cities with stricter policies witnessed a more extensive decrease in transaction volume. The restrictive policies started to have significant impact on the real estate market in Tier 3 and Tier 4 cities in late 2011. These policies also negatively affected buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision.

 With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in 2012 was extremely challenging. Our sales volume dropped significantly in fiscal 2012. Our sales, gross profit and net income for fiscal 2012 were $ 18,856,978, $8,086,532 and $5,176,093, respectively, representing a 66.8%, 63.0% and 72.3% decrease from fiscal 2011, respectively.

In addition, we are using full accrual method to recognize revenue and only recognize sales revenue upon delivery of sold properties to buyers instead of upon pre-sale of the properties. This accounting method adds uncertainties in our future sales trend and causes uneven sales revenue from period to period as our sales revenue is depend upon the number of units delivered during the year. For the year ended September 30, 2012, we completed and started delivery of 4 new residential buildings with total GFA of 64,141 square meters, compared to 17 new residential buildings with GFA of 160,320 square meters completed in fiscal 2011. Currently, most of our real estate projects under construction are high-rise buildings with planned GFA over 709,038 square meters, which generally take about 2- 3 years for the construction, while our completed projects in the past were mostly multi-layer or sub-high-rise buildings and took 1-1.5 years for construction. It indicates that in certain future reporting periods, even if we have pre-sale contracts, we may not have any new construction work completed and delivered to buyers. This is a typical characteristic of our business and the uneven sales revenues from period to period are due in part to the rate at which units are completed and delivered to buyers under the current full accrual method of revenue recognition policy.

Despite the declining transaction volume and cooling real estate market, housing prices in Tier 3 and Tier 4 cities and counties have not shown a substantial correction. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. For the year ended September 30, 2012, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $417 per square meter, a slight increase of 3% from the ASP of $401 per square meter in fiscal 2011. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $754 per square meter, an increase of 30.7% from the ASP of $577 per square meter in fiscal 2011. This was mainly due to the fact that we sold more commercial properties in Hanzhong during the first quarter of fiscal 2012. Generally, the ASP of commercial units is more than doubled from the ASP of residential units. For the year ended September 30, 2012, the ASP for commercial units located in Hanzhong was $1,586, comparing to the ASP of $543 per square meter for residential units in Hanzhong. The ASP for our commercial units located in Yong County was $865 per square meter, comparing to the ASP of $369 per square meter for residential units in Young County.

With respect to capital funding requirements, while many property developers must now worry about their debt leverage and working capital needs for debt repayment, in contrast, the Company does not have any external debt obligations outstanding at September 30, 2012 and 2011. The Company’s cash flows from pre-sales and sales and, if necessary, shareholder loans should provide financial support for the current development and operations. In order to fully implement our business plan, however, we may need to raise capital in future to sustain our expansion. Therefore, we might seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Market Outlook

The Government’s tightening policies should continue in the first half of 2013, which may make real estate developers face more difficulties in obtaining land use rights and bank loans. These governmental policies will also negatively affect buyers’ confidence and consumption psychology. Meanwhile, with affordable housing construction still underway, it takes time for abundant affordable housing to appear in the market. The Company therefore expects the purchase restrictions and price ceiling policies to continue, which however, should have less impact on the Company’s products comparing to the real estate market in Tier 1 and Tier 2 cities. Per a China 35 cities housing price report published by E-house China R&D institute (NYSE: EJ) for 2011, the average housing price to residence income ratio for Tier 1 and Tier 2 cities are in the range from 10.4 to 15.6, while the ratio for Tier 3 and Tier 4 cities generally ranges from 4.2 to 8.0. Our customers in Tier 3 and Tier 4 cities and counties have a constant growth in their disposable income. With lower housing price to family disposable income ratio and increasing urbanization level, there is a growing demand for high quality residential housing. The Company expects to continuously focus on developing real estate properties in prime locations of Tier 3 and Tier 4 cities and counties.

We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late of fiscal 2012, we began the construction of two large residential projects in Hanzhong city and addition high-rise residential buildings in Yang County:

•	Oriental Pearl Garden

The project is located in the downtown of Hanzhong City. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 260,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 2-3years. The pre-sale license is expected to be obtained by the third or fourth quarter of fiscal 2013. As of September 30, 2012, there are no customer deposit balances for the project.

•	Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 350,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the whole construction in 2-3years. The pre-sale license is expected to be obtained by the second or third quarter of fiscal 2013. During fiscal 2011, we signed series of residential-apartment bulk-purchase agreements with Hanzhong Municipal Public Security Bureau, Hanzhong Municipal Bureau of Justice, Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center. The total residential units to be delivered in Mingzhu Beiyuan under these residential-apartment bulk-purchase agreements are 518 units with a total GFA of 68,752 square meters. As of September 30, 2012, the contracted sales under all residential-apartment bulk-purchase agreements and other individuals was approximately $33.5 million (RMB 211.6 million). As of September 30, 2012, the customer deposit balance related to these bulk-purchase agreements amounted to $ 14,703, 528 (RMB 92,911,594).

•	Yangzhou Pearl Garden

During fiscal 2012, the Company also started the construction of 8 high-rise residential buildings and 1 sub-high-rise residential building with total GFA of 99,038 square meters in Yangzhou Pearl Garden located in Yang County. We have obtained a pre-sale license for 3 residential buildings. The rest of pre-sale licenses are expected to be obtained by September 30, 2013. During fiscal 2011, the Company entered into a preliminary contract with Yang County to develop affordable apartment buildings with a total GFA of 40,000 square meters. These units are mainly located in 4 of 8 high-rise residential buildings. We expect the construction of 1 high-rise residential building to be completed in the first quarter of fiscal 2013 and 2 additional high-rise residential buildings to be completed in the second quarter of fiscal 2013. The construction for the rest of buildings is expected to be completed in 2 years. As of September 30, 2012, the total contracted sales for these residential buildings were approximately $10.6 million (RMB 67 million). As of September 30, 2012, the customer deposit balance amounted to $ 7,958,739 (RMB 50,291,273).

In addition to the above residential projects, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted for these two municipal roads is RMB 18,716,489.34 (equivalent to $3.0 million) approved by Hanzhong Ministry of Finance. The related construction is expected to be completed by December 31, 2012. For these construction projects, the Company recognizes the fee as other revenue using full accrual method when the project is completed. We expect these initiatives will help us cope with this difficult period and better position us to capitalize on opportunities from a future market upturn.

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

To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not been caused to refund any loan proceeds pursuant to its mortgage loan guarantees. As a result, based on the Company’s historical experience, the Company believes that its revenue recognition policy is appropriate.

The following table summarizes revenue generated by project for the years ended September 30, 2012 and 2011, respectively:

	For the Years Ended September 30,
	2012		2011			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden	$15,067,820	79.91%	$28,612,053	50.31%	$(13,544,233)	(47.34)%
Mingzhu Xinju	704,150	3.73%	10,087,619	17.74%	(9,383,469)	(93.02)%

Mingzhu Garden (Nanyuan and Beiyuan)	3,063,875	16.25%	15,630,686	27.48%	(12,566,811)	(80.40)%

Central Plaza	21,133	0.11%	2,541,051	4.47%	(2,519,918)	(99.17)%
Total Revenue	$18,856,978	$100%	56,871,409	100%	$(38,014,431)	(66.84)%
Sales Tax	(1,180,437)		(3,544,584)		(2,364,147)	(66.70)%
Revenue net of sales tax	$17,676,541		$53,326,825		(35,650,284)	(66.85)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues decreased by 66.8% to approximately $18.9 million for the year ended September 30, 2012 from approximately $56.9 million for the year ended September 30, 2011. The total GFA sold during fiscal 2012 was 40,397 square meters, representing a significant decrease from 130,556.81 square meters completed and sold in fiscal 2011. As compared to the last year, we are constructing more high-rise buildings, which need longer construction periods. We completed and started delivery of four new residence buildings in fiscal 2012. The ASP for fiscal 2012 approximately amounted to $467 per square meter, increasing by 7.1% from the ASP of $436 per square meter in fiscal 2011.

Sales taxes for the years ended September 30, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the years ended September 30, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for fiscal 2012 decreased by 66.7% from last year, primarily as a result of the decrease in our revenue.

We are developing more high-rise residential buildings, which requires longer construction periods. This indicates that in certain future reporting periods, we might not have any new construction work, completed and delivered to buyers, and the only available-for-sale properties would be from our inventories which are previously completed and unsold properties. Since we recognize revenue in accordance with the full accrual method at the time of the closing of an individual unit sale, the longer construction periods for high-rise residential building would have negative impact on our revenue recognition.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the periods indicated.

	For the Years Ended September 30,
	2012		2011			Variance
	USD	Percentage	USD	Percentage	Variance	%
Land use rights	$896,532	9.35%	$4,012,695	12.75%	$(3,116,163)	(77.66)%
Construction costs	$8,693,477	90.65%	$27,464,754	87.25%	$(18,771,277)	(68.35)%
Total	$9,590,009	100%	$31,477,449	100%	$(21,887,440)	(69.53)%

Our cost of sales consists primarily of costs associated with land use rights and construction costs. Cost of sales are capitalized and allocated to development projects using a specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project or phase of the project times the total cost of the project or phase of the project.

Cost of sales was approximately $9.6 million for the year ended September 30, 2012 compared to $31.5 million for the year ended September 30, 2011. The $21.9 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during fiscal 2012.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2012 were $896,532, as compared to $4,012,695 for the year ended September 30, 2011, representing a decrease of $3,116,163 from last year. The decrease in costs of land use rights was consistent with the fact that the total GFA sold during for the year ended September 30, 2012 was significantly lower than fiscal 2011.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2012 were approximately $8.7 million as compared to approximately $27.5 million for the year ended September 30, 2011, representing a decrease of $18.8 million. The decrease in construction cost was due to the decrease in units sold reflected in the decreased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2012 decreased to 50.9% from 55.4% for the year ended September 30, 2011, which was mainly attributable to more commercial property and parking spaces with higher selling price sold during the first half of fiscal 2012. Most of properties sold during the year ended September 30, 2011 were residential units with lower selling prices.

Gross profits

Gross profit was approximately $8.1 million for the year ended September 30, 2012 as compared to approximately $21.8 million for the year ended September 30, 2011, representing a decrease of $13.7 million, which was mainly attributable to the decrease in revenue. The overall gross profit as a percentage of real estate sales before sales tax increased to 43% for the year ended September 30, 2012 from 38% for the year ended September 30, 2011, mainly due to more commercial properties and parking space with higher selling prices sold in Mingzhu Garden project during the first half of fiscal 2012. During the year ended September 30, 2012, revenue from sales of commercial property and parking space represents 28.9% of the total revenue. But, for the year ended September 30, 2011, revenue from sales of commercial property and parking space only represents 11% of the total revenue. The gross margin for Yangzhou Pearl Garden project decreased by 3% from 49% in fiscal 2011 to 46% in fiscal 2012, due to less margins in promoting high-rise residential units in fiscal 2012. The ASP for Yangzhou Pearl Garden was $423 per square meters for the year ended September 30, 2012, representing a 10.4% increase from fiscal 2011. But, due to more high-rise buildings completed and sold in fiscal 2012, the unit cost of Yangzhou Pearl Garden increased by 16.8% to $227 per square meters for fiscal 2012, comparing to unit cost of $195 per square meters in fiscal 2011.

	For the Year Ended September 30
	2012		2011
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden	$6,971,605	46%	$14,084,671	49%	$(7,113,066)	(51)%
Mingzhu Xinju	164,714	23%	2,444,508	24%	(2,279,794)	(93)%

Mingzhu Garden ( Mingzhu Nanyuan and Beiyuan)	2,117,018	69%	7,131,850	46%	(5,014,832)	(70)%
Central Plaza	13,632	65%	1,732,931	68%	(1,719,299)	(99)%
Sales Tax	(1,180,437)		(3,544,584)
Total Gross Profit	$8,086,532	43%	$21,849,376	38%
Total Revenue	$18,856,978		$56,871,409

Operating expenses

Total operating expenses increased by 26.5% or $536,979 to $2,566,413 for the year ended September 30, 2012 from $2,029,434 for the year ended September 30, 2011, as a result of an increase in general and administration expenses of $677,043, which was offset by the decrease in selling and distribution expenses of $140,064.

The increase in general and administrative expenses for the year ended September 30, 2012 was primarily attributed to higher legal expenses paid to previous and existing legal firms’ in dealing with listing and compliance matters, higher Director and Officer liability insurance expense, increased compensation due to addition of a new financial officer, and higher professional expenses resulting from the engagement of more consultants to provide advice on our real estate operations. In addition, there was a significant recovery of general administrative expenses for the year ended September 30, 2011 as the Company entered into a settlement agreement in December 2010 with respect to fees owed in connection with its reverse acquisition in 2009, pursuant to which approximately $167,000 of general and administrative expenses were recovered.

Additionally, selling expense decreased by $140,064 to $517,025 for the year ended September 30, 2012 from $657,089 for the year ended September 30, 2011, which was consistent with decreased sales activities.

	As of September 30,
	2012	2011
General and administrative expenses	$2,049,388	$1,372,345
Selling expenses	517,025	657,089
Total Operating expenses	$2,566,413	$2,029,434
Percentage of Revenue	14%	4%

Interest Income (expense)

Net interest expense was $73,608 for the year ended September 30, 2012, compared to net interest income of $2,128 for the year ended September 30, 2011. The interest expense for fiscal 2012 was from the one-year shareholder loan of $1,810,000 we entered on June 28, 2011 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum. On July 19, 2012, the Company entered into an amendment to extend the term for an additional one year until June 28, 2013.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2012 and 2011.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In both fiscal 2012 and 2011, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2012 were $283,077. Income taxes decreased in fiscal 2012 by 74.5% as compared to $1,108,284 for the year ended September 30, 2011 as a result of our lower revenue in fiscal 2012.

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

Net income

We realized $5,176,093 in net income for the year ended September 30, 2012, representing a 72.3% or $13,543,845 decrease as compared to $18,719,938 for the year ended September 30, 2011.

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

Translation adjustments resulting from this process amounted to $862,601 and $2,720,280 as of September 30, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at September 30, 2012 were translated at 6.3190 RMB to 1.00 USD as compared to 6.3952 RMB to 1.00 USD at September 30, 2011. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2012 and 2011 were 6.3198 RMB to 1.00 USD and 6.5377 RMB to 1.00 USD, respectively.

 Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder. Due to the credit tightening policies in China, banks were very slow to approve mortgage lending during the year ended September 30, 2012.

Due to slowdown in sales, our total cash and restricted cash balance decreased to approximately $2.2 million as compared to $9.6 million at Septermber 30, 2011. Such balances have been slowly starting to increase after the first quarter of fiscal 2012 from the low point of $1.3 million at December 31, 2011. The People’s Bank of China (“PBOC”) posted a statement on its website on February 7, 2012, indicating that PBOC would ensure that lending support to affordable housing projects and loan demand from first-home families is met. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue to improve in fiscal 2013.

 As of September 30, 2012, the Company had approximately $7.7 million in working capital, a decrease of $18.6 million as compared to $26.3 million as of September 30, 2011. The decrease in working capital was mainly related to a decrease of the current portion of real estate property under development of $8.1 million, a decrease of advance to venders of $3.4 million, a decrease of loans to outside parties of $2.6 million and an increase of other payable of 0.9 million, offsetting by a decrease in accounts payable of $3.6 million and an increase in current portion of real estate property development completed of $0.6 million. In addition, due to the slowdown in real estate development, the Company classified $22.9 million security deposits for land use rights as long term assets. The comparative number has also been reclassified to conform with this presentation.

Current assets decreased by $20.8 million to approximately $33.1 million as of September 30, 2012 from $53.9 million as of September 30, 2011. The primary changes in our current assets during this period were due to decreases in cash, real estate property under development, advances to venders and loans to outside parties, classification of security deposits for land use rights from current assets to long term assets and offsetting by increases in security deposits for land use right and real estate property development completed.

The decrease in cash to $1,104,686 as of September 30, 2012 from $8,837,795 as of September 30, 2011 was mainly due to the slow sales and the payment of land use right deposits of $16.6 million. The decrease in cash was partially offset by cash generated from operating income and increased customer deposits.

We classify “real estate completed” and “real estate under development” on our balance sheet into current and non-current portions based on the estimated date of completion and sales. Real estate completed and real estate under development that we expect to sell in the short term is classified as current assets. Due to the slow sales in fiscal 2012 and the buyers’ extended waiting period, as of September 30, 2012, the Company classified approximately 6.7 million of real estate property development completed as a long term asset. The increase of real estate completed from $18.9 million as of September 30, 2011 to $19.5 million as of September 30, 2012 was attributed to 4 new residential buildings completed during the year ended September 30, 2012. The balance of the current portion of real estate property under development decreased by $8.1 million to $8.6 million as of September 30 2012 from $16.7 million as of September 30, 2011, due to the completion of 4 new residential buildings in fiscal 2012. In addition, due to the slowdown in real estate development, the Company classified $22.9 million security deposits for land use rights as long term assets. The comparative number has also been reclassified to conform with this presentation. The decrease in advance to venders to $2.6 million as of September 30, 2012 from $5.9 million as of September 30, 2011 was due to our progress on construction and offsetting the construction payable. The decrease in loans to outside parties to $0.02 million as of September 30, 2012 from $2.6 million as of September 30, 2011 was attributed to collection of previous lending to our construction material suppliers.

Total current liabilities as of September 30, 2012 were approximately $25.4 million, representing a 8.1% decrease compared to $27.6 million as of September 30, 2011. The decrease in current liabilities was mainly due to the decrease of accounts payable of $3.6 million because of repayment to our suppliers.

In order to fully implement our business plan, however, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we need. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results for the fiscal year ended September 30, 2012 to the fiscal year ended September 30, 2011, is summarized as follows:

	As of September 30,
	2012	2011	Variance
Net cash used in operating activities	$(7,838,690)	$(5,586,447)	(2,252,243)
Net cash used in investing activities	$-	$(490,755)	490,755
Net cash provided financing activities	$-	$1,810,000	(1,810,000)
Effect of changes of foreign exchange rate on cash	$105,581	$483,152	(377,571)
Net decrease in cash	$(7,733,109)	$(3,784,050)	(3,949,059)
Cash, beginning of year	$8,837,795	$12,621,845	(3,784,050)
Cash, end of year	$1,104,686	$8,837,795	(7,733,109)

Operating activities

Net cash used in operating activities for the year ended September 30, 2012 was $7.8 million, consisting of net income of $5.2 million, noncash adjustments of $0.1 million and net changes in our operating assets and liabilities, including a decrease in advances to venders and loans to outside parties of $6.0 million which were paid to offset these venders’ construction payable and repayment from the outside parties, an increase in real estate property development completed of $7.1 million resulting from our construction progress, an increase in payment of security deposits for land use rights of $16.6 million, an increase in customer deposits of $7.1 million resulted from our pre-sale efforts, a decrease in account payable of $3.7 million as we settled balances with our suppliers and an increase of other payables of $0.9 million. The additional cash used in operating activities is mainly attributable to the decreased revenue in fiscal 2012, the significant payment on security deposits for land use rights and settlements of account payable with our suppliers.

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

Net cash used in operating activities for the year ended September 30, 2012 was $7,838,690 compared with a net cash used in operating activities of $5,586,447 for the year ended September 30, 2011, representing a net increase of $2,252,243 compared to fiscal 2011.

Investing activities

Net cash flows used in investing activities amounted to $0 and $490,755 for the years ended September 30, 2012 and 2011, respectively. The Company purchased a new office floor in fiscal 2011.

 Financing activities

Net cash flows provided by financing activities amounted to $0 for the year ended September 30, 2012, which represents $3,142,332 proceeds of a short-term loan from a controlling shareholder to finance the land use rights purchase and the Company`s full repayment of such loan during the year.

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

The Company's financial instruments include cash and cash equivalents, loans to outside parties, other current assets, accounts payable, accrued expenses, customer deposits, construction deposits and taxes payable. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits received is cash.

Revenue recognition

Real estate sales are recognized in accordance with the ASC 360-20 “Real Estate Sales”.

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2012 and 2011.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2012, and 2011.

As of September 30, 2012, the tax years ended September 30, 2006 through September 30, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2006 through September 30, 2012 remains open for statutory examination by U.S. tax authorities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, LLP

New York, NY

December [__], 2012

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS

Current assets:
Cash	$1,104,686	$8,837,795
Restricted cash	1,080,985	885,678
Advances to vendors	2,566,422	5,931,149
Loans to outside parties, net	20,957	2,571,651
Real estate property development completed	19,534,088	18,886,485
Real estate property under development	8,590,275	16,707,423
Other current assets	171,863	85,423

Total current assets	33,069,276	53,905,604

Property, plant and equipment, net	1,037,080	1,113,032
Real estate property development completed, net of current portion	6,691,813	-
Security deposits for land use right	22,894,698	6,254,691
Real estate property under development, net of current portion	56,021,787	47,010,098

Total Assets	$119,714,654	$108,283,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,828,880	$7,440,593
Other payables	1,213,394	324,298
Construction deposits	301,318	469,084
Customer deposits	11,597,422	11,564,868
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,305,086	2,003,913
Taxes payable	4,336,458	4,023,698

Total current liabilities	25,392,558	27,636,454

Construction deposits, net of current portion	864,259	577,423
Customer deposits, net of current portion	17,743,993	10,420,650

Total liabilities	44,000,810	38,634,527

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of September 30, 2012 and 2011	$45,050	$45,050
Additional paid-in capital	17,750,337	17,724,085
Statutory surplus	6,549,354	5,945,384
Retained earnings	44,894,229	40,322,106
Accumulated other comprehensive income	6,474,874	5,612,273

Total stockholders' equity	75,713,844	69.648,898

Total Liabilities and Stockholders' Equity	$119,714,654	$108,283,425

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011
Real estate sales	$18,856,978	$56,871,409
Less: Sales tax	1,180,437	3,544,584
Cost of real estate sales	9,590,009	31,477,449
Gross profit	8,086,532	21,849,376
Operating expenses
Selling and distribution expenses	517,025	657,089
General and administrative expenses	2,049,388	1,372,345
Total operating expenses	2,566,413	2,029,434
Operating income	5,520,119	19,819,942
Interest income (expense) - net	(73,608)	2,128
Other income - net	12,659	6,152
Income before income taxes	5,459,170	19,828,222
Provision for income taxes	283,077	1,108,284
Net income	5, 176,093	18,719,938
Other comprehensive income
Foreign currency translation adjustment	862,601	2,720,280
Comprehensive income	$6,038,694	$21,440,218
Basic and diluted income per common share
Basic	$0.11	$0.42
Diluted	$0.11	$0.42
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,050,000

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock Shares	Par value $0.001 Amount	Additional Paid-in Capital	Statutory Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at October 1, 2010	45,050,000	$45,050	$17,670,927	$4,065,393	$23,482,159	$2,891,993	$48,155,522

Stock-based Compensation			53,158				53,158
Appropriation of statutory reserve				1,879,991	(1,879,991)		-
Net income for the year					18,719,938		18,719,938
Foreign currency translation adjustments						2,720,280	2,720,280
Balance at September 30, 2011	45,050,000	$45,050	$17,724,085	$5,945,384	$40,322,106	$5,612,273	$69,648,898
Stock-based Compensation			26,252				26,252
Appropriation of statutory reserve				603,970	(603,970)		-
Net income for the year					5,176,093		5,176,093
Foreign currency translation adjustments						862,601	862,601
Balance at September 30, 2012	45,050,000	$45,050	$17,750,337	$6,549,354	$44,894,229	$6,474,874	$75,713,844

The accompany notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2012	2011
Cash flows from operating activities
Net income	$5,176,093	$18,719,938
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	89,363	83,901
Stock based compensation	26,252	53,158
Provision for losses on loans to outside parties	-	7,506

Changes in assets and liabilities:
Restricted cash	(184,604)	79,523
Advances to vendors	3,435,815	(5,801,870)
Loans to outside parties	2,581,379	4,391,308
Security deposits for land use rights	(16,562,486)	(6,118,360)
Real estate property development completed	(7,110, 766)	(7,284,509)
Real estate property under development	(126,162)	(24,128,313)
Other current assets	(85,398)	(70,820)
Accounts payables	(3,700,969)	6,448,357
Other payables	885,072	(770,545)
Customer deposits	7,089,879	7,372,965
Construction deposits	106,436	478,914
Accrued expenses	277,201	1,023,617
Taxes payable	264,205	(71,217)
Net cash used in operating activities	$(7,838,690)	$(5,586,447)

Cash flow from investing activities
Purchase of property and equipment	-	(490,755)
Net cash used in investing activities	$-	$(490,755)

Cash flow from financing activities
Proceeds from shareholder loan	3,142,332	6,704,688
Repayment of shareholder loan	(3,142,332)	(4,894,688)
Net cash provided by financing activities	$-	$1,810,000

Effect of changes of foreign exchange rate on cash	105,581	483,152
Net decrease in cash	(7,733,109)	(3,784,050)
Cash, beginning of year	8,837,795	12,621,845
Cash, end of year	$1,104,686	$8,837,795
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$129,863	$1,133,005

The accompany notes are an integral part of these consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS” or “we”, “our”, “us”), formerly known as China Agro Sciences Corp.,  is a corporation organized under the laws of the State of Florida.

On August 21, 2009, a Share Exchange Agreement (“Share Exchange”) was entered into by and among the Company, Rising Pilot, Inc., a British Virgin Islands company (the “HGS Shareholder”), and China HGS Investment Inc., a Delaware corporation and wholly-owned subsidiary of the HGS Shareholder (“HGS Investment”).

Pursuant to the Share Exchange Agreement, the HGS Shareholder transferred and assigned to the Company all of the issued and outstanding capital stock of HGS Investment in exchange for 14,000,000 shares of the Company’s common stock.  The closing of the Share Exchange transaction occurred on August 31, 2009.  As a result of the Share Exchange, HGS Investment became a wholly-owned subsidiary of the Company. After the consummation of the Share Exchange transaction, the Company changed its name to China HGS Real Estate, Inc.

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheet and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha, because the Company, HGS Investment and Shaanxi HGS are holding companies resulting from the reorganization and do not have active operations since inception. The Company has not provided any financial support to Guangsha for the years ended September 30, 2012 and 2011.

The following assets and liabilities of the consolidated VIE were included in the accompanying consolidated financial statements of the Company as of September 30, 2012 and 2011:

	Balance as of
	September 30, 2012	September 30, 2011
Current assets	$33,048,548	$53,884,449
Non-current assets	86,174,640	53,900,371
Total assets	119,223,188	107,784,820

Current liabilities	24,829,667	27,799,621
Non-current liabilities	18,608,252	10,998,073
Total liabilities	$43,437,919	$38,797,694

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

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

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

	2012	2011
Year end RMB : USD exchange rate	6.3190	6.3952
Annual average RMB : USD exchange rate	6.3198	6.5377

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Cash balances in bank accounts in PRC are not insured by the Federal Deposit Insurance Corporation or other programs.

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of September 30, 2012 and 2011, the balances of restricted cash totaled $1,080,985 and $885,678, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2012 and 2011, the Company had outstanding balance of advance to vendors in the amount of $2,566,422 and $5,931,149, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. These loans bear no interest and they are due on demand. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of September 30, 2012 and 2011, the Company had outstanding balances of loans to outside parties in the amount of $20,957 and $2,571,651, respectively.  All these loans are considered collectible based on the Company’s past experience.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended September 30, 2012 and 2011.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2012 and 2011, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2012 and 2011.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2012, and 2011.

As of September 30, 2012, the tax years ended September 30, 2006 through September 30, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2006 through September 30, 2012 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, NanDajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden is located, requires a tax rate of 0.5%.

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2012 and 2011 were net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All stock options were excluded from the calculation of diluted EPS because they would be anti-dilutive as of September 30, 2012 and 2011.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2012 and 2011, the Company recorded advertising expenses of $99,733 and $25,446, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. One supplier accounted for 29% and 20% of project expenditures for the years ended September 30, 2012 and 2011, respectively.

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,942,871 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2012, a deposit of $3,165,058 (RMB20,000,000) (2011 - $3,127,345 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work in process.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,200,506 (RMB45, 500,000). As of September 30, 2012, a deposit of $7,265,390 (the full contract amount of RMB45, 500,000 including a commission of RMB 410,000) was paid by the Company. The Company is in the process of applying for the land use rights certificate. As of September 30, 2011, the deposit balance was $3,127,346 (RMB20, 000,000).

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang county for total consideration and the bidding commission of $12,597,918 (RMB 79,606,242). As of September 30, 2012, the Company has paid $12,464,250 (RMB78, 761,600). The remaining balance of $133,667 was expected to be paid by March 31, 2013 when the Company receives the land use rights certificate.

The Company reclassified the security deposits for land use rights to long term assets due to a slowdown in the real estate development. The comparative figure has been reclassified to conform this presentation.

NOTE 4.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2012 and 2011:

	Balance as of
	September 30, 2012	September 30, 2011
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$10,957,861	$2,950,520
Hanzhong City Nan Dajie (Mingzhu Xinju)	3,651,828	4,048,911
Yang County Yangzhou Pearl Garden	11,019,854	11,290,390
Hanzhong City Central Plaza	596,358	596,664
Real estate property development completed	$26,225,901	$18,886,485
Less: Real estate property completed –short-term	$19,534,088	$18,886,485
Real estate property completed –long-term	$6,691,813	$-
Under development:
Hanzhong City Oriental Pearl Garden	30,964,847	28,717,247
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	21,102,925	25,403,633
Yang County Yangzhou Pearl Garden	11,620,714	9,596,641
Hanzhong City Mingzhu Road West (a)	732,571	-
Hanzhong City Liuhou Road (a)	191,005	-
Real estate property under development	$64,612,062	$63,717,521

Less: Short-term portion	$8,590,275	$16,707,423
Real estate property under development –long-term	$56,021,787	$47,010,098

(a)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by Hanzhong Ministry of Finance. The related construction is expected to be completed by December 31, 2012. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

As of September 30, 2012 and 2011, land use rights included in real estate property under development totaled $41,902,111 and $46,793,742, respectively.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2012 and 2011, the detail of property and equipment was as follows:

	As of September 30,
	2012	2011
Buildings	$865,175	$854,866
Machinery	29,435	31,821
Office equipment	39,729	41,390
Automobiles	446,716	441,394
Total	1,381,055	1,369,471

Less: accumulated depreciation	343,975	256,439

Property, plant and equipment, net	$1,037,080	$1,113,032

 Depreciation expense for the years ended September 30, 2012 and 2011 was $89,363 and $83,901, respectively.

NOTE 6.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2012	2011
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$16,900,566	$12,860,399
Yangzhou Pearl Garden	12,440,849	9,125,119

Total	$29,341,415	$21,985,518
Including: Customer deposits -short-term	$11,597,422	$11,564,868
Customer deposits - long-term	$17,743,993	$10,420,650

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

NOTE 7. SHAREHOLDER LOAN and RELATED PARTY TRANSACTIONS

(A)

On March 16, 2011, the Company entered into a land transfer agreement with Hanzhong Guangsha Real Estate Development Limited (“Hanzhong”), an entity controlled by Mr. Xiaojun Zhu, for land use rights covering GFA 44,000 square meters. Pursuant to the agreement, Hanzhong agreed to transfer certain land use right for a total price of $12,509,380 (RMB80, 000,000) based on an independent valuation report. The Company paid the purchase price in full.

(B)	On June 16, 2011, Guangsha entered into a one-month RMB loan agreement (“RMB Loan Agreement”) with Mr. Xiaojun Zhu, the majority shareholder and Chairman of the Board of Directors. Pursuant to the RMB Loan Agreement, Guangsha borrowed $4,950,878 (RMB32, 000,000) from Mr. Xiaojun Zhu to partially fund a deposit for a land use rights bid. The loan was interest-free for the first month and had an annual interest rate of 15% thereafter. As the Company did not acquire the land use right, the bid deposit was fully refunded to the Company in July 2011. In July and August , 2011, the Company fully repaid the RMB32,000,000 ($4,950,878) owed to Mr. Xiaojun Zhu under the RMB Loan Agreement with accrued interest expense of $59,641 owed to Mr. Xiaojun Zhu.

(C)	On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $72,400 for the year ended September 30, 2012 (2011 - $18,100). On July 19, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term for an additional one year or until June 28, 2013.

(D)	In connection with the land use rights auctions, the Company borrowed an additional $3,165,058 (RMB 20, 000,000) from Mr. Xiaojun Zhu on November 14, 2011 to fund the deposits for the land use rights bids. The shareholder loan was interest-free for the first month and had an annual interest rate of 15% thereafter. The Company repaid the full amount to Mr. Xiaojun Zhou on December 7, 2011.

NOTE 8. STOCK OPTIONS

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of September 30, 2012 and 2011, 100% and 90% of the option awards have vested, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of September 30, 2012 and 2011, 90% and 50% of the option awards have vested, respectively.

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2012 Stock Options).  The shares underlying the options become vested during the following 12 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of September 30, 2012, 8.3% of the option awards have vested.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Options granted in August 2012	Options granted in March 2011
Risk-free interest rate	0.19%	1.87%
Expected life of the options	1 year	5 years
Expected volatility	148%	65%
Expected dividend yield	0%	0%
Fair value	$8,400	$44,590

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

NOTE 8. STOCK OPTIONS (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2010	34,000	$2.60	5	$77,157
Granted	34,000	2.37	-	44,590
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2011	68,000	$2.49	3.87	$121,747
Granted	120,000	2.37		8,400
Forfeited
Exercised	-	-	-	-
Outstanding, September 30, 2012	188,000	$2.41	1.60	$130,147
Exercisable, September 30, 2012	74,600	$2.47	2.57	$117,989

Total stock-based compensation expense recognized in the period ended September 30, 2012 and 2011, was $26,252 and $53,158, respectively. As of September 30, 2012 and 2011, there was $9,012 and $30,011 of unrecognized compensation cost related to stock option awards that are expected to be recognized, respectively.

NOTE 9. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2012, the Company had business sales tax payable of $3,366,130 (2011- $3,333,941), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2012 and 2011, the Company’s assessed income taxes were $283,077 and $1,108,284, respectively.

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

NOTE 9. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2012 and 2011:

	For the years ended September 30,
	2012	2011
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	(19.8)%	(19.1)%

Effective tax rate	5.2%	5.9%

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $169,980 and $71,328 as of September 30, 2012 and 2011, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2012. The components of deferred taxes as of September 30, 2012 and 2011 consist of the following:

	As of
	September 30, 2012	September 30, 2011
Deferred tax asset from net operating loss carry-forwards for parent company	$57,793	$24,252
Valuation allowance	(57,793)	(24,252)
Net deferred tax asset	$-	$-

The valuation allowance increased $33,541 and $11,135 for the years end September 30, 2012 and 2011, respectively

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

As at September 30, 2012, the outstanding LAT payable balance is $22,650 with respect to properties sold up to September 30, 2012. As at September 30, 2011, the outstanding LAT payable balance is $148,463 with respect to properties sold up to September 30, 2011.

NOTE 12. TAXES - Continued

(D) Taxes payable consisted of the following:

	2012	2011

CIT	$765,206	$604,665
Business tax	3,366,130	3,333,941
Other taxes and fees	205,122	85,092

Total taxes payable	$4,336,458	$4,023,698

 NOTE 10.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding. Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2012 and 2011, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2012 and 2011, the balance of statutory surplus reserve was $6,549,354 and $ 5,945,384, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2012 and 2011.

NOTE 11. CONTINGENCY AND COMMITMENTS

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,942,871 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of September 30, 2012, a deposit of $3,165,058 (RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on the government’s current work in process.

NOTE 11. CONTINGENCY AND COMMITMENTS (continued)

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang county for total consideration and the bidding commission of $12,597,918 (RMB 79,606,242). As of September 30, 2012, the Company has paid $12,464,250 (RMB78, 761,600). The remaining balance of $133,667 is expected to be paid by March 31, 2013 when the Company received the land use rights certificate.

On May 28, 2012, the Company engaged a new Chief Financial Officer (“CFO”). The term of his contract is for one year. The CFO will receive an annual bonus up to RMB180,000 (approximately US$28,000) and is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term. The restricted stock bonus is subject to the board’s approval.

NOTE 12. SUBSEQUENT EVENTS

On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project located in Hanzhong City with a total contract amount of RMB 33,911,426 (equivalent to $5.4 million) with a total GFA of 4,545.88 square meters. The average selling price for these commercial units is RMB 7,459.82 per square meter (equivalent to $1,180 per square meter).

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and others, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, has conducted an self-assessment, including attestationof the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2012. In making its assessment, management adopted the criteria in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and generated the assessment report and working paper under the standardized testing procedures. Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2012 was not effective. The material weakness identified was mainly related to the fact that the Company lacked the internal audit function.

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

Subsequent to the identification of the material weakness in our construction cost allocation in our fiscal 2011 annual report, we instituted a new review procedure in which the general nature construction cost allocation shall be reviewed and approved by the project construction manager and our PRC accounting manager, to remediate the related internal control weakness.

On May 28, 2012, the Company appointed Samuel Shen as a new Chief Financial Officer. Prior to joining the Company, Mr. Shen was a Director at Bluehill Investment Advisory Group, a North America-PRC based consulting firm, where he helped several U.S. and Canadian listed Chinese companies with their financial reporting, internal control implementation, and SOX compliance training. Mr. Shen is experienced with financial reporting under U.S. GAAP and IFRS.

To remediate the weakness in lack of internal audit function, the Company has recently employed an internal auditor to reinforce the function of the internal audit department. Currently, the internal audit department has two staffs. With the assistance of the independent SOX consulting firm the Company has engaged, the internal audit department will perform the management self-assessment of the internal controls over financial reporting in 2013. Moreover, the internal audit function will be conducted by the internal audit department.

The Company continued to engage the existing independent professional consulting firm to assist the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in fiscal 2013.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors is presently composed of five (5) members: Xiaojun Zhu, Shenghui Luo, Christy Young Shue, John Chen, and Yuankai Wen. Mr. Zhu serves as Chairman of the Board of Directors. The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Below you will find a tabular summary of our entire Board, their age as of September 30, 2012, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	46	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	44	Director	2010
Christy Young Shue	49	Director	2012
John Chen	40	Director	2012
Yuankai Wen	66	Director	2010

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

Xiaojun Zhu, the President, Chief Executive Officer, and Chairman of the Board of Directors of China HGS, began his entrepreneurial career in 1995 by creating a privately-run real estate company in Hanzhong, Shaanxi Province. With more than 20 years’ experience, Mr. Zhu is considered to be one of China’s most influential business leaders in the real estate industry. In October 2005, Mr. Zhu received the “Top 100 Management Elites in China’s Building Industry 2005” award by the Chinese Academy of Management Science. Mr. Zhu also received the “Innovative Shaanxi - Person of the Year 2007” award and the “Outstanding Socialism Builder of Shaanxi Province in 2008” award. In August 2009, Mr. Zhu joined China Agro as Chairman and Chief Executive Officer. In 2007, before joining China Agro, Mr. Zhu served as the Chairman and General Manager of Shaanxi Guangsha Investment and Development Group Co., Ltd. From 1995 to 2007, Mr. Zhu was the Chairman and General Manager of Hanzhong Guangsha Real Estate Development Co, Ltd., a real estate development company. From 1992 to 1995, prior to starting his own business, Mr. Zhu served as a Vice General Manager in the real estate-based subsidiary of Hanjiang Building Material Group Corporation. From 1985 to 1988, Mr. Zhu studied at Shaanxi Metallurgy College. As the founder of the Company, Mr. Zhu is acknowledged to be one of China’s leading business executives in the real estate industry and is able to provide the Board with an understanding of the Company’s business as well as provide expert perspective on industry trends and opportunities. Mr. Zhu’s experience with the Company from its founding also offers the Board insight to the evolution of the Company, including from execution, cultural, operational, competitive and industry points of view.

Christy Young Shue has served as a director since August 2012. Ms. Shue served as Executive Vice President, Finance and Investor Relations and Corporate Secretary of Harbin Electric, Inc. (NASDAQ: HRBN) from 2007 through April 2012, when Harbin went private as a result of a management buyout transaction. From 2006 through 2007, Ms. Shue was a Vice President, a Senior Investor Relations Consultant at Christensen, an Investor Relations advisory firm. From 2003 through 2006, Ms. Shue served as Investor Relations Manager at International Paper (NYSE: IP). Ms. Shue received her MBA degree in finance/international business from Stern School of Business, New York University, a Ph.D. in Chemistry from Purdue University, and a Bachelor of Science degree in Chemistry from Sichuan University. Ms. Shue’s previous experience as an officer and Investor Relations manager for public companies has given her insights into various challenges that public companies experience, as well as extensive knowledge and understanding of capital market related issues such as corporate governance and financial reporting.

John Chen has served as a director since August 2012. Mr. Chen is a California Certified Public Accountant. Mr. Chen has been the Chief Financial Officer of General Steel Holdings Inc. (NYSE: GSI) since May 2004. From 1997 to 2003, Mr. Chen was a Senior Accountant at Moore Stephens Frazer and Torbet. Mr. Chen received his Bachelor of Science degree in Business Administration, Accounting from California State Polytechnic University. Mr. Chen’s experience as a California Certified Public Accountant and his experience as a chief financial officer of a public company have provided him with broad experience in finance including accounting and financial reporting. This experience has led our Board of Directors to determine that he is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the 1934 Act.

Yuankai Wen has served as a director since January 2010.  Since 1998, Mr. Wen has served as the Chairman of Beijing Neolinde Management Training Center.  From 1997 to 1998, he was also the Chairman of Beijing Neolinde Management Consulting Co. From 1994 through 1997, Mr. Wen was a Vice President of Roosevelt China Investment Co., an investment firm. Mr. Wen received his Bachelor’s degree in Chemistry from Nanjing University. He was also a visiting scholar of Physical and Chemical Biology Institute, University of Paris in France. Mr. Wen’s experience as Chairman of the Beijing Neolinde Management Graining Center and as Chairman of the Beijing Neolinde Management Consulting Co. has provided him with broad leadership and executive experience. Moreover, his management experience in China provides him with a perspective on Chinese business operations.

Shenghui Luo has served as a director since January 2010.  Ms. Luo joined Shaanxi Guangsha Investment and Development Group Co., Ltd., the Company’s subsidiary, in 1997.  From 2000 through March 2009, Ms. Luo served as Vice Director of the Finance Department of Shaanxi Guangsha Investment and Development Group Co., Ltd.  In March 2009, Ms. Luo was appointed a Manager of the Finance Department of Shaanxi Guangsha Investment and Development Group Co., Ltd. Ms. Luo received her Bachelor’s degree in Accounting from Shaanxi Finance College. As a result of Ms. Luo’s service as a member of the Company’s finance department, she developed an extensive understanding of the Company’s business. In addition, her knowledge and experience in finance and accounting provides her with a broad understanding of the Company’s financial reporting under both PRC and US GAAP.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors.

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

The following chart details the membership of each standing committee as of September 30, 2012 and the number of meetings each committee held in fiscal year 2012.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Gordon H. Silver*	M	M	C
H. David Sherman**	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2012	4	1	1

M = Member

C = Chair

*On August 22, 2012, Mr. Gordon H. Silver resigned from the Board. The Board of Directors appointed Christy Young Shue to each of the Audit, Compensation and Nominating and Corporate Governance Committees.

**On August 22, 2012, Mr. H. David Sherman resigned from the Board. The Board of Directors appointed John Chen to each of the Audit, Compensation and Nominating and Corporate Governance Committees.

Executive Officers

Our executive officer and his age as of September 30, 2012 are as follows:

Name	Ages	Position
Xiaojun Zhu *	45	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	34	Chief Financial Officer

*Mr. Zhu’s background and business experience is described above under “ — Directors”

**Wei (Samuel) Shen has been the Chief Financial Officer of the Company since May 2012. Mr. Shen is a Director at Bluehill Investment Advisory Group, a North America-PRC based consulting firm, where he helped several U.S. and Canadian listed Chinese companies with their financial reporting, internal control implementation, and SOX compliance training. From 2006 to 2011, Mr. Shen served as an Audit Assurance Manager at MSCM LLP, Toronto, where he managed audit engagements for U.S. and Canadian public companies in real estate, health care, manufacturing, and IT industries. Mr. Shen holds both Chartered Accountant and Certified Public Accountant designations and is experienced with financial reporting under US GAAP and IFRS. Mr. Shen holds a Master of Management and Public Accounting from the Rotman School of Management, University of Toronto.

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

The Board of Directors has determined that John Chen is an “audit committee financial expert” as defined by SEC rules, as currently in effect.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2012, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

Compensation of Executive Officers

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2012 and 2011. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)	Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2012	31,647		-		(3)	31,647
Chairman of the Board (1)	2011	16,772		300,000	(2)	(3)	316,772
Wei (Samuel) Shen, Chief Financial Officer	2012	37,976	(4)	-		31,647 (4)	69,623
	2011	-		-		-	-

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2012 (consisting of RMB143,333 paid and RMB56,667 earned) and RMB109,653 for fiscal 2011. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.3198 to the U.S. dollar for fiscal 2012 and RMB6.5377 to the U.S. dollar for fiscal 2011.

(2)	Earned in fiscal 2011, although payment has been deferred and not paid as at September 30, 2012.
(3)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this perquisite is less than $10,000.
(4)	Samuel Shen became Chief Financial Officer of the Company in May 2012. For the year ended September 30, 2012, he received $37,976 for compensation as CFO pursuant to an employment contract (as described below) with the Company. Additional compensation in the amount of $31, 647 was paid to Mr. Shen in connection with his role as a VP Finance of the Company prior to May 2012.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2012 and 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2012 and 2011 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in fiscal 2012 and 2011 under any LTIP.

During each of the last two fiscal years, none of our other executive officer had total compensation greater than $100,000. Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Contracts and Termination of Employment

The following agreement was entered into by China HGS and the following executive officers:

Wei (Samuel) Shen

On May 28, 2012, the Company entered into a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company. The term of the contract is for one year and will expire on May 27, 2013. Upon expiration of the contract, the parties may agree on the renewal and enter into a new contract. Pursuant to the contract, Mr. Shen will receive a monthly salary of RMB60,000 (approximately US$9,500) and an annual discretional bonus up to RMB180,000 (approximately US$28,000). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary to replace its written notice advancement obligation. Mr. Shen may terminate the contract with the Company by giving a ninety-day advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2012 Year End

None.

Compensation of Directors

The following tables provide information about the actual compensation earned by non-employee directors who served during fiscal 2012.

FISCAL 2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon* H. Silver	$18,000	-	$9,018	-	-	-	$27,018

H. David Sherman**	$27,000	-	$9,018	-	-	-	$36,018

Yuankai Wen	$15,296	-	$7,515	-	-	-	$22,811

John Chen**	3,000	-	$350	-	-	-	$3,350

Christy Young Shue*	2,000	-	$350	-	-	-	$2,350

*On August 22, 2012, Gordon H. Silver resigned from the Board. The Board of Directors appointed Christy Young Shue to each of the Audit, Compensation and Nominating and Corporate Governance Committees.

** On August 22, 2012, H. David Sherman resigned from the Board. The Board of Directors appointed John Chen to each of the Audit, Compensation and Nominating and Corporate Governance Committees.

(1)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). This column represents the compensation expense for fiscal year 2012 for stock options. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2012.

(2)	Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB 6.5377 to the U.S. dollar, the average exchange rate during 2012.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Ms. Shue, Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively.  In addition, the Company has agreed to grant each of these directors, annually, nonstatutory stock options to purchase 60,000, 60,000 and 10,000 shares of the Company’s common stock, respectively, which options shall vest in accordance with the schedule determined as of the date of grant.  In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2012 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Gordon H. Silver(5)	22,800	*
H. David Sherman(6)	22,800	*
Yuankai Wen(7)	19,000	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (6 persons)	31,544,600	70.0%

* less than 1%

(1)  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by such person. The number of shares beneficially owned includes Common Stock that such individual has the right to acquire as of September 30, 2012 as including through the exercise of stock options.

(2)  Percentage of beneficial ownership is based upon 45,050,000 shares of Common Stock outstanding as of September 30, 2012. For each named person, this percentage includes Common Stock that the person has the right to acquire as of September 30, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)  Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)  Includes 15,800,000 shares of Common Stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)  Includes stock options to purchase 22,800 shares of Common Stock exercisable as of September 30, 2012.

(6)  Includes stock options to purchase 22,800 shares of Common Stock exercisable as of September 30, 2012.

(7)  Includes stock options to purchase 19,000 shares of Common Stock exercisable as of September 30, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 25, 2012, our shareholders approved the Company’s  2012 Omnibus Securities and Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of awards which are distribution equivalent rights, incentive stock options, non-qualified stock options, performance shares, performance units, restricted shares of common stock, restricted stock units, stock appreciation rights (“SARs”), tandem stock appreciation rights, unrestricted shares of common stock or any combination of the foregoing, to key management employees and nonemployee directors of, and nonemployee consultants of, the Company or any of its subsidiaries (each a “participant”). We have reserved a total of 2,000,000 shares of common stock for issuance as or under awards to be made under the 2012 Plan. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2012 Plan during any calendar year is limited to 1,000,000.

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	120,000	$2.37	1,880,000
Equity compensation plans not approved by security holders	68,000	$2.49	-
Total	188,000	$2.41	1,880,000

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

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

The following related party transactions were incurred in the fiscal year ended September 30, 2012:

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $72,400 for the year ended September 30, 2012 (2011 - $18,100). On July 19, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term for an additional one year or until June 28, 2013.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal year 2012 and 2011. Fees (including reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2012 and 2011 were as follows:

	2012	2011
Audit Fees	$190,000	$190,000
Audit-Related Fees
Tax Fees	-	-
All Other Fees
Total	$190,000	$190,000

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2012.

Part IV

ITEM 15          Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws (1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2*	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3*	Independent Director Agreement between China HGS Real Estate Inc. and H. David Sherman (2)
10.4*	Independent Director Agreement between China HGS Real Estate Inc. and Gordon Silver (2)
10.5*	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen (2)
10.6*	Form of Indemnification Agreement (2)
10.7*	Form of Nonstatutory Stock Option Agreement (5)
10.8	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)
10.9	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)
10.10*	RMB Shareholder Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Mr. Xiaojin Zhu, dated June 16, 2011, as extended on July 16, 2011 (English translation) (8)
10.11*	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.12*	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)
10.13*	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
10.14*	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu dated July 19, 2012 (12)
10.15*	Independent Director Agreement by and between China HGS Real Estate Inc. and John Chen, dated August 22, 2012. (13)
10.16*	Independent Director Agreement by and between China HGS Real Estate Inc. and Christy Young Shue, dated August 22, 2012. (14)
10.17*	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012. (15)
14	Code of Conduct (10)
21	List of subsidiaries of the Registrant (11)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.**	XBRL Instance Document

*	Represents management contract or compensatory plan or arrangement.
**	Filed herewith

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

(12) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 24, 2012.

(13) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 22, 2012.

(14) Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 22, 2012.

(15) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 24, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: December 24, 2012	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

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

Signature	Title	Date

	President, Chief Executive Officer,	December 24, 2012
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	December 24, 2012
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 24, 2012
Shenghui Luo

/s/Christy Young Shue	Director	December 24, 2012
Christy Young Shue

/s/John Chen	Director	December 24, 2012
John Chen

/s/ Yuankai Wen	Director	December 24, 2012
Yuankai Wen

