Form 10-K/A
period 2012-09-30
CHINA HGS REAL ESTATE INC.
filed 2012-12-28
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

China HGS Real Estate, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the year ended September 30, 2012 which was originally filed with the Securities and Exchange Commission on December 26, 2012 (the “Original Filing”), for the sole purpose of including a copy of the corrected audit report by Friedman, LLP, the Company’s independent accounting firm, which report was included under Item 8 of the Original Filing and inadvertently not dated. The Amended Report, Item 8, in its pertinent part, corrects the foregoing typographical error by reflecting the actual audit report date of “December 24, 2012”.

The Amended Report amends and restates the Original Filing in its entirety and, with the exception of the foregoing change, continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained therein to reflect events that occurred following the filing date of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the co nsolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

December 24, 2012

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

Part IV

ITEM 15          Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws (1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2*	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3*	Independent Director Agreement between China HGS Real Estate Inc. and H. David Sherman (2)
10.4*	Independent Director Agreement between China HGS Real Estate Inc. and Gordon Silver (2)
10.5*	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen (2)
10.6*	Form of Indemnification Agreement (2)
10.7*	Form of Nonstatutory Stock Option Agreement (5)
10.8	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)
10.9	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)
10.10*	RMB Shareholder Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Mr. Xiaojin Zhu, dated June 16, 2011, as extended on July 16, 2011 (English translation) (8)
10.11*	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.12*	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)
10.13*	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
10.14*	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu dated July 19, 2012 (12)
10.15*	Independent Director Agreement by and between China HGS Real Estate Inc. and John Chen, dated August 22, 2012. (13)
10.16*	Independent Director Agreement by and between China HGS Real Estate Inc. and Christy Young Shue, dated August 22, 2012. (14)
10.17*	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012. (15)
14	Code of Conduct (10)
21	List of subsidiaries of the Registrant (11)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.***	XBRL Instance Document

*	Represents management contract or compensatory plan or arrangement.
**	Filed herewith
***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 and filed with the SEC on December 26, 2012.

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

China HGS Real Estate Inc.

Date: December 27, 2012	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: December 27, 2012	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer,	December 27, 2012
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	December 27, 2012
Samuel Shen	(Principal Financial and Accounting Officer)

*	Director	December 27, 2012
Shenghui Luo

*	Director	December 27, 2012
Christy Young Shue

*	Director	December 27, 2012
John Chen

*	Director	December 27, 2012
Yuankai Wen

*/s/ Xiaojun Zhu		December 27, 2012
Attorney-in-fact

