Form 10-Q
period 2012-12-31
CHINA HGS REAL ESTATE INC.
filed 2013-02-06
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 6, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

 TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2012	1
	Condensed Consolidated Statements of Income and Comprehensive Income for The Three Months Ended December 31, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows for The Three Months Ended December 31, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements	4-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6	Exhibits	32
	Signatures	33

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2012	2012
ASSETS
Current assets:
Cash	$523,868	$1,104,686
Restricted cash	1,161,158	1,080,985
Accounts receivable	4,654,636	-
Advances to vendors	4,376,112	2,566,422
Loans to outside parties, net	5,146	20,957
Real estate property development completed	15,912,612	19,534,088
Real estate property under development	9,582,760	8,590,275
Other current assets	181,873	171,863

Total current assets	36,398,165	33,069,276

Property, plant and equipment, net	1,017,668	1,037,080
Real estate property development completed, net of current portion	6,565,509	6,691,813
Security deposits for land use right	22,959,737	22,894,698
Real estate property under development, net of current portion	61,575,793	56,021,787

Total Assets	$128,516,872	$119,714,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,145,774	$3,828,880
Other payables	1,395,244	1,213,394
Construction deposits	301,773	301,318
Customer deposits	13,875,722	11,597,422
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,402,089	2,305,086
Taxes payable	3,722,182	4,336,458

Total current liabilities	27,652,784	25,392,558
Construction deposits, net of current portion	866,385	864,259
Customer deposits, net of current portion	18,562,385	17,743,993

Total liabilities	47,081,554	44,000,810
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding
December 31, 2012 and September 30, 2012	$45,050	$45,050
Additional paid-in capital	17,753,749	17,750,337
Statutory surplus	6,549,354	6,549,354
Retained earnings	50,403,306	44,894,229
Accumulated other comprehensive income	6,683,859	6,474,874
Total stockholders' equity	81,435,318	75,713,844

Total Liabilities and Stockholders' Equity	$128,516,872	$119,714,654

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2012	2011
Real estate sales	$11,003,415	$2,501,981
Less: Sales tax	(710,717)	(175,905)
Cost of real estate sales	(3,830,244)	(881,900)
Gross profit	6,462,454	1,444,176
Operating expenses
Selling and distribution expenses	161,094	42,441
General and administrative expenses	560,971	318,772
Total operating expenses	722,065	361,213
Operating income	5,740,389	1,082,963
Interest expense	(18,100)	(4,163)
Other income	7,952	-
Income before income taxes	5,730,241	1,078,800
Provision for income taxes	221,164	48,338
Net income	5,509,077	1,030,462
Other comprehensive income
Foreign currency translation adjustment	208,985	$344,589
Comprehensive income	$5,718,062	$1,375,051
Basic and diluted income per common share
Basic	$0.12	$0.02
Diluted	$0.12	$0.02
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$5,509,077	$1,030,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22,404	22,081
Stock based compensation	3,412	12,175
Changes in assets and liabilities:
Restricted cash	(77,263)	(5,750)
Accounts receivable	(4,664,334)	-
Advances to vendors	(1,806,155)	51,748
Loans to outside parties	15,903	579,495
Security deposits for land use rights	-	(9,136,065)
Real estate property development completed	3,830,244	881,900
Real estate property under development	(6,376,199)	(1,898,986)
Other current assets	(9,542)	(15,367)
Accounts payables	306,655	(3,203,189)
Other payables	178,775	310,247
Customer deposits	3,019,617	3,021,626
Construction deposits	(731)	6,272
Accrued expenses	90,860	(122,461)
Taxes payable	(627,900)	(32,172)
Net cash used in operating activities	$(585,177)	$(8,497,984)

Cash flow from financing activities
Proceeds from shareholder loan	-	3,142,332
Repayment of shareholder loan	-	(3,142,332)
Net cash provided by financing activities	$-	$-

Effect of changes of foreign exchange rate on cash	4,359	25,795
Net decrease in cash	(580,818)	(8,472,189)
Cash, beginning of period	1,104,686	8,837,795
Cash, end of period	$523,868	$365,606
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$404,003	$18,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate, Inc. (“China HGS” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking space and commercial properties in Tier 3 and Tier 4 cities and counties in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company, its subsidiaries and VIE have been eliminated upon consolidation.

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

Fair value of financial instruments (continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions or what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, restricted cash, advance to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, customer deposits, other payables, accrued expenses, and taxes payable, approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer and construction deposits approximate their carrying amounts because the deposits are received in cash.

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

For municipal road construction projects, fees are generally recognized by the full accrual method at the time the projects are completed.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038 (RMB 33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The Certificate of Ownership of the related property was issued to the purchaser on November 22, 2012. The Company expects to collect the balance of the receivable by July 31, 2013. As of December 31, 2012, accounts receivable balance of $4,654,636 was due from the purchaser.

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

	For three months ended December 31,		September 30,
	2012	2011	2012
Period end RMB : USD exchange rate	6.3011	6.3647	6.3190
Three months average RMB : USD exchange rate	6.2880	6.3771

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Cash balances in bank accounts in the PRC are not insured.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the Certificates of Ownership of the properties as collateral. In order to provide the banks with the Certificates of Ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining Certificates of Ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the Certificates of Ownership. As of December 31, 2012 and September 30, 2012, the balances of restricted cash totaled $1,161,158 and $1,080,985, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of December 31, 2012 and September 30, 2012, the Company had advances to vendors in the amounts of $4,376,112 and $2,566,422, respectively.

Loans to outside parties, net

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. These loans bear no interest and they are due on demand. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. Substantially all these loans are considered collectible within the next twelve months based on the Company’s past experience.

Security deposits for land use rights

Security deposits for land use rights consist of the deposit held by the PRC government for the purchase of these rights in Hanzhong City and the deposit held by an unrelated party to transfer its land use rights in Hanzhong City to the Company. The deposits will be reclassified to real estate property under development upon the transfers of legal title.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2012 and 2011, respectively.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the period ended December 31, 2012 and September 30, 2012, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2012 and September 30, 2012.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2012, and 2011, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

As of December 31, 2012, the tax years ended September 30, 2006 through December 31, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2009 through December 31, 2012 remains open for statutory examination by U.S. tax authorities.

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

 Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended December 31, 2012 and 2011 were net income and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,942,871 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of December 31, 2012, a deposit of $3,174,049 (RMB20,000,000) (September 30, 2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,200,506 (RMB45, 500,000). As of December 31, 2012, a deposit of $7,286,029 (consisting of the full contract amount of RMB45, 500,000 and a commission of RMB410,000) was paid by the Company. The Company is in the process of applying for the land use rights certificate. As of December 31, 2012, the deposit balance was $7,286,029 (RMB45, 910,000).

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,597,918 (RMB79,606,242). As of December 31, 2012, the Company has paid $12,499,659 (RMB78,761,600). The remaining balance of $134,047 is expected to be paid by March 31, 2013 when the Company receives the land use rights certificate. As of December 31, 2012, the deposit balance was $12,499,659 (RMB78, 761,600).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$10,492,097	$10,957,861
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,883,125	3,651,828
Yang County Yangzhou Pearl Garden	9,504,846	11,019,854
Hanzhong City Central Plaza	598,053	596,358
Real estate property development completed	$22,478,121	$26,225,901
Less: Real estate property completed –short-term	$15,912,612	$19,534,088
Real estate property completed –long-term	$6,565,509	$6,691,813
Under development:
Hanzhong City Oriental Pearl Garden	33,053,789	30,964,847
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	22,476,180	21,102,925
Yang County Yangzhou Pearl Garden	14,281,538	11,620,714
Hanzhong City Mingzhu Road West (a)	1,126,845	732,571
Hanzhong City Liuhou Road (a)	220,201	191,005
Real estate property under development	$71,158,553	$64,612,062

Less: Short-term portion	$9,582,760	$8,590,275
Real estate property under development –long-term	$61,575,793	$56,021,787

(a)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB18,716,489) which was approved by Hanzhong Ministry of Finance. The related construction has been substantially completed as of December 31, 2012 and is expected to be delivered to the local government in the next few months. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

As of December 31, 2012 and September 30, 2012, land use rights included in real estate property under development totaled $42,021,146 and $41,902,111, respectively.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2012	September 30, 2012

Customer deposits by real estate projects

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$19,419,644	$16,900,566
Hanzhong City Oriental Pearl Garden	1,280,887	-
Yangzhou Pearl Garden	11,737,576	12,440,849
Total	$32,438,107	$29,341,415

Including: Customer deposits -short-term	$13,875,722	$11,597,422
Customer deposits - long-term	$18,562,385	$17,743,993

Customers are required to make initial customer deposits. The initial customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

NOTE 6. SHAREHOLDER LOAN

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $18,100 for the three months ended December 31, 2012 and 2011, respectively. On July 19, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term until June 28, 2013.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of December 31, 2012 and September 30, 2012, 100% of the option awards have vested, respectively. During the three months ended December 31, 2012, 24,000 2010 Stock Options were forfeited.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of December 31, 2012 and September 30, 2012, 100% and 90% of the option awards have vested, respectively. During the three months ended December 31, 2012, 24,000 2011 Stock Options were forfeited.

On August 22, 2012, the Company’s Board of Directors granted stock options to two newly appointed independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2012 Stock Options).  The shares underlying the options become vested during the following 12 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of December 31, 2012 and September 30, 2012, 33.3% and 8.3% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2012	188,000	$2.41	1.60	$130,147
Granted
Forfeited	48,000	2.49	2.61	85,940
Exercised
Outstanding, December 31, 2012	140,000	$2.39	0.92	$44,207
Exercisable, December 31, 2012	60,000	$2.41	1.30	$38,608

Total stock-based compensation expense recognized in the three months ended December 31, 2012 and 2011, was $3,412 and $12,175, respectively. As of December 31, 2012 and September 30, 2012, there was $5,600 and $9,012, respectively, of unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2012, the Company had business sales tax payable of $2,905,462 (September 30, 2012- $3,366,130), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended December 31, 2012 and 2011, the Company’s assessed income taxes were $221,164 and $48,338, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2012 and 2011:

	For the three months ended December 31,
	2012	2011
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	(21.1)%	(19.5)%

Effective tax rate	3.9%	4.5%

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $191,492 and $169,980 as of December 31, 2012 and September 30, 2012, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2012 and September 30, 2012. The components of deferred taxes as of December 31, 2012 and September 30, 2012 consist of the following:

	As of
	December 31, 2012	September 30, 2012
Net operating loss carry-forwards for parent company	$65,107	$57,793
Valuation allowance	(65,107)	(57,793)
Net deferred tax asset	$-	$-

The valuation allowance increased $7,314 and $10,294 for the three months end December 31, 2012 and 2011, respectively.

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.8% or 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.  As at December 31, 2012, the prepaid LAT balance is $221,461 with respect to properties sold up to December 31, 2012. As at September 30, 2012, the outstanding LAT payable balance is $22,650 with respect to properties sold up to September 30, 2012.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

(D) Taxes payable consisted of the following:

	December 31, 2012	September 30, 2012

CIT	$582,933	$765,206
Business tax	2,905,462	3,366,130
Other tax and fees	233,787	205,122
Total taxes payable	$3,722,182	$4,336,458

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,942,871 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of December 31, 2012, a deposit of $3,174,049 (RMB20,000,000) (September 30, 2012 -$3,165,058 (RMB20,000,000)) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on the government’s current work in process.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,597,918 (RMB 79,606,242). As of December 31, 2012, the Company has paid $12,499,659 (RMB78, 761,600) (September 30, 2012 - $12,464,250 (RMB78, 761,600)). The remaining balance of $134,047 is expected to be paid by March 31, 2013 when the Company receives the land use rights certificate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

Preliminary Note Regarding Forward-Looking Statements.

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

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

The increasingly restrictive real estate policy and tightening liquidity policy left a profound negative impact on the residential housing transaction volume in 2011 and 2012. These policies also negatively affected buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision.

The first three months of fiscal 2013 have been relatively quiet on the regulatory front, and no new real estate austerity control policy has been introduced. While the government’s broad policy direction is likely to remain unchanged, expectations are that as the property market moves in the desired direction, it is likely to be relaxed to a certain extent. Although the restrictive real estate policies have created a ‘wait-and-see’ mentality among real estate buyers, the cumulative downward price adjustment has triggered the partial release of demand, creating a rise in transaction volumes in late 2012. Developers generally have been reducing inventory by adopting more aggressive sales tactics.

For the three months ended December 31, 2012, our sales volume significantly increased compared to the same period last year. Our sales, gross profit and net income for the three months ended December 31, 2012 were $11,003,415, $6,462,454 and $5,509,077, respectively, representing an approximately 339.8%, 347.5% and 434.6% increase from three months ended December 31, 2011, respectively.

We are using the full accrual method to recognize revenue and only recognize sales revenue upon delivery of sold properties to buyers instead of upon pre-sale of the properties. This accounting method adds uncertainties in our future sales trend and causes uneven sales revenue from period to period as our sales revenue depends upon the number of units delivered during the year. Currently, most of our real estate projects under construction are high-rise buildings with planned GFA over 709,038 square meters, which generally take about 2- 3 years for the construction, while our completed projects in the past were mostly multi-layer or sub-high-rise buildings and took 1-1.5 years for construction. None of our current construction projects were completed and delivered during the three months ended December 31, 2012 and 2011 and the revenue reported for these periods was resulted from sales of the remaining units of completed real estate projects. It might indicate that in certain future reporting periods, even if we have pre-sale contracts, we may not record any revenue because we have no new construction work completed and delivered to buyers in those periods. This is a typical characteristic of our business and the uneven sales revenues from period to period are due in part to the rate at which units are completed and delivered to buyers under the current full accrual method of revenue recognition policy.

The housing prices in Tier 3 and Tier 4 cities and counties are stable from last year. While short-term market correction is a process that the property sector is bound to undergo, we expect that the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. For the three months ended December 31, 2012, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $615.2 per square meter, an increase of 38.6% from the ASP of $444 per square meter for the three months ended December 31, 2011. Due to our continuous promotion effects, we sold more commercial units in Yang County, which resulted in a higher ASP in Yang County comparing to the same period last year. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $1,008.3 per square meter, consistent with the ASP of $1,034.9 per square meter for the three months ended December 31, 2011. For the first quarter of fiscal 2013 and 2012, revenue from commercial units’ sales represented about 69.0% and 38.7% of total revenue, respectively. The ASP for residential units in Hanzhong was $532.6 and $573.4 for the three months ended December 31, 2012 and 2011, respectively. Generally, the ASP of commercial units is more than doubled from the ASP of residential units.

With respect to capital funding requirements, while many property developers must now worry about their debt leverage and working capital needs for debt repayment, in contrast, the Company does not have any external bank loan outstanding at December 31, 2012. The Company’s cash flows from pre-sales and sales and, if necessary, shareholder loans should provide financial support for the current development and operations. In order to fully implement our business plan, however, we may need to raise capital in the future to sustain our expansion. Therefore, we may seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Market Outlook

We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late 2012, we began the construction of two large residential projects in Hanzhong City and additional high-rise residential buildings in Yang County.

Oriental Pearl Garden

The project is located in the downtown of Hanzhong City. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 260,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 2-3years. The pre-sale license is expected to be obtained by the third or fourth quarter of fiscal 2013. As of December 31, 2012, the customer deposit balance was $1,280,887 for the project.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 350,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the whole construction in 2-3years. The pre-sale license is expected to be obtained by the second or third quarter of fiscal 2013. During fiscal 2011, we signed series of residential-apartment bulk-purchase agreements with Hanzhong Municipal Public Security Bureau, Hanzhong Municipal Bureau of Justice, Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center. The total residential units to be delivered in Mingzhu Beiyuan under these residential-apartment bulk-purchase agreements are 518 units with a total GFA of 68,752 square meters. As of December 31, 2012, the contracted sales under all residential-apartment bulk-purchase agreements and others individuals was approximately $34.8 million (RMB 219.1 million). As of December 31, 2012, the customer deposit balance related to these bulk-purchase agreements amounted to $15,448,040 (RMB 97,339,644). No revenue has been recognized during the three months ended December 31, 2012.

Yangzhou Pearl Garden

During fiscal 2012, the Company also started the construction of 8 high-rise residential buildings and 1 sub-high-rise residential building with total GFA of 99,038 square meters in Yangzhou Pearl Garden located in Yang County. We have obtained a pre-sale license for 3 residential buildings. The rest of pre-sale licenses are expected to be obtained by September 30, 2013. During fiscal 2011, the Company entered into a preliminary contract with Yang County to develop affordable apartment buildings with a total GFA of 40,000 square meters. These units are mainly located in 4 of 8 high-rise residential buildings. The completion and delivery of 1 high-rise residential building is deferred to the second quarter of fiscal 2013 and we expected the 2 additional high-rise residential buildings to be completed at the same time. The construction for the balance of buildings is expected to be completed in 2 years. As of December 31, 2012, the total contracted sales for these residential buildings were approximately $11.9 million (RMB74.6 million). As of December 31, 2012, the customer deposit balance amounted to $9,114,862 (RMB 57,433,657). No revenue has been recognized during the three months ended December 31, 2012.

In addition to the above residential projects, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted price for these two municipal roads is RMB 18,716,489.34 (equivalent to $3.0 million), which was approved by Hanzhong Ministry of Finance. The related construction was substantially completed by December 31, 2012 but requires the government’s quality approval before delivery for its intended use. For these construction projects, the Company recognizes the fee as other revenue using full accrual method when the project is completed. No revenue has been recognized during the three months ended December 31, 2012.

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

For municipal road construction projects, fees are generally recognized by the full accrual method at the time the projects are completed.

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

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2012		2011		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,272,786	11.6%	$1,021,241	40.8%	$251,545	24.6%
Yangzhou Pearl Garden	4,313,737	39.2%	1,136,913	45.4%	3,176,824	279.4%
NanDajie (Mingzhu Xinju)	5,416,892	49.2%	343,827	13.8%	5,073,065	1475.5%

Total Real Estate Sales before Sales Tax	$11,003,415	100%	$2,501,981	100%	$8,501,434	339.8%
Sales Tax	(710,717)		(175,905)		534,812	304.0%
Revenue net of sales tax	$10,292,698		$2,326,076		$7,966,622	342.5%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues before sales tax increased by 339.8% to approximately $11.0 million for the three month ended December 31, 2012 from approximately $2.5 million for the same period in the last year. The total GFA sold during the three months ended December 31, 2012 was 13,028 square meters, representing over three times increase from 3,877.4 square meters completed and sold for the three months ended December 31, 2011. A significant portion of revenue during the first quarter of fiscal 2013 was from the sales of commercial units in NanDajie Project (Mingzhu Xinju) project. On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038 (RMB 33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012. The Company expects to collect the balance of the receivable by July 31, 2013. As of December 31, 2012, accounts receivable of $4,654,636 was due from the purchaser.

Sales taxes for the three months ended December 31, 2012 and 2011 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2012 and 2011 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended December 31, 2012 increased by 304.0% from the same period last year, primarily as a result of the increase in revenue.

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

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2012		2011		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$645,018	14%	$112,316	13%	$532,702	474.3%
Construction cost	3,185,226	86%	769,584	87%	2,415,642	313.9%
Total cost	$3,830,244	100%	$881,900	100%	$2,948,344	334.3%

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

Cost of sales was approximately $3.8 million for the three months ended December 31, 2012 compared to $0.9 million for the three months ended December 31, 2011. The $2.9 million increase in cost of sales was mainly attributable to the increase in total GFA sold during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2012 were $645,018, as compared to $112,316 for the three months ended December 31, 2011, representing an increase of $532,702 from the same quarter last year. The increase was consistent with the fact that the total GFA sold during the three months ended December 31, 2012 was significantly higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ended December 31, 2012 were approximately $3.2 million as compared to approximately $0.8 million for the three months ended December 31, 2011, representing an increase of $2.4 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2012 decreased to 34.8% from 35.3% for the three months ended December 31, 2011, which was mainly attributable to higher revenue resulted from sales of more commercial units.

Gross Profit

Gross profit was approximately $6.5 million for the three months ended December 31, 2012 as compared to approximately $1.4 million for the three months ended December 31, 2011, representing an increase of $5.1 million, which was mainly attributable to the increase in sales. The overall gross profit as a percentage of real estate sales before sales tax increased to 58.7% during the three months ended December 31, 2012 from 57.7% for the same quarter last year, mainly due to the fact that more commercial units in Hanzhong City and Yang County were sold during the three months ended December 31, 2012.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2012		2011
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$774,858	60.9%	$759,166	74.3%
Yangzhou Pearl Garden	2,764,202	64.1%	629,896	55.4%
NanDajie (Mingzhu Xinju)	3,634,111	67.1%	231,019	67.2%
Sales Tax	(710,717)		(175,905)
Total Gross Profit	$6,462,454	58.7%	$1,444,176	57.7%
Total Real Estate Sales before Sales Tax	$11,003,415		$2,501,981

Operating Expenses

Total operating expenses increased by 99.9% or $360,852 to $722,065 for the three months ended December 31, 2012 from $361,213 for the three months ended December 31, 2011 as a result of a 279.6% increase in selling expense of $118,653 and a 76.0% increase in general and administration expenses of $242,199.

The increase in selling expense for the three months ended December 31, 2012 was primarily attributed to more promotions, sales and marketing activities. The increased revenue also resulted in higher sales commission expense. The higher general administration expenses for the three months ended December 31, 2012 was attributed to higher executive compensation, taxes and office expense.

	For Three Months Ended December 31,
	2012	2011

Selling expenses	$161,094	$42,441
General and administrative expenses	560,971	318,772
Total operating expenses	$722,065	$361,213
Percentage of Real Estate Sales before Sales Tax	6.6%	14.4%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2012.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the three months ended December 31, 2012 were $221,164 compared to $48,338 for the three months ended December 31, 2011 as a result of the increase in our revenue.

Net Income

We reported net income of $5,509,077 for the three months ended December 31, 2012, as compared to net income of $1,030,462 for the three months ended December 31, 2011. The increase of $4.5 million in our net income was primarily due to the increase in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $208,985 and $344,589 for the three months ended December 31, 2012 and 2011, respectively.  The balance sheet amounts with the exception of equity at December 31, 2012 were translated at 6.3011 RMB to 1.00 USD as compared to 6.3190 RMB to 1.00 USD at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2012 and 2011 were 6.2880 RMB and 6.3771 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

We spent more on the new development projects under construction and provided a longer payment term for certain major customer who made a bulk purchase of commercial units in Nan Dajie (Mingzhu Xinju) project. As a result, our total cash and restricted cash balance decreased to approximately $1.7 million as of December 31, 2012. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will improve during the balance of fiscal 2013.

As of December 31, 2012, the Company had approximately $8.7 million in working capital, an increase of $1.0 million as compared to $7.7 million as of September 30, 2012. The increase in working capital was mainly related to the increase of accounts receivable for approximately $4.7 million, an increase of $1.8 million in advance to vendors, an increase of the current portion of real estate property under development of $1.0 million, a decrease in taxes payable of $0.6 million, offset by the decrease from the current portion of real estate property development completed of $3.6 million and an increase of customer deposits approximately $2.3 million.

Current assets increased by $3.3 million to approximately $36.4 million as of December 31, 2012 from $33.1 million as of September 30, 2012. The primary changes in our current assets during this period were increases in accounts receivable, advance to vendors and the current portion of real estate property under development, offsetting by decreases in the current portion of real estate property development completed.

The decrease of cash from $1.1 million as of September 30, 2012 to $0.5 million as of December 31, 2012 was mainly due to the spending on the new projects under construction by $6.4 million. The decrease in cash was partially offset by an increase in customer deposits of $2.3 million. The increase of advance to venders from $2.6 million as of September 30, 2012 to $4.4 million as of December 31, 2012 was due to more prepayment made to the development and construction of residential and commercial units. The decrease of real estate property development completed from $19.5 million as of September 30, 2012 to $15.9 million as of December 31, 2012 was attributed to higher sales from our continuous sales efforts. The balance of real estate property under development current portion increased by $1.0 million from $8.6 million as of September 30, 2012 to $9.6 million as of December 31, 2012, due to more spending on the new development projects.

Total current liabilities as of December 31, 2012 was approximately $27.7 million, representing a 8.9% increase compared to $25.4 million as of September 30, 2012. The increase in current liabilities was mainly due to the increase of $2.3 million in customer deposits, offset by a decrease in taxes payable of $0.6 million.

In order to fully implement our business plan, however, we may need to raise capital in the future. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2012	2011

Net cash used in operating activities	$(585,177)	$(8,497,984)
Net cash used in investing activities		-
Net cash provided by financing activities		-
Effect of change of foreign exchange rate on cash	4,359	25,795
Net cash decrease in cash	(580,818)	(8,472,189)
Cash, beginning of period	1,104,686	8,837,795
Cash, end of period	$523,868	$365,606

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2012 was $0.6 million, consisting of net income of $5.5 million, noncash adjustments of $0.03 million and net changes in our operating assets and liabilities, which mainly included an increase in advances to venders of $1.8 million due to the more construction prepayments made on the projects under construction, an increase in account receivable of $4.7 million as we extended payment term for one major customer who made a bulk purchase of commercial units in our Nan Dajie (Mingzhu Xinju) project located in Hanzhong City, an increase in real estate property under development of $6.4 million resulting from more progress on our real estate projects under development, a decrease in real estate property completed of $3.8 million due to sales and an increase in customer deposits of $3.0 million resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant spending on our new real estate property under development.

Net cash used in operating activities during the three months ended December 31, 2011 was $8,497,984, consisting of net income of $1,030,462, noncash adjustments of $34,256 and net changes in our operating assets and liabilities, which mainly included a decrease in loan to outside parties of $579,495 due to the repayment from these venders, a decrease in real estate property development completed of $881,900 resulted from our sales and a decrease in account payable of $3,203,189 as we settled balances with our suppliers; an increase in security deposits for land use rights of $9,136,065, an increase in real estate property completed of $1,898,986 attributable to our construction progress and an increase in customer deposits of $3,021,626 resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant payment on security deposits on the land use rights, settlements of account payable with our suppliers and spending in the real estate property under development.

Financing Activities

Net cash flows provided by financing activities amounted to $0 for the three months ended December 31, 2011, which represents $3,142,332 proceeds of a short-term loans from a controlling shareholder to finance the land use rights payment and the Company`s full repayment of such loan during the quarter.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the weakness in lack of internal audit function, the Company has employed an internal auditor to reinforce the function of the internal audit department. Currently, the internal audit department has two employees.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

February 6, 2013	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

