Form 10-Q
period 2013-03-31
CHINA HGS REAL ESTATE INC.
filed 2013-05-13
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended March 31, 2013 and 2012	2
	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended March 31, 2013 and 2012	3
	Notes to Condensed Consolidated Financial Statements	4-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6	Exhibits	35
	Signatures	36

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash	$712,193	$1,104,686
Restricted cash	1,217,523	1,080,985
Accounts receivable	4,040,848	-
Advances to vendors	4,066,690	2,566,422
Loans to outside parties, net	5,174	20,957
Real estate property development completed	12,803,437	19,534,088
Real estate property under development	5,444,570	8,590,275
Other current assets	230,206	171,863

Total current assets	28,520,641	33,069,276

Property, plant and equipment, net	1,000,968	1,037,080
Real estate property development completed, net of current portion	5,787,356	6,691,813
Security deposits for land use right	23,485,479	22,894,698
Real estate property under development, net of current portion	76,734,184	56,021,787
Total Assets	$135,528,628	$119,714,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,167,190	$3,828,880
Other payables	1,877,500	1,213,394
Construction deposits	297,409	301,318
Customer deposits	9,404,479	11,597,422
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,508,137	2,305,086
Taxes payable	5,232,511	4,336,458
Total current liabilities	26,297,226	25,392,558
Construction deposits, net of current portion	973,761	864,259
Customer deposits, net of current portion	20,584,780	17,743,993
Total liabilities	47,855,767	44,000,810
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2013 and September 30, 2012	$45,050	$45,050
Additional paid-in capital	17,755,849	17,750,337
Statutory surplus	6,549,354	6,549,354
Retained earnings	56,170,026	44,894,229
Accumulated other comprehensive income	7,152,582	6,474,874
Total stockholders' equity	87,672,861	75,713,844

Total Liabilities and Stockholders' Equity	$135,528,628	$119,714,654

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

Real estate sales	$19,382,960	$2,878,446	$30,386,375	$5,380,427
Sales tax	(1,148,725)	(193,579)	(1,859,442)	(369,484)
Cost of real estate sales	(10,678,011)	(1,139,329)	(14,508,255)	(2,021,229)
Gross profit	7,556,224	1,545,538	14,018,678	2,989,714

Operating expenses
Selling and distribution expenses	297,914	39,432	459,008	81,873
General and administrative expenses	1,117,545	494,873	1,678,516	813,645
Total operating expenses	1,415,459	534,305	2,137,524	895,518

Operating income	6,140,765	1,011,233	11,881,154	2,094,196

Interest income	-	63	-	14,000
Interest (expense)	(18,100)	(18,100)	(36,200)	(36,200)
Other income (expenses) - net	7	-	7,959	-
Income before income taxes	6,122,672	993,196	11,852,913	2,071,996

Provision for income taxes	355,952	47,945	577,116	96,283
Net income	$5,766,720	$945,251	$11,275,797	$1,975,713

Other comprehensive income
Foreign currency translation adjustment	$468,723	$459,860	$677,708	$804,449

Comprehensive income	$6,235,443	$1,405,111	$11,953,505	$2,780,162

Basic and diluted income per common share
Basic	$0.13	$0.02	$0.25	$0.04
Diluted	$0.13	$0.02	$0.25	$0.04

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,116,695	45,050,000	45,090,074	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$11,275,797	$1,975,713
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation	44,671	44,416
Stock Based Compensation	5,512	16,634
Provision for losses on loans to outside parties	-	7,830
Changes in assets and liabilities:
Restricted cash	(127,177)	(159,548)
Advances to vendors	(1,475,065)	2,017,926
Loans to outside parties	15,917	863,917
Security deposits for land use rights	(398,329)	(11,682,885)
Accounts receivable	(4,030,621)	-
Real estate property development completed	7,834,524	1,712,880
Real estate property under development	(16,983,329)	(5,305,964)
Other current assets	(56,762)	(57,933)
Accounts payables	1,302,987	(4,517,307)
Other payables	652,305	441,900
Customer deposits	401,479	6,926,080
Construction Deposits	95,605	(152,238)
Accrued expenses	184,157	(46,889)
Taxes payable	857,617	62,413
Net cash used in operating activities	(400,712)	(7,853,055)

Cash flow from financing activities
Proceeds from shareholder loan	-	3,142,332
Repayment of shareholder loan	-	(3,142,332)
Net cash provided by financing activities	-	-

Effect of changes of foreign exchange rate on cash	8,219	68,664

Net decrease increase in cash	(392,493)	(7,784,391)

Cash, beginning of period	1,104,686	8,837,795

Cash, end of period	$712,193	$1,053,404

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$37,408	$59,368

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six moths ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (the “HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (the “Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038 (RMB 33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012. The Company expects to collect the full proceeds by July 31, 2013. As of March 31, 2013, total accounts receivable balance of $4,040,848 was due from the purchaser.

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

	For six months ended March 31,		September 30,
	2013	2012	2012
Period end RMB : USD exchange rate	6.2666	6.3247	6.3190
Six months average RMB : USD exchange rate	6.2825	6.3487

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains bank accounts in the PRC. Cash balances in bank accounts in PRC are not insured.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of March 31, 2013 and September 30, 2012, the balances of restricted cash totaled $1,217,523 and $1,080,985, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts is established and recorded based on managements’ assessment of potential losses bases on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of March 31, 2013 and September 30, 2012, the Company had outstanding balance of advance to vendors in the amount of $4,066,690 and $2,566,422, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2013 and 2012, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the period ended March 31, 2013 and September 30, 2012, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2013 and September 30, 2012.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2013, and 2012, respectively.

As of March 31, 2013, the tax years ended September 30, 2006 through March 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2009 through March 31, 2013 remains open for statutory examination by U.S. tax authorities.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and six months ended March 31, 2013 and 2012 were net income and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,101,267 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of March 31, 2013, a deposit of $3,191,523 (RMB20,000,000) (September 30, 2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,260,716 (RMB45, 500,000). As of March 31, 2013, a deposit of $7,725,482 (consisting of the full contract amount of RMB45, 500,000, a commission of RMB410,000 and a deposit of RMB2,502,500 related to application of land use rights certificate) was paid by the Company. The Company is in the process of applying for the land use rights certificate. As of September 30, 2012, the deposit balance was $7,265,390 (RMB45,910,000).

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,703,259 (RMB79,606,242). As of March 31, 2013, the Company has paid $12,568,474(RMB78,761,600). The remaining balance of $134,785 is expected to be paid when the Company receives the land use rights certificate. As of March 31, 2013, the deposit balance was $12,568,474 (RMB78, 761,600).

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$6,742,044	$10,957,861
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,893,493	3,651,828
Yang County Yangzhou Pearl Garden	9,353,911	11,019,854
Hanzhong City Central Plaza	601,345	596,358
Real estate property development completed	$18,590,793	$26,225,901
Less: Real estate property completed –short-term	$12,803,437	$19,534,088
Real estate property completed –long-term	$5,787,356	$6,691,813
Under development:
Hanzhong City Oriental Pearl Garden	35,126,577	30,964,847
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	27,510,851	21,102,925
Yang County Yangzhou Pearl Garden	18,120,550	11,620,714
Hanzhong City Mingzhu Road West (a)	1,199,362	732,571
Hanzhong City Liuhou Road (a)	221,414	191,005
Real estate property under development	$82,178,754	$64,612,062

Less: Short-term portion	$5,444,570	$8,590,275
Real estate property under development –long-term	$76,734,184	$56,021,787

(a)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB18,716,489) which was approved by Hanzhong Ministry of Finance. The related construction has been substantially completed as of March 31, 2013 and is expected to be delivered to local government in short term. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

As of March 31, 2013 and September 30, 2012, land use rights included in real estate property under development totaled $42,214,850 and $41,902,111, respectively.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2013	September 30, 2012

Customer deposits by real estate projects

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$22,308,961	$16,900,566
Hanzhong City Oriental Pearl Garden	1,792,839	-
Yangzhou Pearl Garden	5,887,459	12,440,849
Total	$29,989,259	$29,341,415

Less: Customer deposits -short-term	$9,404,479	$11,597,422
Customer deposits - long-term	$20,584,780	$17,743,993

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

NOTE 6. SHAREHOLDER LOAN

On June 28, 2011, the Company entered into a one-year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. The Company recorded an interest expense of $18,100 and $36,200 for the three and six months ended March 31, 2013 and 2012, respectively. On July 19, 2012, the Company entered into an amendment to the USD Loan Agreement to extend the term until June 28, 2013.

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

In January 2010, the Company’s Board of Directors granted stock options to three independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of March 31, 2013 and September 30, 2012, 100% of the option awards have vested, respectively. During the three months ended March 31, 2013 and 2012, a total of Nil shares underlying the 2010 Stock Options were forfeited. During the six months ended March 31, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2010 Stock Options were forfeited, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of March 31, 2013 and September 30, 2012, 100% and 90% of the option awards have vested, respectively.  During the three months ended March 31, 2013 and 2012, a total of Nil shares underlying the 2011 Stock Options were forfeited. During the six months ended March 31, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2011 Stock Options were forfeited, respectively.

On August 22, 2012, the Company’s Board of Directors granted stock options to two newly appointed independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2012 Stock Options).  The shares underlying the options become vested during the following 12 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of March 31, 2013 and September 30, 2012, 58.3% and 8.3% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2012	188,000	$2.41	1.60	$130,147
Granted	-	-	-	-
Forfeited	48,000	2.49	2.61	85,940
Exercised	-	-	-	-
Outstanding, March 31, 2013	140,000	$2.39	0.67	$44,207
Exercisable, March 31, 2013	90,000	$2.40	0.83	$40,708

Total stock-based compensation expense recognized in the three months ended March 31, 2013 and 2012, was $2,100 and $4,459, respectively. Total stock-based compensation expense recognized in the six months ended March 31, 2013 and 2012, was $5,512 and $16,634, respectively. As of March 31, 2013 and September 30, 2012, there was $3,500 and $9,012 of unrecognized compensation cost related to stock option awards that are expected to be recognized, respectively.

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2013, the Company had business sales tax payable of $3,970,000 (September 30, 2012- $3,366,130), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended March 31, 2013 and 2012, the Company’s assessed income taxes were $355,952 and $47,945 respectively. For the six months ended March 31, 2013 and 2012, the Company’s assessed income taxes were $577,116 and $96,283, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2013 and 2012:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(19.2)%	(20.2)%	(20.1)%	(20.4)%
Effective tax rate	5.8%	4.8%	4.9%	4.6%

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $211,692 and $169,980 as of March 31, 2013 and September 30, 2012, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2013 and September 30, 2012. The components of deferred taxes as of March 31, 2013 and September 30, 2012 consist of the following:

	As of
	March 31 2013	September 30, 2012
Net operating loss carry-forwards for parent company	$71,975	$57,793
Valuation allowance	(71,975)	(57,793)
Net deferred tax asset	$-	$-

The valuation allowance increased $6,868 and $7,660 for the three months ended March 31, 2013 and 2012, respectively. The valuation allowance increased $14,182 and $17,963 for the six months ended March 31, 2013 and 2012, respectively.

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.8% or 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.  As of March 31, 2013, the prepaid LAT balance is $166,798 with respect to properties sold up to March 31, 2013. As of September 30, 2012, the outstanding LAT payable balance is $22,650 with respect to properties sold up to September 30, 2012.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2013	September 30, 2012

CIT	$905,300	$765,206
Business tax	3,970,000	3,366,130
Other tax and fees	357,211	205,122
Total taxes payable	$5,232,511	$4,336,458

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,942,871 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding unless another company wins the bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights or refunded to the Company plus profit earned if the Company does not win the bidding. As of March 31, 2013, a deposit of $3,191,523 (RMB20, 000,000) (September 30, 2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work progress.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,703,259 (RMB79,606,242). As of March 31, 2013, the Company has paid $12,568,474(RMB78, 761,600). The remaining balance of $134,785 is expected to be paid when the Company receives the land use rights certificate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

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

The restrictive real estate policy and tightened liquidity policy left a profound negative impact on the residential housing transaction volume in 2011 and 2012. These policies also negatively affected buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision.

On March 1 2013, China’s State Council announced five general curbing principles to regulate the real estate market, including new initiatives aimed at streamlining the work responsibility system for property prices, control speculative property investments, increasing commodity housing and land supply, step up construction of affordable housing, as well as tightening controls of the market. The detail measures include a 20 percent tax on profits from selling a home, a capital gains tax that is on the books but has not been widely enforced. Additionally, down payments and mortgage rates will be increased for second homes in certain cities. Cities and local governments are instructed to institute “property control targets and detailed implementation plans” by the end of March 2013. The Council pointed out that China is in the progress of rapid urbanization and housing supply in major cities will not be able to meet demands in the short term. The State Council will maintain its control on speculative property investment and make efforts to meet the demands of home buyers.

While the government’s broad policy direction is likely to remain unchanged and the restrictive real estate policies have created a ‘wait-and-see’ mentality among real estate buyers, the cumulative downward price adjustment has triggered the partial release of demand, creating a rise in transaction volumes in the late period of 2012. Developers generally have been reducing inventory by adopting more aggressive sales tactics.

For the three and six months ended March 31, 2013, our sales volume significantly increased comparing to the same periods last year. Our sales, gross profit and net income for the three months ended March 31, 2013 were $19,382,960, $7,556,224 and $5,766,720, respectively, representing an approximately 573.4%, 388.9% and 510.1% increase from the three months ended March 31, 2012, respectively. Our sales, gross profit and net income for the six months ended March 31, 2013 were $30,386,375, $14,018,678 and $11,275,797, respectively, representing an approximately 464.8%, 368.9% and 470.7% increase from the six months ended March 31, 2012, respectively.

We are using full accrual method to recognize revenue and only recognize sales revenue upon delivery of sold properties to buyers instead of upon pre-sale of the properties. This accounting method adds uncertainties in our future sales trend and causes uneven sales revenue from period to period as our sales revenue depends upon the number of units delivered during the year. Currently, most of our real estate projects under construction are high-rise buildings with planned GFA over 709,038 square meters, which generally take about 2- 3 years for the construction, while our completed projects in the past were mostly multi-layer or sub-high-rise buildings and took 1-1.5 years for construction. It might indicate that in certain future reporting periods, even we have pre-sale contracts, we may not record any revenue because we have no new construction work completed and delivered to buyers in those periods. This is a typical characteristic of our business and the uneven sales revenues from period to period are due in part to the rate at which units are completed and delivered to buyers under the current full accrual method of revenue recognition policy.

The housing prices in Tier 3 and Tier 4 cities and counties are stable from last year. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. For the six months ended March 31, 2013, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $436.7 per square meter, a slight increase from the ASP of $422 per square meter for the six months ended March 31, 2012. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $759.2 per square meter for the six month ended March 31, 2013, a decrease of 18.5% from the ASP of $932 per square meter for the six months ended March 31, 2012, because the Company sold more commercial properties during the same period last year. Generally, the ASP of commercial units is more than doubled from the ASP of residential units.

With respect to capital funding requirements, while many property developers must now worry about their debt leverage and working capital needs for debt repayment, in contrast, the Company does not have any external bank loan outstanding at March 31, 2013. The Company’s cash flows from pre-sales and sales and, if necessary, shareholder loans should provide financial support for the current development and operations. In order to fully implement our business plan, however, we may need to raise capital in the future to sustain our expansion. Therefore, we might seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Market Outlook

We believe the fundamentals underpinning real estate demand remain strong. We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late fiscal 2012, we began the construction of two large residential projects in Hanzhong City and additional high-rise residential buildings in Yang County.

Oriental Pearl Garden

The project is located in downtown Hanzhong City. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 260,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 2-3 years. The pre-sale license is expected to be obtained by the third or fourth quarter of fiscal 2013. As of March 31, 2013, the customer deposit balance was $1,792,839 for the project.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 350,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the whole construction in 2-3 years. The Company received the presale license on April 25, 2013. During fiscal 2011, we signed a series of residential-apartment bulk-purchase agreements with Hanzhong Municipal Public Security Bureau, Hanzhong Municipal Bureau of Justice, Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center. The total residential units to be delivered in Mingzhu Beiyuan under these residential-apartment bulk-purchase agreements are 518 units with a total GFA of 68,752 square meters. As of March 31, 2013, the customer deposit balance related to these bulk-purchase agreements amounted to $16,100,924 (RMB100,898,050). None of the revenue has been recognized during the three months and six months ended March 31, 2013.

Yangzhou Pearl Garden

During fiscal 2012, the Company also started the construction of 8 high-rise residential buildings and 1 sub-high-rise residential building with a total GFA of 99,038 square meters in Yangzhou Pearl Garden located in Yang County. We have obtained a pre-sale license for 3 residential buildings. The rest of pre-sale licenses are expected to be obtained by September 30, 2013. During fiscal 2011, the Company entered into a preliminary contract with Yang County to develop affordable apartment buildings with a total GFA of 40,000 square meters. These units are mainly located in 4 of 8 high-rise residential buildings. For the three and six months ended March 31, 2013, the Company completed and delivered 2 high-rise residential buildings with revenue of $8,177,167 (RMB51, 373,053) recognized and expect 1 more high-rise residential building to be completed in the third quarter of fiscal 2013. The construction for the balance of the buildings is expected to be completed in approximately 2 years. As of March 31, 2013, the customer deposit balance related to this preliminary contract amounted to $2,804,509 (RMB17,574,737).

In addition to the above residential projects, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted price for these two municipal roads is RMB18,716,489.34 (equivalent to $3.0 million), which was approved by the Hanzhong Ministry of Finance. The related construction was substantially completed by December 31, 2012 but required the government’s quality approval before delivery for its intended use. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed. None of the revenue has been recognized during the three months and six months ended March 31, 2013 .

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

The consolidated financial statements include the financial statements of China HGS Real Estate, Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (the “HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (the “Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts is established and recorded based on managements’ assessment of potential losses bases on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. These loans bear no interest and they are due on demand. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  All these loans are considered collectible based on the Company’s past experience.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2013		2012		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$9,088,453	46.9%	$578,955	20.1%	$8,509,498	1,469.8%
Yangzhou Pearl Garden	10,289,763	53.1%	1,921,341	66.8%	8,368,422	435.6%
NanDajie (Mingzhu Xinju)	4,744	0.0%	357,113	12.4%	(352,369)	(98.7)%
Central Plaza	-		21,037	0.7%	(21,037)	(100)%
Total Real Estate Sales before Sales Tax	$19,382,960	100%	$2,878,446	100%	$16,504,514	573.4%
Sales Tax	(1,148,725)		(193,579)		(955,145)	493.4%
Revenue net of sales tax	$18,234,235		$2,684,867		$15,549,368	579.1%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking spaces in projects that we have developed. Revenues before sales tax increased by 573.4% to approximately $19.4 million for the three month ended March 31, 2013 from approximately $2.9 million for the same period in the last year. The total GFA sold during the three months ended March 31, 2013 was 41,474 square meters, representing an over three times increase from the 4,938 square meters completed and sold during the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company completed and delivered two high-rise buildings in Yangzhou Pearl Garden project and recognized $8,177,167 (RMB51, 373,053) in revenue.

Sales taxes for the three months ended March 31, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and a land appreciation tax. Land appreciation tax for the three months ended March 31, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended March 31, 2013 increased by 493.4% from the same period last year, primarily as a result of the increase in our revenue.

We are developing more high-rise residential buildings, which requires longer construction periods. This indicates that in certain future reporting periods, we might not have any new construction work, completed and delivered to buyers, and the only available-for-sale properties would be from our inventories which were previously completed and unsold properties. Since we recognize revenue in accordance with the full accrual method at the time of the closing of an individual unit sale, the longer construction periods for high-rise residential building would have negative impact on our revenue recognition.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2013		2012		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$980,345	9%	$113,760	13%	$866,585	761.8%
Construction cost	9,697,666	91%	1,025,569	87%	8,672,097	845.6%
Total cost	$10,678,011	100%	$1,139,329	100%	$9,538,682	837.2%

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

Cost of sales was approximately $10.7 million for the three months ended March 31, 2013. The $9.5 million increase in cost of sales was mainly attributable to the increase in the total GFA sold during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2013 were $980,345, as compared to $113,760 for the three months ended March 31, 2012, representing an increase of $866,585 from the same quarter last year. The increase was consistent with the fact that the total GFA sold during the three months ended March 31, 2013 was significantly higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2013 were approximately $9.7 million as compared to approximately $1.0 million for the three months ended March 31, 2012, representing an increase of $8.7 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2013 increased to 55.1% from 39.6% for the three months ended March 31, 2012, mainly attributable to lower sales of higher margin parking units during the quarter.

Gross Profit

Gross profit was approximately $7.6 million for the three months ended March 31, 2013 as compared to approximately $1.5 million for the three months ended March 31, 2012, representing an increase of $6.0 million, which was mainly attributable to the increase in sales. The overall gross profit as a percentage of real estate sales before sales tax decreased to 39.0% during the three months ended March 31, 2013 from 53.7% for the same quarter last year due to lower sales of higher margin parking units in the quarter. Generally the gross margin for the parking units ranges from 60% to over 90%.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2013		2012
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$5,289,839	58.2%	$506,764	87.5%
Yangzhou Pearl Garden	3,411,927	33.2%	1,131,567	58.9%
NanDajie (Mingzhu Xinju)	3,183	67.1%	87,215	24.4%
Central Plaza	-		13,571	58.9%
Sales Tax	(1,148,725)		(193,579)
Total Gross Profit	$7,556,224	39.0%	$1,545,538	53.7%
Total Real Estate Sales before Sales Tax	$19,382,960		$2,878,446

Operating Expenses

Total operating expenses increased by 164.9% or $881,154 to $1,415,459 for the three months ended March 31, 2013 from $534,305 for the three months ended March 31, 2012 as a result of a 655.5% increase in selling expense of $258,482 and a 125.8% increase in general and administration expenses of $622,672.

The increase in selling expenses for the three months ended March 31, 2013 was primarily attributed to more promotions, sales and marketing activities. The increasing revenue also resulted in higher sales commission expense. The higher general administration expense for the three months ended March 31, 2013 was attributed to additional $0.6 million consulting fee incurred for our real estate developments and higher executive compensation, bonus, taxes and office expense.

However, as a percentage of total sales, the operating expenses decreased to 7.3% for the three months ended March 31, 2013 from 18.6% for the three months ended March 31, 2012, reflecting improved operating efficiency as real estate sales grow.

	For Three Months Ended March 31,
	2013	2012

Selling expenses	$297,914	$39,432
General and administrative expenses	1,117,545	494,873
Total operating expenses	$1,415,459	$534,305
Percentage of Real Estate Sales before Sales Tax	7.3%	18.6%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the three months ended March 31, 2013 were $355,952 compared to $47,945 for the three months ended March 31, 2012 as a result of the increase in our revenue.

Net Income

We reported net income of $5,766,720 for the three months ended March 31, 2013, as compared to net income of $945,251 for the three months ended March 31, 2012. The increase of $4.8 million in our net income was primarily due to the increase in revenue and gross profit as further discussed above under Revenues and Gross Profit.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).  The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $468,723 and $459,860 for the three months ended March 31, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at March 31, 2013 were translated at RMB 6.2666 to USD 1.00 as compared to RMB 6.3190 to USD 1.00 at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2013 and 2012 were RMB 6.2825 and RMB 6.3487, respectively.

Six Months Ended March 31, 2013 compared to Six Months Ended March 31, 2012

Revenues

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2013		2012		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$10,361,239	34.1%	$1,600,196	29.7%	$8,761,043	547.5%
Yangzhou Pearl Garden	14,603,500	48.1%	3,058,254	56.8%	11,545,246	377.5%
NanDajie (Mingzhu Xinju)	5,421,636	17.8%	700,940	13.0%	4,720,696	673.5%
Central Plaza	-		21,037	0.4%	(21,037)	(100)%
Total Real Estate Sales before Sales Tax	$30,386,375	100%	$5,380,427	100%	$25,005,948	464,8%
Sales Tax	(1,859,442)		(369,484)		(1,489,958)	403.3%
Revenue net of sales tax	$28,526,933		$5,010,943		$23,515,990	469.3%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues before sales tax increased by 464.8% to approximately $30.4 million for the six months ended March 31, 2013 from approximately $5.4 million for the same period in the last year. The total GFA sold during the six months ended March 31, 2013 was 54,502 square meters, representing an over five times increase from the 8,815 square meters completed and sold during the six months ended March 31, 2012. A significant portion of revenue during the six months ended March 31,2013 was from the sales of commercial units in NanDajie Project (Mingzhu Xinju) project. On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for $5,411,455 (RMB 33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012. The Company expects to collect the full proceeds by July 31, 2013. As of March 31, 2013, total accounts receivable of $4,040,848 was due from the purchaser.

Sales taxes for the six months ended March 31, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and a land appreciation tax. Land appreciation tax for the six months ended December 31, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for the six months ended March 31, 2013 increased by 403.3% from the same period last year, primarily as a result of the increase in our revenue.

We are developing more high-rise residential buildings, which requires longer construction periods. This indicates that in certain future reporting periods, we might not have any new construction work, completed and delivered to buyers, and the only available-for-sale properties would be from our inventories which were previously completed and unsold properties. Since we recognize revenue in accordance with the full accrual method at the time of the closing of an individual unit sale, the longer construction periods for high-rise residential building would have negative impact on our revenue recognition.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2013		2012		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,625,363	11%	$226,075	11.2%	$1,399,288	619.0%
Construction cost	12,882,892	89%	1,795,154	88.8%	11,087,738	617.7%
Total cost	$14,508,255	100%	$2,021,229	100%	$12,487,026	617.8%

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

Cost of sales was approximately $14.5 million for the six months ended March 31, 2013 compared to $2.0 million for the six months ended March 31, 2012. The $12.5 million increase in cost of sales was mainly attributable to the increase in the total GFA sold during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2013 were approximately $1.6 million, as compared to $0.2 million for the six months ended March 31, 2012, representing an increase of $1.4 million from the same period last year. The increase was consistent with the fact that the total GFA sold during the six months ended March 31, 2013 was significantly higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ended March 31, 2013 were approximately $12.9 million as compared to approximately $1.8 million for the six months ended March 31, 2012, representing an increase of $11.1 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the six months ended March 31, 2013 increased to 46.9% from 37.6% for the six months ended March 31, 2012, mainly attributable to lower revenue from sales of higher margin commercial properties and parking units in the current period.

Gross Profit

Gross profit was approximately $14.0 million for the six months ended March 31, 2013 as compared to approximately $3.0 million for the six months ended March 31, 2012, representing an increase of $11.0 million, which was mainly attributable to the increase in sales. The overall gross profit as a percentage of real estate sales before sales tax decreased to 46.1% during the six months ended March 31, 2013 from 55.6% for the same period last year, mainly due to lower sales of higher margin commercial units in Hanzhong City and Yang County during the current period.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2013		2012
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$6,064,690	58.5%	$1,265,930	79.1%
Yangzhou Pearl Garden	6,176,137	42.3%	1,761,462	57.6%
NanDajie (Mingzhu Xinju)	3,637,293	67.1%	318,235	45.4%
Central Plaza	-		13,571	64.5%
Sales Tax	(1,859,442)		(369,484)
Total Gross Profit	$14,018,678	46.1%	$2,989,714	55.6%
Total Real Estate Sales before Sales Tax	$30,386,375		$5,380,427

Operating Expenses

Total operating expenses increased by 138.7% or $1,242,006 to $2,137,524 for the six months ended March 31, 2012 from $895,518 for the six months ended March 31, 2012 as a result of a 460.6% increase in selling expense of $337,135 and a 106.3% increase in general and administration expenses of $864,871.

The increase in selling expenses for six months ended March 31, 2013 was primarily attributed to more promotions, sales and marketing activities. The increasing revenue also resulted in higher sales commission expense. The higher general administration expense for the six months ended March 31, 2012 was attributed to an additional $0.6 million consulting fee incurred for our real estate developments and higher executive compensation, bonus, taxes and office expense.

However, as a percentage of total sales, the operating expenses decreased to 7.0% for the six months ended March 31, 2013 from 16.6% for the six months ended March 31, 2012, reflecting improved operating efficiency as real estate sales grow.

	For Six Months Ended March 31,
	2013	2012

Selling expenses	$459,008	$81,873
General and administrative expenses	1,678,516	813,645
Total operating expenses	$2,137,524	$895,518
Percentage of Real Estate Sales before Sales Tax	7.0%	16.6%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the six months ended March 31, 2013 were $577,116 as compared to $96,283 for the six months ended March 31, 2012 as a result of the increase in our revenue.

Net Income

We reported net income of $11,275,797 for the six months ended March 31, 2013, as compared to net income of $1,975,713 for the six months ended March 31, 2012. The increase of $9.3 million in our net income was primarily due to the increase in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $677,708 and $804,449 for the six months ended March 31, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at March 31, 2013 were translated at RMB 6.2666 to USD 1.00 as compared to RMB 6.3190 to USD 1.00 at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2013 and 2012 were RMB 6.2825 and RMB 6.3487, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

We spent more on the new development projects under construction and provided a longer payment term for a certain major customer who made a bulk purchase of commercial units in Nan Dajie (Mingzhu Xinju) project. As a result, our total cash and restricted cash balance decreased to approximately $1.9 million as of March 31, 2013. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will improve during the balance of fiscal 2013.

 As of March 31, 2013, the Company had approximately $2.2 million in working capital, a decrease of $5.5 million as compared to $7.7 million as of September 30, 2012. The decreases in working capital was mainly related to sales of the current portion of real estate property completed and an increase of accounts payable resulted from the progress on the construction of real estate property under development. The major changes in the working capital items include the decrease of the current portion of real estate property completed of $6.7 million, a decrease of the current portion of real estate property under development of $3.1 million, an increase of accounts payable of $1.3 million and an increase of tax liabilities of $0.9 million, offset by an increase from accounts receivable of $4.0 million, an increase of advance to venders of $1.5 million and a decrease of customer deposits of $2.2 million.

Current assets decreased by $4.5 million to approximately $28.5 million as of March 31, 2013 from $33.1 million as of September 30, 2012. The primary changes in our current assets during this period were increases in accounts receivable and advance to vendors, offsetting the decreases of current portion of real estate property completed and real estate property under development.

The decrease of cash from $1.1 million as of September 30, 2012 to $0.7 million as of March 31, 2013 was mainly due to the spending on the new projects under construction. The decrease in cash was partially offset by an increase in accounts payable of $1.3 million and customer deposits of $0.4 million. The increase of advance to venders from $2.6 million as of September 30, 2012 to $4.1 million as of March 31, 2013 was due to more prepayment made to the development and construction of residential and commercial units. The decrease of the current portion of real estate property development completed from $19.5 million as of September 30, 2012 to $12.8 million as of March 31, 2013 was attributable to higher sales from our continuous promotion efforts. The balance of real estate property under development current portion decreased by $3.1 million from $8.6 million as of September 30, 2012 to $5.4 million as of March 31, 2013 due to the completion of two high-rise buildings in Yangzhou Pear Garden project during the six months ended March 31, 2013.

Current liabilities as of March 31, 2013 totaled approximately $26.3 million, representing a 3.6% increase as compared to $25.4 million as of September 30, 2012. The increase in current liabilities was mainly due to the increase of $1.3 million in accounts payable and the increase of $0.9 million in tax payable, offset by a decrease of $2.2 million in customer deposits.

In order to fully implement our business plan and sustain continued growth, however, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2013	2012
Net cash used in operating activities	$(400,712)	$(7,853,055)
Net cash used in investing activities		-
Net cash provided by financing activities		-
Effect of change of foreign exchange rate on cash	8,219	68,644
Net cash decrease in cash	(392,493)	(7,784,391)
Cash, beginning of period	1,104,686	8,837,795
Cash, end of period	$712,193	$1,053,404

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2013 was $0.4 million, consisting of net income of $11.5 million, noncash adjustments of $0.05 million and net changes in our operating assets and liabilities, which mainly included an increase in advances to venders of $1.5 million due to more construction prepayments made on the projects under construction, an increase in account receivable of $4.0 million as we extended payment term for one major customer who made bulk purchase of commercial units in our Nan Dajie (Mingzhu Xinju) project located in Hanzhong City, an increase in real estate property under development of $17.0 million resulting from more progress on our real estate projects under development, a decrease in real estate property completed of $7.8 million due to sales and an increase in accounts payable of $1.3 million resulted from more construction progress. The negative cash provided by operating activities is mainly attributable to our significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong city and Yangzhou Pearl Garden project located in Yang County.

Net cash used in operating activities during the six months ended March 31, 2012 was $7.9 million, consisting of net income of $2.0 million, noncash adjustments of $0.06 million and net changes in our operating assets and liabilities, which mainly included a decrease in advances to venders and loans to outside parties total of $2.9 million due to the repayment from these venders and outside parties, a decrease in real estate property development completed of $1.7 million resulted from sales and a decrease in account payable of $4.5 as we settled balances with our suppliers; an increase in security deposits for land use rights of $11.7 million, an increase in real estate property under development of $5.3 million attributable to our construction progress and an increase in customer deposits of $6.9 million resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant payment on security deposits on the land use rights, settlements of account payable with our suppliers and spending in the real estate property under development.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and six months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

The exhibits listed on the Exhibit Index are provided as part of this report.

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

China HGS Real Estate, Inc.

May 13, 2013	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

