Form 10-Q
period 2013-06-30
CHINA HGS REAL ESTATE INC.
filed 2013-08-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

 TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended June 30, 2013 and 2012	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012	3
	Notes to Condensed Consolidated Financial Statements	4-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25-26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6	Exhibits	27
	Signatures	28

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2013	2012
ASSETS
Current assets:
Cash	$2,888,796	$1,104,686
Restricted cash	1,244,516	1,080,985
Accounts receivable	2,507,409	-
Advances to vendors	1,088,969	2,566,422
Loans to outside parties, net	977,196	20,957
Real estate property development completed	12,781,082	19,534,088
Real estate property under development	3,866,508	8,590,275
Other current assets	297,674	171,863

Total current assets	25,652,150	33,069,276

Property, plant and equipment, net	993,523	1,037,080
Real estate property development completed, net of current portion	5,437,809	6,691,813
Security deposits for land use right	11,082,178	22,894,698
Real estate property under development, net of current portion	108,911,490	56,021,787
Total Assets	$152,077,150	$119,714,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,007,469	$3,828,880
Other payables	1,872,648	1,213,394
Construction deposits	301,677	301,318
Customer deposits	5,220,783	11,597,422
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,642,683	2,305,086
Taxes payable	4,890,993	4,336,458

Total current liabilities	29,746,253	25,392,558
Construction deposits, net of current portion	1,045,952	864,259
Customer deposits, net of current portion	30,009,838	17,743,993

Total liabilities	60,802,043	44,000,810
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding
June 30, 2013 and September 30, 2012	$45,050	$45,050
Additional paid-in capital	17,757,949	17,750,337
Statutory surplus	6,549,354	6,549,354
Retained earnings	58,432,571	44,894,229
Accumulated other comprehensive income	8,490,183	6,474,874
Total stockholders' equity	91,275,107	75,713,844

Total Liabilities and Stockholders' Equity	$152,077,150	$119,714,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012

Real estate sales	$7,174,974	$4,882,304	$37,561,349	$10,262,731
Sales tax	(489,971)	(297,536)	(2,349,413)	(667,020)
Cost of real estate sales	(3,549,401)	(2,718,411)	(18,057,656)	(4,739,640)
Gross profit	3,135,602	1,866,357	17,154,280	4,856,071

Operating expenses
Selling and distribution expenses	184,518	88,326	643.526	170,199
General and administrative expenses	542,836	369,969	2,221,352	1,183,614
Total operating expenses	727,354	458,295	2,864,878	1,353,813

Operating income	2,408,248	1,408,062	14,289,402	3,502,258

Interest income	-	2,013	-	16,013
Interest (expense)	(18,100)	(18,100)	(54,300)	(54,300)
Other income (expenses) - net	(319)	12,613	7,640	12,613
Income before income taxes	2,389,829	1,404,588	14,242,742	3,476,584

Provision for income taxes	127,284	71,259	704,400	167,542
Net income	$2,262,545	$1,333,329	$13,538,342	$3,309,042

Other comprehensive income
Foreign currency translation adjustment	$1,337,601	$61,848	$2,015,309	$866,297

Comprehensive income	$3,600,146	$1,395,177	$15,553,651	$4,175,339

Basic and diluted income per common share
Basic	$0.05	$0.03	$0.30	$0.07
Diluted	$0.05	$0.03	$0.30	$0.07

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,115,382	45,050,000	45,115,382	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$13,538,342	$3,309,042
Adjustments to reconcile net income to net cash provided by (used in )
operating activities:
Depreciation	67,151	63,572
Stock Based Compensation	7,612	21,093
Changes in assets and liabilities:
Restricted cash	(136,176)	(246,873)
Accounts receivable	(2,474,262)	-
Advances to vendors	1,517,734	4,084,292
Loans to outside parties	(943,110)	1,083,510
Real estate property development completed	8,512,382	(8,068,104)
Real estate property under development	(33,833,410)	691,386
Other current assets	(120,144)	(132,172)
Security deposits for land use rights	-	(11,693,808)
Accounts payables	8,968,016	(4,639,102)
Construction Deposits	152,481	43,755
Other payables	622,260	679,934
Customer deposits	5,127,523	7,965,987
Accrued expenses	282,239	(4,130)
Taxes payable	446,139	(277,728)
Net cash provided by (used in) operating activities	1,734,777	(7,119,346)

Cash flow from financing activities
Proceeds from shareholder loan	-	3,142,332
Repayment of shareholder loan	-	(3,142,332)
Net cash provided by financing activities	-	-

Effect of changes of foreign exchange rate on cash	49,333	79,548

Net increase (decrease) in cash	1,784,110	(7,039,798)

Cash, beginning of period	1,104,686	8,837,795

Cash, end of period	$2,888,796	$1,797,997

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$243,474	$24,137
Non Cash transaction
Transfer of security deposit for land use rights to real estate
under development	$12,589,971	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China HGS, China HGS Investment Inc. (the “HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (the “Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,493,330 (RMB33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012. As of June 30, 2013, accounts receivable of $2,507,409 was due from the purchaser. Based on the current collection progress, the Company expects the balance to be collected by September 30, 2013.

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

	For nine months ended June 30,		September 30,
	2013	2012	2012
Period end RMB : USD exchange rate	6.1732	6.3197	6.3190
Nine months average RMB : USD exchange rate	6.2559	6.3428

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of June 30, 2013 and September 30, 2012, the balances of restricted cash totaled $1,244,516 and $1,080,985, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of June 30, 2013 and September 30, 2012, the Company had outstanding balance of advance to vendors in the amounts of $1,088,969 and $2,566,422, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended June 30, 2013 and 2012, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the periods ended June 30, 2013 and September 30, 2012, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2013 and September 30, 2012.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2013, and 2012, respectively.

As of June 30, 2013, the tax years ended September 30, 2006 through June 30, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The tax years ended September 30, 2010 through June 30, 2013 for the parent Company China HGS remain open for statutory examination by U.S. tax authorities.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and nine months ended June 30, 2013 and 2012 were net income and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,390,268 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of June 30, 2013, a deposit of $3,239,811 (RMB20,000,000) (September 30, 2012 - $3,165,058 or RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,370,570 (RMB45,500,000). As of June 30, 2013, a deposit of $7,842,367 (consisting of the full contract amount of RMB45,500,000, a commission of RMB410,000 and a deposit of RMB2,502,500 related to application of land use rights certificate) was paid by the Company. The Company is in the process of applying for the land use rights certificate. As of June 30, 2013 and September 30, 2012, the deposit balance was $7,842,367 (RMB45,910,000) and $7,265,390 (RMB45,910,000), respectively.

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,894,868 (RMB79,602,600). As of June 30, 2013, the Company had made full payment and the related balance was reclassified to real estate properties under development. As of September 30, 2012, the deposit balance was $12,464,250 (RMB78, 761,600).

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$5,475,556	$10,957,861
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,883,976	3,651,828
Yang County Yangzhou Pearl Garden	10,248,914	11,019,854
Hanzhong City Central Plaza	610,445	596,358
Real estate property development completed	$18,218,891	$26,225,901
Less: Real estate property completed –short-term	$12,781,082	$19,534,088
Real estate property completed –long-term	$5,437,809	$6,691,813
Under development:
Hanzhong City Oriental Pearl Garden	38,062,450	30,964,847
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	43,031,215	21,102,925
Yang County Yangzhou Pearl Garden	11,560,361	11,620,714
Yangzhou Mansion	18,581,251	-
Hanzhong City Mingzhu Road West (a)	1,305,098	732,571
Hanzhong City Liuhou Road (a)	237,623	191,005
Real estate property under development	$112,777,998	$64,612,062

Less: Short-term portion	$3,866,508	$8,590,275
Real estate property under development –long-term	$108,911.490	$56,021,787

(a)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB18,716,489) which was approved by the Hanzhong Ministry of Finance. The related construction has been substantially completed as of June 30, 2013 and is expected to be delivered to local government in the short term. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

As of June 30, 2013 and September 30, 2012, land use rights included in real estate property under development totaled $55,532,229 and $41,902,111, respectively.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	June 30, 2013	September 30, 2012
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$25,976,422	$16,900,566
Hanzhong City Oriental Pearl Garden	3,715,615	-
Yangzhou Pearl Garden	5,538,584	12,440,849
Total	$35,230,621	$29,341,415

Including: Customer deposits -short-term	$5,220,783	$11,597,422
Customer deposits - long-term	$30,009,838	$17,743,993

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

NOTE 6. SHAREHOLDER LOAN

The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest expense of $18,100 and $54,300 for the three and nine months ended June 30, 2013, respectively. The Company did not pay the interest expense and recorded under accrued expense in the balance sheets as of June 30, 2013 and September 30, 2012.

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

In January 2010, the Company’s Board of Directors granted stock options to three independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015.  As of June 30, 2013 and September 30, 2012, 100% of the option awards have vested, respectively. During the three months ended June 30, 2013 and 2012, a total of Nil shares underlying the 2010 Stock Options were forfeited. During the nine months ended June 30, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2010 Stock Options were forfeited, respectively.

On March 16, 2011, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2011 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of June 30, 2013 and September 30, 2012, 100% and 90% of the option awards have vested, respectively.  During the three months ended June 30, 2013 and 2012, a total of Nil shares underlying the 2011 Stock Options were forfeited. During the nine months ended June 30, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2011 Stock Options were forfeited, respectively.

On August 22, 2012, the Company’s Board of Directors granted stock options to two newly appointed independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2012 Stock Options).  The shares underlying the options become vested during the following 12 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of June 30, 2013 and September 30, 2012, 83.3% and 8.3% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2012	188,000	$2.41	1.60	$130,147
Granted	-	-	-	-
Forfeited	48,000	2.49	2.61	85,940
Exercised	-	-	-	-
Outstanding, June 30, 2013	140,000	$2.39	0.42	$44,207
Exercisable, June 30, 2013	120,000	$2.39	0.47	$42,808

Total stock-based compensation expense recognized in the three months ended June 30, 2013 and 2012, was $2,100 and $4,459, respectively. Total stock-based compensation expense recognized in the nine months ended June 30, 2013 and 2012, was $7,612 and $21,093, respectively. As of June 30, 2013 and September 30, 2012, there was $1,400 and $9,012 of unrecognized compensation cost related to stock option awards that are expected to be recognized, respectively.

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2013, the Company had business sales tax and related tax payable of $3,696,598 (September 30, 2012- $3,366,130), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% based on revenue. For the three months ended June 30, 2013 and 2012, the Company’s assessed income taxes were $127,284 and $71,259 respectively. For the nine months ended June 30, 2013 and 2012, the Company’s assessed income taxes were $704,440 and $167,542, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

B) Corporate income taxes (“CIT”) (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2013 and 2012:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(19.7)%	(20.1)%	(20.0)%	(20.2)%
Effective tax rate	5.3%	4.9%	5.0%	4.8%

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $231,892 and $169,980 as of June 30, 2013 and September 30, 2012, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2032. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2013 and September 30, 2012. The components of deferred taxes as of June 30, 2013 and September 30, 2012 consist of the following:

	As of
	June 30, 2013	September 30, 2012
Net operating loss carry-forwards for parent company	$78,843	$57,793
Valuation allowance	(78,843)	(57,793)
Net deferred tax asset	$-	$-

The valuation allowance increased $6,868 and $7,670 for the three months ended June 30, 2013 and 2012, respectively. The valuation allowance increased $21,050 and $25,633 for the nine months ended June 30, 2013 and 2012, respectively.

C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.8% or 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.  As of June 30, 2013, the prepaid LAT balance is $234,803 with respect to properties sold up to June 30, 2013. As of September 30, 2012, the outstanding LAT payable balance is $22,650 with respect to properties sold up to September 30, 2012.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

D) Taxes payable consisted of the following:

	June 30, 2013	September 30, 2012

CIT	$798,765	$765,206
Business tax	3,696,598	3,366,130
Other tax and fees	395,630	205,122
Total taxes payable	$4,890,993	$4,336,458

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,390,268 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of June 30, 2013, a deposit of $3,239,811 (RMB20,000,000) (September 30, 2012 - $3,165,058 or RMB20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost within the next twelve months based on government’s current work progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “China HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

•	our ability to sustain our project development;

•	our ability to obtain additional land use rights at favorable prices;

•	the market for real estate in Tier 3 and 4 cities and counties;

•	our ability to obtain additional capital in future years to fund our planned expansion; or

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

The restrictive real estate policy and tighten liquidity policy left a profound negative impact on the residential housing transaction volume in 2011 and 2012. These policies also negatively affected buyers’ confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and may delay their purchasing decision.

On March 1, 2013, China’s State Council announced five general curbing principles to regulate the real estate market, including new initiatives aimed at streamlining the work responsibility system for property prices, controlling speculative property investments, increasing commodity housing and land supply, stepping up construction of affordable housing, as well as tightening controls of the market. The detail measures include a 20 percent tax on profits from selling a home, a capital gains tax that is on the books but has not been widely enforced. Additionally, down payments and mortgage rates would be increased for second homes in certain cities. Cities and local governments were instructed to institute “property control targets and detailed implementation plans” by the end of March 2013. The State Council pointed out that China is in the progress of rapid urbanization and housing supply in major cities will not be able to meet demands in the short term. The State Council will maintain its control on speculative property investment and make efforts to meet the demands of home buyers.

While the government’s broad policy direction is likely to remain unchanged and the restrictive real estate policies have created a “wait-and-see” mentality among real estate buyers, the cumulative downward price adjustment has triggered the partial release of demand, creating a rise in transaction volumes in the late period of 2012. Developers generally have been reducing inventory by adopting more aggressive sales tactics.

For the three and nine months ended June 30, 2013, our sales volume significantly increased compared to the same periods last year. Our sales, gross profit and net income for the three months ended June 30, 2013 were $7,174,974, $3,135,602 and $2,262,545, respectively, representing an approximately 47.0%, 68.0% and 70% increase from the three months ended June 30, 2012, respectively. Our sales, gross profit and net income for the nine months ended June 30, 2013 were $37,561,349, $17,154,280 and $13,538,342, respectively, representing an approximately 265.5%, 252.3% and 309% increase from the nine months ended June 30, 2012, respectively.

We are using full accrual method to recognize revenue and only recognize sales revenue upon delivery of sold properties to buyers instead of upon pre-sale of the properties. This accounting method adds uncertainties in our future sales trend and causes uneven sales revenue from period to period as our sales revenue depends upon the number of units delivered during the year. Currently, most of our real estate projects under construction are high-rise buildings with planned GFA over 709,038 square meters, which generally take about 2- 3 years for the construction, while our completed projects in the past were mostly multi-layer or sub-high-rise buildings and took 1-1.5 years for construction. It might indicate that in certain future reporting periods, even we have pre-sale contracts and have received customer deposits, we may not record any revenue because we have no new construction work completed and delivered to buyers in those periods. This is a typical characteristic of our business and the uneven sales revenues from period to period are due in part to the rate at which units are completed and delivered to buyers under the current full accrual method of revenue recognition policy.

The housing prices in Tier 3 and Tier 4 cities and counties are stable from last year. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. For the nine months ended June 30, 2013, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $439 per square meter, representing a 11.4% increase from the ASP of $394 per square meter for the nine months ended June 30, 2012. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $714 per square meter for the nine month ended June 30, 2013, a decrease of 13.8% from the ASP of $828 per square meter for the nine months ended June 30, 2012, because the Company sold more commercial properties during the same period last year. Generally, the ASP of commercial units is more than doubled from the ASP of residential units.

With respect to capital funding requirements, while many property developers must now worry about their debt leverage and working capital needs for debt repayment, in contrast, the Company does not have any external bank loan outstanding as of June 30, 2013. The Company’s cash flows from pre-sales and sales and, if necessary, shareholder loans should provide financial support for the current development and operations. In order to fully implement our business plan, however, we may need to raise capital in the future to sustain our expansion. Therefore, we might seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

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

Oriental Pearl Garden

The project is located in the downtown of Hanzhong City. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 260,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 2-3 years. The pre-sale license is expected to be obtained by the fourth quarter of fiscal 2013. As of June 30, 2013, the customer deposit balance was $3,715,615 for the project.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 350,000 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the whole construction in 2-3 years. The Company received the presale license on April 25, 2013. During fiscal 2011, we signed a series of residential-apartment bulk-purchase agreements with Hanzhong Municipal Public Security Bureau, Hanzhong Municipal Bureau of Justice, Hanzhong Local Tax Bureau and the Hanzhong Social Insurance Center. The total residential units to be delivered in Mingzhu Beiyuan under these residential-apartment bulk-purchase agreements are 518 units with a total GFA of 68,752 square meters. As of June 30, 2013, the customer deposit balance related to all bulk-purchase agreements amounted to $21,185,771 (RMB130,784,000). None of the revenue has been recognized during the three months and nine months ended June 30, 2013.

Yangzhou Pearl Garden

During fiscal 2012, the Company also started the construction of 8 high-rise residential buildings and 1 sub-high-rise residential building with a total GFA of 99,038 square meters in Yangzhou Pearl Garden located in Yang County. We have obtained a pre-sale license for 3 residential buildings. The rest of pre-sale licenses are expected to be obtained by September 30, 2013. During fiscal 2011, the Company entered into a preliminary contract with Yang County to develop affordable apartment buildings with a total GFA of 40,000 square meters. These units are mainly located in 4 of 8 high-rise residential buildings. For the nine months ended June 30, 2013, the Company completed and delivered 3 high-rise residential buildings with total revenue of $11,129,109 (RMB69,622,595) recognized. The construction for the rest of the buildings is expected to be completed in 2 years. As of June 30, 2013, the customer deposit balance related to this preliminary contract amounted to $4,156,642 (RMB25,659,784).

In addition to the above residential projects, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budgeted price for these two municipal roads is RMB18,716,489.34 (equivalent to $3.0 million), which was approved by Hanzhong Ministry of Finance. The related construction was substantially completed by June 30, 2013 but required the government’s quality approval before delivery for its intended use. For these construction projects, the Company recognizes the fee as other revenue using full accrual method when the project is completed. None of the revenue has been recognized during the three months and nine months ended June 30, 2013.

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

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenues

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2013		2012		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,956,937	41.2%	$817,748	16.7%	$2,139,189	261.6%
Yangzhou Pearl Garden	4,167,197	58.1%	4,064,556	83.3%	102,641	2.5%
NanDajie (Mingzhu Xinju)	50,840	0.7%	-		50,840	100%
Total Real Estate Sales before Sales Tax	$7,174,974	100%	$4,882,304	100%	$2,292,670	47.0%
Sales Tax	(489,971)		(297,536)		(192,435)	64.7%
Revenue, net of sales tax	$6,685,003		$4,584,768		$2,100,235	45.8%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues before sales tax increased by 47.0% to approximately $7.2 million for the three month ended June 30, 2013 from approximately $4.9 million for the same period in the last year. The total GFA sold during the three months ended June 30, 2013 was 13,287 square meters, representing an increase of 11.2% from 11,947 square meters completed and sold for the three months ended June 30, 2012. During the three months ended June 30, 2013, the Company completed and delivered one high-rise buildings in Yangzhou Pearl Garden project and recognized $2,682,121 (RMB16,779,081) in revenue.

Sales taxes for the three months ended June 30, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and a land appreciation tax. Land appreciation tax for the three months ended June 30, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for the three months ended June 30, 2013 increased by 64.7% from the same period last year, primarily as a result of the increase in our revenue.

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

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2013		2012		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$331,599	9%	$253,950	9.4%	$77,649	30.6%
Construction costs	3,217,802	91%	2,464,461	90.6%	753,341	30.6%
Total cost	$3,549,401	100%	$2,718,411	100%	$830,990	30.6%

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

Cost of sales was approximately $3.5 million for the three months ended June 30, 2013. The increase of $0.8 million in cost of sales was mainly attributable to the increase in the total GFA sold during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2013 were $331,599, as compared to $253,950 for the three months ended June 30, 2012, representing an increase of $77,649 from the same quarter last year. The increase was consistent with the fact that the total GFA sold during the quarter ended June 30, 2013 was higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2013 were approximately $3.2 million as compared to approximately $2.5 million for the three months ended June 30, 2012, representing an increase of $0.8 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2013 decreased to 49.5% from 55.7% for the three months ended June 30, 2012, mainly attributable to more sales of higher margin commercial units during the quarter.

Gross Profit

Gross profit was approximately $3.1 million for the three months ended June 30, 2013 as compared to approximately $1.9 million for the three months ended June 30, 2012, representing an increase of $1.2 million, which was mainly attributable to the increase in sales. The overall gross profit as a percentage of real estate sales before sales tax increased to 43.7% during the three months ended June 30, 2013 from 38.2% for the same quarter last year due to higher sales of higher margin commercial units in both Mingzhu Garden and Yangzhou Pear Garden projects during the quarter.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,588,266	53.7%	$501,540	61.3%
Yangzhou Pearl Garden	2,031,714	48.8%	1,662,353	40.9%
NanDajie (Mingzhu Xinju)	5,593	11.0%	-	-
Sales Tax	(489.971)		(297,536)
Total Gross Profit	$3,135,602	43.7%	$1,866,357	38.2%

Operating Expenses

Total operating expenses increased by 58.7% or $269,059 to $727,354 for the three months ended June 30, 2013 from $458,295 for the three months ended June 30, 2012 as a result of a 108.9% increase in selling expense of $96,192 and a 46.7% increase in general and administration expenses of $172,867.

The increase in selling expenses for the three months ended June 30, 2013 was primarily attributed to more promotions, sales and marketing activities. The increasing revenue also resulted in higher sales commission expense. The higher general administration expense for the three months ended June 30, 2013 was attributed to additional $0.1 million consulting fee incurred for our real estate developments and higher executive compensation, bonus, taxes and office expense.

As a percentage of total sales, the operating expenses slightly increased to 10.1% for the three months ended June 30, 2013 from 9.4% for the three months ended June 30, 2012.

	For Three Months Ended June 30,
	2013	2012

Selling expenses	$184,518	$88,326
General and administrative expenses	542,836	369,969
Total operating expenses	$727,354	$458,295
Percentage of Real Estate Sales before Sales Tax	10.1%	9.4%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the authority to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the three months ended June 30, 2013 were $127,284 compared to $71,259 for the three months ended June 30, 2012 as a result of the increase in our revenue.

Net Income

We reported net income of $2,262,545 for the three months ended June 30, 2013, as compared to net income of $1,333,329 for the three months ended June 30, 2012. The increase of $0.9 million in our net income was primarily due to the increase in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $1,337,601 and $61,848 for the three months ended June 30, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at June 30, 2013 were translated at RMB6.1732 to USD 1.00 as compared to RMB6.3190 to USD 1.00 at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2013 and 2012 were RMB6.2559 and RMB6.3428, respectively.

Nine Months Ended June 30, 2013 compared to Nine Months Ended June 30, 2012

Revenues

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2013		2012		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$13,318,176	35.5%	$2,417,944	23.5%	$10,900,232	450.8%
Yangzhou Pearl Garden	18,770,697	50.0%	7,122,134	69.3%	11,648,563	163.6%
NanDajie (Mingzhu Xinju)	5,472,476	14.5%	701,597	6.8%	4,770,879	680.0%
Central Plaza	-		21,057	0.2%	(21,057)	(100%)
Total Real Estate Sales before Sales Tax	$37,561,349	100%	$10,262,731	100%	$27,298,617	266.0%
Sales Tax	(2,349,413)		(667,020)		(1,682,393)	252.2%
Revenue, net of sales tax	$35,211,936		$9,595,771		$25,616,224	267.0%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Revenues before sales tax increased by 266.0% to approximately $37.6 million for the nine months ended June 30, 2013 from approximately $10.3 million for the same period in the last year. The total GFA sold during the nine months ended June 30, 2013 was 67,789 square meters, representing an increase of 226% from 20,761 square meters completed and sold for the nine months ended June 30, 2012. A significant portion of revenue during the nine months ended June 30,2013 was from the sales of commercial units in NanDajie Project (Mingzhu Xinju) project. On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,420,711 (RMB33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012. As of June 30, 2013, total accounts receivable balance of $2,507,409 was due from the purchaser. Based on the current collection progress, the balance of account receivables was expected to be collected by the end of fiscal 2013.

Sales taxes for the nine months ended June 30, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and a land appreciation tax. Land appreciation tax for the nine months ended June 30, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for the nine months ended June 30, 2013 increased by 252.2% from the same period last year, primarily as a result of the increase in our revenue.

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

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine Months Ended June 30,
	2013		2012		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,956,962	11%	$480,026	10.0%	$1,476,936	307.7%
Construction costs	16,100,694	89%	4,259,614	90.0%	11,841,080	278.0%
Total cost	$18,057,656	100%	$4,739,640	100%	$13,318,016	281.0%

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

Cost of sales was approximately $18.1 million for the nine months ended June 30, 2013 compared to $4.7 million for the nine months ended June 30, 2012. The $13.3 million increase in cost of sales was mainly attributable to the increase in the total GFA sold during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2013 were approximately $2.0 million, as compared to $0.5 million for the nine months ended June 30, 2012, representing an increase of $1.5 million from the same period last year. The increase was consistent with the fact that the total GFA sold during the nine months ended June 30, 2013 doubled the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ended June 30, 2013 were approximately $16.1million as compared to approximately $4.3 million for the nine months ended June 30, 2012, representing an increase of $11.8 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2013 increased to 48.1% from 46.2% for the nine months ended June 30, 2012, mainly attributable to lower revenue from sales of higher margin commercial properties and parking units in the current period.

Gross Profit

Gross profit was approximately $17.2 million for the nine months ended June 30, 2013 as compared to approximately $4.9 million for the nine months ended June 30, 2012, representing an increase of $12.3 million, which was mainly attributable to the increase in sales. The overall gross profit as a percentage of real estate sales before sales tax slightly decreased to 45.7% during the nine months ended June 30, 2013 from 47.3% for the same period last year, mainly due to lower sales of higher margin commercial units in Hanzhong City and Yang County during the current period.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$7,652,955	57.5%	$1,767,169	73.1%
Yangzhou Pearl Garden	8,207,852	43.7%	3,423,805	48.1%
NanDajie (Mingzhu Xinju)	3,642,886	66.6%	318,533	45.4%
Central Plaza	-		13,584	0.1%
Sales Tax	(2,349,413)		(667,020)
Total Gross Profit	$17,154,280	45.7%	$4,856,071	47.3%

Operating Expenses

Total operating expenses increased by 111.6% or $1,511,065 to $2,864,878 for the nine months ended June 30, 2013 from $1,353,813 for the nine months ended June 30, 2012 as a result of a 278.1% increase in selling expense of $473,327 and a 87.7% increase in general and administration expenses of $1,037,738.

The increase in selling expenses for nine months ended June 30, 2013 was primarily attributed to more promotions, sales and marketing activities. The increasing revenue also resulted in higher sales commission expense. The higher general administration expense for the nine months ended June 30, 2013 was attributed to an additional $0.7 million consulting fee incurred for our real estate developments and higher executive compensation, bonus, taxes and office expense.

However, as a percentage of total sales, the operating expenses decreased to 7.6% for the nine months ended June 30, 2013 from 13.2% for the nine months ended June 30, 2012, reflecting improved operating efficiency as real estate sales grow.

	For Nine Months Ended June 30,
	2013	2012

Selling expenses	$643,526	$170,919
General and administrative expenses	2,221,352	1,183,614
Total operating expenses	$2,864,878	$1,353,813
Percentage of Real Estate Sales before Sales Tax	7.6%	13.2%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the authority to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax expenses for the nine months ended June 30, 2013 were $704,400 as compared to $167,542 for the nine months ended June 30, 2012 as a result of the increase in our revenue.

Net Income

We reported net income of $13,538,342 for the nine months ended June 30, 2013, as compared to net income of $3,309,042 for the nine months ended June 30, 2012. The increase of $10.2 million in our net income was primarily due to the increase in revenue and gross profit as further discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $2,015,309 and $866,297 for the nine months ended June 30, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at June 30, 2013 were translated at RMB6.1732 to USD1.00 as compared to RMB6.3190 to USD1.00 at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2013 and 2012 were RMB6.2559 and RMB6.3428, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. To date, we have financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

As of June 30, 2013, the Company had an approximate deficit of $4.1 million in working capital, a decrease of $11.7 million as compared to $7.7 million as of September 30, 2012. It was mainly due to the fact that most of our real estate projects under construction are high-rise buildings with planned GFA over 709,038 square meters, which generally take about 2- 3 years for the construction, so they are included in the non-current assets. Meantime, our account payable balance significantly increased based on the construction progress.

Our total cash and restricted cash balance increased to approximately $4.1 million as of June 30, 2013 with an increase of sales during the nine months ended June 30, 2013. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue improving during the balance of fiscal 2013.

With respect to capital funding requirements, the Company budgeted the capital spending based on ongoing assessments of needs to maintain adequate cash. The Company did not have any external bank loan outstanding as of June 30, 2013. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. In addition, the Company’s cash flows from pre-sales and sales and, if necessary, shareholder loans should provide financial support for the current development and operations.

In order to fully implement our business plan and sustain continued growth, we may need to raise capital. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds we require. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$1,734,777	$(7,119,346)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Effect of change of foreign exchange rate on cash	49,333	79,548
Net increase (decrease) in cash	1,784,110	(7,039,798)
Cash, beginning of period	1,104,686	8,837,795
Cash, end of period	$2,888,796	$1,797,997

Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2013 was $1.7 million, consisting of net income of $13.5 million, noncash adjustments of $0.07 million and net changes in our operating assets and liabilities, which mainly included a decrease in advances to venders of $1.5 million as advances were utilized in the real estate under construction, a decrease in account receivable of $2.5 million, an increase in real estate property under development of $33.8 million resulting from more progress on our real estate projects under development, a decrease in real estate property completed of $8.5 million due to sales and an increase in accounts payable of $9.0 million resulted from more construction progress as well as an increase of customer deposits of $5.1 million due to more promotion efforts on our contracted sales. The positive cash provided by operating activities is mainly attributable to the higher revenue and more customer deposits received during the nine months ended June 30, 2013, and was offset by the significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong city and Yangzhou Pearl Garden project located in Yang County.

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

Financing Activities

Net cash flows provided by financing and investing activities amounted to $0 for the nine months ended June 30, 2013 and 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the weakness in lack of internal audit function, the Company has employed an internal auditor to reinforce the function of the internal audit department. Currently, the internal audit department has two staff.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 14, 2013	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

