Form 10-K
period 2013-09-30
CHINA HGS REAL ESTATE INC.
filed 2013-12-13
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2013, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was approximately $130,407,700. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 13, 2013, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2013

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Report”) and other reports (collectively the “Filings”) filed by the registrant from time to time with the Securities and Exchange Commission (the “SEC”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the registrant’s management as well as estimates and assumptions made by the registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the registrant or the registrant’s management identify forward looking statements. Such statements reflect the current view of the registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Report entitled “Risk Factors”) relating to the registrant’s industry, the registrant’s operations and results of operations and any businesses that may be acquired by the registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the registrant believes that the expectations reflected in the forward looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the registrant’s financial statements and the related notes thereto included in this Report.

In this Report, “we,” “our,” “us,” “China HGS Real Estate Inc. or the “Company” sometimes refers collectively to China HGS and its subsidiaries and affiliated companies.

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

Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”)
Guangsha was organized in August 1995 as a limited liability company under the laws of the PRC. Guangsha is headquartered in the city of Hanzhong, Shaanxi Province. Due to the rapid growth of the business, the shareholders of Guangsha increased the company’s registered capital twice, once in 2000, from the original registered capital of RMB 2.1 million (approximately $0.2 million) to RMB 30 million (approximately $3.6 million) and again in 2008 to RMB 130 million (approximately $17.6 million). Guangsha is engaged in developing large scale and high quality commercial and residential projects, including multi-layer apartment buildings, sub-high-rise apartment buildings, high-rise apartment buildings, and office buildings.

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

Real Estate Industry Overview

During fiscal 2013, China central government continued to implement proactive fiscal policies and stabilizing monetary policies, ensuring that the Chinese economy maintained an overall balance with steady progress in structural optimization and constant delivery of quality improvement through transformation and upgrades. According to the data released by the National Bureau of Statistics, the PRC economy grew by 7.7% in the first nine months of 2013, as the economy recorded 7.7% growth in the first quarter and 7.6% growth in the second quarter.

On March 1, 2013, China’s State Council announced five general curbing principles “National Five (國五條)”to regulate the real estate market, including new initiatives aimed at streamlining the work responsibility system for property prices, controlling speculative property investments, increasing commodity housing and land supply, stepping up construction of affordable housing, as well as tightening controls of the market. The detail measures include a 20 percent tax on profits from selling a home, a capital gains tax that is on the books but has not been widely enforced. Additionally, down payments and mortgage rates would be increased for second homes in certain cities. Cities and local governments were instructed to institute “property control targets and detailed implementation plans” by the end of March 2013. The State Council pointed out that China is in the progress of rapid urbanization and housing supply in major cities will not be able to meet demands in the short term. The State Council will maintain its control on speculative property investment and make efforts to meet the demands of home buyers.

In the first nine months of 2013, despite the implementation of restrictive measures in the property market, such as the “National Five”(國五條) by the central government, the number of cities with decreasing selling prices of residential properties in the first nine months of 2013 were reduced from 16 in January 2013 to 2 in September 2013, and the number of cities with increasing selling prices of residential properties rose from 53 in January 2013 to 65 in September 2013, according to the statistics released by the National Bureau of Statistics on changes in the prices of residential properties in 70 large and medium-sized cities. Overall, the Chinese property market recorded increases in terms of both price and volume during the first nine months of 2013.

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

Company Positioning:

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.84 million.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. Since the Xihan express highway was completed in September 2007, the travel time from Xi’an, the provincial capital of Shaanxi province, to Hangzhong takes only about 3 hours. The new airport in Hanzhong is going to be completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong is under-construction. After its completion, it will take 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2012 annual report1, Hanzhong’s GDP reached RMB 77.226 billion (approximately $12.6 billion) by 2012, representing a 19.3% increase from 2011. For the first nine months of 2013, Hanzhong’s GDP was RMB 55.243 billion (approximately $9.0 billion)2, representing a growth of 12.9%. Residents’ annual disposable income for 2012 was RMB 19,827 (equivalent to $3,231) in 2012, increasing by 16.5% from 2011. For the first nine months of 2013, residents’ disposable income was RMB 15,536 (approximately $2,532) per person, increasing by 11.9% comparing to the same period last year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2012 annual report, the number of Hanzhong’s migration workers reached 910,600 as of December 31, 2012 (2011 - 836,000), representing an increase of 8.9% from 2011. Total income of migration workers was about RMB 15.04 billion (equivalent to $2.45 billion) in 2012 (2011- RMB 8.9 billion or $1.45 billion), representing an increase of 69.0% from 2011.

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

1 Hanzhong 2012, 2011, 2010, 2009 and 2008 annual government report http://www.shaanxi.gov.cn/
2  Shaanxi Information Center Jan – September 2013 and 2012 economic report http://www.sxi.cn/

The Company received the National Grade-I real-estate development qualification granted by the Ministry of Housing and Urban-Rural Development of the People's Republic of China ("MOHURD")"on October 12, 2011. The Grade-I real-estate development qualification is the highest qualification for real-estate developers in China and requires meeting several strict criteria, including:

a.     Registered capital of at least RMB 50 million (approximately $7.9 million);
b.     At least five years of experience in real estate development and operation;
c.     The completion of construction of a total over 300,000 square meters. of ground floor area (GFA) within the last three years and, in the most recent year, developed real estate projects of at least 150,000 square meters; and
d.    The completed real estate projects have no quality issues in each of the past five years; and an established, comprehensive quality control and guarantee system

The National Grade-I real-estate development qualification provides significant opportunities for the Company to expand its operations beyond Shaanxi province into new regional real estate markets in China.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2013 consisted of 69 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

We have also developed a strong relationship with local institutional purchasers and governments. Since 2011, the Company has entered into various significant residential-apartment bulk-purchase agreements with local government and institutional purchasers. In addition, in June 2012, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads is RMB 18,716,489.34 (equivalent to approximately $3.0 million) and was approved by the Hanzhong Ministry of Finance. As of September 30, 2013, an extension plan for these two roads was under discussion between the local government and the Company.

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

We have three main projects that we are developing in Hanzhong City and one in Yang County, which is adjacent to Hanzhong City. Our main projects located in Hanzhong City are: Mingzhu Garden -Mingzhu Nanyuan, Mingzhu Beiyuan, Oriental Pearl Garden and Mingzhu Xinju. In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Projects located in Hanzhong City

Mingzhu Garden -Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by 2012. The unsold property remained in 4 residential buildings with total unsold GFA of 14,859 square meters as of September 30, 2013 (2012-33,389 square meters) .

Mingzhu Garden -Mingzhu Beiyuan

This project is located in the south west part of Hanzhong City. The project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 4,289 square meters as of September 30, 2013 (2012 – 9,043 square meters). The Mingzhou Beiyuan project under development includes 17 high-rise residential buildings with an estimated GFA of 355,321 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in 1-1.5 years.

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors. One building was completed as of September 30, 2010 and the other one completed as of September 30, 2011 with remaining unsold GFA of 4,287 square meters as at September 30, 2013 (2012-9,633 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in 1-1.5 years. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA approximately 278,373 square meters.

Projects located in Yang County

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. Yangzhou Palace mainly consists of high-rise residential buildings and sub-high-rise residential buildings. As of September 30, 2013, the remaining completed portion of Yangzhou Pearl Garden includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings, with a total GFA of 42,012 square meters (2012-50,445 square meters). Yangzhou Pearl Garden under development consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 64,854 square meters as of September 30, 2013. The Company started planning and development of Yangzhou Palace in the third quarter of fiscal 2013.

Completed Projects

The following table sets forth our completed projects in the year ending September 30, 2013:

Project Name	Location	Type of Buildings	Total GFA(1) square meters completed during the year	Total Number of Units completed during the year	Number of units sold during the year	Number of units left as of September 30, 2013
Yangzhou Pearl Garden	Yang County	Multi-layer residential	35,749	298	413	485
		Sub-high-rise residential
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	-	-	165	151

Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong City	High-rise residential	-	-	39	38

Central Plaza	Hanzhong City	Commercial units	-	-	-	1

NanDajie (Mingzhu Xinjun)	Hanzhong City	High-rise residential	-	-	7	2
Total			35,749	298	624	677

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

Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2013:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	Total Number of Units	GFA under contract sales
Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong	High-rise residential	355,321	N/A	102,809
Oriental Pearl Garden	Hanzhong	High-rise and multi-layer residential	278,373	N/A	N/A
Shijin Project	Hanzhong	N/A	N/A	N/A	N/A
Yangzhou Pearl Garden	Yang County	High-rise and multi-layer residential	64,584	N/A	16,636
Yangzhou Palace	Yang County	High-rise residential	285,244	N/A	N/A
Total			983,522	N/A	119,445

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

Suppliers

Land Bank

In China, the supply of land is controlled by the government. Since the early 2000s, the real estate industry in China has been transitioning from an arranged system controlled by the PRC government to a more market-oriented system. At present, although the Chinese government still owns all urban land in China, land use rights with terms of up to 70 years can be granted to, and owned or leased by, private individuals and companies.

(a)  Land - under development

In 2009, the Company successfully acquired additional land use rights covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of its Mingzhu Garden project, which consisted of two large sub projects: Mingzhu Nanyuan and Mingzhu Beiyuan. Both of these sub projects were further developed under multiple phases. As of September 30, 2012, all of Mingzhu Nanyuan has been completed while most of Mingzhu Beiyuan was still under construction as of September 30, 2013.

In March 2011, the Company entered into a land transfer agreement with Hanzhong Guangxia Real Estate Development Limited (“Hanzhong”), which is a related party controlled by our Chief Executive Officer and major shareholder Mr. Xiaojun Zhu. Pursuant to the agreement, Hanzhong agreed to transfer land use rights covering 66 acres (GFA 44,000 square meters) to the Company at the fair value of RMB80,000,000 (approximately $13.0 million) based on an independent valuation report. The Company paid the purchase price in full and received the land use rights in March 2011. The Company started construction of Mingzhu Beiyuan on this property during the third quarter of fiscal 2012. The project was still under construction as of September 30, 2013. The construction of this project is expected to be completed in 1-1.5 years.

In May 2011, the Company successfully acquired additional land use rights covering GFA 62,700 square meters through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company planned to start the construction of the Oriental Pearl Garden project. The Company started construction on this property during the third quarter of fiscal 2012. The project was still under construction as of September 30,2013. The construction of this project is expected to be completed in 1-1.5 years.

(b)  Land - under planning

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,506,551 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2013, a deposit of $3,259,240 (RMB20,000,000) (2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,414,771 (RMB45, 500,000). As of September 30, 2013, the Company has made full payments of $7,414,771 and received the land use right certificate, so the related security deposit balance was reclassified to real estate properties under development – Shijin Project.

On November 18, 2011, the Company won two bids for land use rights by auction to obtain two parcels of land in Yang County for total consideration and a bidding commission of $12,972,199 (RMB 79,702,600). As of September 30, 2013, the Company had made full payment and received the land use right certificate, so the related security deposit balance was reclassified to real estate properties under development – Yangzhou Palace project.

All land transactions are required to be reported to and authorized by the local Bureau of Land and Natural Resources. As to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality selected through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2013, five over 10% suppliers accounted aggregately for more than 75% of the total project expenditures. One supplier accounted for 29% of project expenditures for the year ended September 30,  2012.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include three regional real estate developers:Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd.,(“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd.,(“Fenghui”) as well other national real estate developers including Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 18 years’ experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2013, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2013, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 116 full-time staff and employees.

Department
Management	17
Accounting Staff	6
Sales and marketing staff	69
Administrative	24
Total	116

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.7% year on year in the third quarter ended September 30, 2013 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports and to ensure the full-year official target of 7.7% GDP growth is met. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the first nine months of 2013. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

This Annual Report includes our Independent Registered Public Accounting Firm’s first audit report on internal control over financial reporting. We received a qualified opinion on our internal control over financial reporting from such accounting firm for the fiscal year ended September 30, 2013. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2013 and 2012, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2013 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

PRC economic, political and social conditions as well as government policies can affect our business.

The PRC economy differs from the economies of most developed countries in many aspects, including:

•	political structure;

•	degree of government involvement;

•	degree of development;

•	level and control of capital reinvestment;

•	control of foreign exchange; and

•	allocation of resources.

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

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

China HGS’s common stock is currently quoted on the NASDAQ Capital Market under the symbol “HGSH”. Between September 13, 2010 and July 19, 2012, China HGS’s common stock was quoted on the NASDAQ Global Market under the same symbol. Prior to China HGS’s listing on NASDAQ Global Market, its common stock was quoted on the OTC Bulletin Board under the symbol “CAHS.” The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated.

YEAR 2013	High Bid	Low Bid
1st Quarter Ended December 31, 2012	$4.90	$0.24
2nd Quarter Ended March 31,2013	$10.94	$2.78
3rd Quarter Ended June 30, 2013	$12.94	$6.30
4th Quarter Ended September 30, 2013	$10.18	$5.01

YEAR 2012	High Bid	Low Bid
1st Quarter Ended December 31, 2011	$1.66	$0.50
2nd Quarter Ended March 31, 2012	$1.14	$0.53
3rd Quarter Ended June 30, 2012	$1.18	$0.48
4th Quarter Ended September 30, 2012	$0.55	$0.24

Holders

According to the records of our transfer agent, China HGS had 287 stockholders of record as of September 30, 2013.

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

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

The real estate market in China plodded forward amid increasingly restrictive policies starting in 2011. On March 1, 2013, China’s State Council announced five general curbing principles to regulate the real estate market, including new initiatives aimed at streamlining the work responsibility system for property prices, controlling speculative property investments, increasing commodity housing and land supply, stepping up construction of affordable housing, as well as tightening controls of the market. The detailed measures include a 20 percent tax on profits from selling a home, a capital gains tax that is on the books but has not been widely enforced. Additionally, down payments and mortgage rates would be increased for second homes in certain cities. Cities and local governments were instructed to institute “property control targets and detailed implementation plans” by the end of March 2013. The State Council pointed out that China is in the progress of rapid urbanization and housing supply in major cities will not be able to meet demands in the short term. The State Council will maintain its control on speculative property investment and make efforts to meet the demands of home buyers.

The introduction of the cooling measures such as the “National Five” regulations has by far caused a temporary halt in land and property price appreciation. With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in 2013 remained challenging. While the government’s broad policy direction is likely to remain unchanged and the restrictive real estate policies have created a “wait-and-see” mentality among real estate buyers, the cumulative downward price adjustment has triggered the partial release of demand, creating a rise in transaction volumes in the 2013. Developers generally have been reducing inventory by adopting more aggressive sales tactics.

For fiscal 2013, our sales volume significantly increased compared to last year. Our total revenue, gross profit and net income for fiscal 2013 were $67,809,073, $26,280,341 and $20,791,565, respectively, representing an approximately 260%, 225% and 302% increase from last year, respectively

In the course of preparing the Company’s consolidated financial statements for the year ended September 30, 2013, the Company reviewed its revenue recognition policy with regard to its large high rise residential projects. Upon further research of ASC 360-20-40D “Sale of Condominium Units”, the Company concluded to adopt the percentage of completion method to account for real estate sales from these large high rise residential projects with construction periods over 18 -24 months.

We completed and started delivery of 3 new residential buildings with total GFA of 35,749 square meters, compared to 4 new residential buildings with GFA of 64,141 square meters completed in fiscal 2012. Since the end of fiscal 2012, the Company has been focusing on developing large high rise residential projects, including Mingzhu Garden – Mingzhu Beiyuan project, Oriental Garden project and certain high rise buildings in Yangzhou Pearl Garden project. The individual residential building in these projects are generally over 20 stories. The construction period for these real estate projects are over 18-24 months. As of September 30, 2013, all these large high rise residential projects are still under construction. In the past, the Company’s real estate projects were multi-layer apartment buildings and sub-high-rise apartment buildings, which are generally less than 11 stories and the related construction took around 12 months. If the Company continues to applying full accrual method to account for sales from these large high rise real estate projects, the Company’s revenue will show significant fluctuation in the next 2-3 years.

Total revenue recognized under the percentage of completion method for fiscal 2013 was $27,535,834 (2012- $Nil), representing 41% of total revenue for fiscal 2013, the related cost of these real estate sales for fiscal 2013 of $17,803,039 (2012-$Nil), representing 48% of total cost of real estate cost in fiscal 2013, the gross margin from the percentage of completion method was $9,732,795(2012-$Nil), representing 35% of total gross profit for fiscal 2013. The adoption of percentage of completion does not have any impact on the Company’s historical annual consolidated financial statements, because the Company just started development of these large high rise residential projects at the end of fiscal 2012 and did not report any revenue from these projects.

The housing prices in Tier 3 and Tier 4 cities and counties are stable from last year. While short-term market correction is a process that the property sector is bound to undergo, the fundamental demand for residential housing will remain given the rising per capita income, accelerating urbanization and increasing demand for better living environment. For fiscal 2013, our average selling price (“ASP”) for real estate completed projects (excluding sales of parking spaces) located in Yang County was approximately $441 per square meter, a slight increase from the ASP of $417 per square meter for the year ended September 30, 2012. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $703 per square meter, a slight decrease from the ASP of $754 per square meter for the year ended September 30, 2012 because more residential units were sold in fiscal 2013. The ASP for the completed real estate projects in Hanzhong and Yang County did not have significant fluctuations in fiscal 2013 and 2012.

Market Outlook

Looking ahead to the short to medium term, the overall property market is likely to be more active, but the rebound in property transaction volumes and prices would tend to be more moderate and rational, as the regulators continue to closely monitor the real estate market and make it more controllable. On the other hand, in addition to the cut in sales price during the difficult time in 2012, further squeezing in sector profitability may be expected. The real estate market is likely to undergo further product refinement and diversification, both geographically and in terms of product type.

The Government’s tightening policies should continue in 2014, which may make real estate developers face more difficulties in obtaining land use rights and bank loans. These governmental policies will also negatively affect buyers’ confidence and consumption psychology. Meanwhile, with affordable housing construction still underway, it takes time for abundant affordable housing to appear in the market. The Company therefore expects the purchase restrictions and price ceiling policies to continue, which however, should have less impact on the Company’s products comparing to the real estate market in Tier 1 and Tier 2 cities. Our customers have a constant growth in their disposable income. With lower housing price to family disposable income ratio and increasing urbanization level, there is a growing demand for high quality residential housing. The Company expects to continuously focus on developing real estate properties in prime locations of Tier 3 and Tier 4 cities and counties. In this perspective, the Company is positive about the outlook for the local real estate market, as end-user demand stemming from rising disposable income and ongoing urbanization stays robust.

We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late of fiscal 2012, we began the construction of the following large high rise residential projects in Hanzhong city and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 278,373 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 1-1.5 years. The pre-sale license was obtained in November 2013.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 355,321 square meters. The Company started construction in the third quarter of fiscal 2012 and expect to complete the whole construction in 1-1.5 years. The pre-sale license was obtained in April 2013.

Yangzhou Pearl Garden

The Company is currently constructing 5 high-rise residential buildings and 1 multi-layer residential building with total GFA of 64,854 square meters in Yangzhou Pearl Garden located in Yang County. The related pre-sales licenses were obtained in February 2013. The construction is expected to be completed in 1-1.5 years.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013. The related pre-sales license is expected to be obtained in later half of fiscal 2014. The construction is expected to be completed in 2-3 years.

Road Construction

In addition to the above residential projects, the Company was approved by Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads was approximately $3 million and was approved by Hanzhong Ministry of Finance. The related construction was substantially completed as of September 30, 2013. A further extension on these road construction projects was under discussion between the Company and the Hanzhong local government, and therefore, these two roads have not been delivered to the local government as of September 30, 2013. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

We expect these initiatives will help us cope with this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual ( estimated) Completion time of construction	Estimated time to sell of the property

Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2014-2015
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2014
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2014-2015
Hanzhong City Central Plaza	Completed prior to 2010	2014

Under development:	Estimated Completion time of construction
Hanzhong City Oriental Pearl Garden	To be completed in 1-1.5 years
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	To be completed in 1-1.5 years
Yang County Yangzhou Pearl Garden	To be completed in 1-1.5 years
Yang County Yangzhou Palace	To be completed in 2-3 year
Shijin Project	Under planning stage
Hanzhong City Mingzhu Road West	To be completed and delivered during fiscal 2014
Hanzhong City Liuhou Road	To be completed and delivered during fiscal 2014

RESULTS OF OPERATIONS

Revenues

The following is a breakdown of revenue for the years ended September 30, 2013 and 2012:

	For the year ended September 30,
	2013	2012
Revenue recognized under full accrual method	$40,273,239	$18,856,978
Revenue recognized under percentage of completion method	$27,535,834	$-
Total	$67,809,073	$18,856,978

Adoption of percentage of completion revenue recognition method

Since the end of fiscal 2012, the Company has been focusing on developing large high rise residential projects, including Mingzhu Garden – Mingzhu Beiyuan project, Oriental Garden project and certain high rise buildings in Yangzhou Pearl Garden project. The individual residential buildings in these projects are generally over 20 stories. The construction period for these real estate projects are over 18-24 months. As of September 30, 2013, all these large high rise residential projects were still under construction. In the past, the Company’s real estate projects were multi-layer apartment buildings and sub-high-rise apartment buildings, which are generally less than 11 stories and the related construction takes around 12 months. If the Company continues to applying full accrual method to account for sales from these large high rise real estate projects, the Company’s revenue will show significant fluctuation in the next 2-3 years.

In the course of preparing the Company’s consolidated financial statements for the year ended September 30, 2013, the Company reviewed its revenue recognition policy with regard to these large high rise residential projects. Upon further research of ASC 360-20-40D “Sale of Condominium Units”, the Company concluded to adopt the percentage of completion method to account for real estate sales from these large high rise residential projects with construction periods over 18 -24 months.

The adoption of percentage of completion method does not have any impact on the Company’s historical annual consolidated financial statements, because the Company just started development of these large high rise residential projects at the end of fiscal 2012 and did not report any revenue from these projects in the past.

Percentage of Completion method

Real estate sales for our long term real estate projects are recognized under percentage completion method in accordance with the provisions of ASC 360-20-40D “Sale of Condominium Units”. Revenue and profit from the sales of long term development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.        Construction is beyond a preliminary stage.
b.        The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.        Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.        Sales prices are collectible.
e.        Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $2,178,270 as of September 30, 2013 ( 2012- $Nil). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $5,109,758 as of September 30, 2013 ( 2012-$Nil).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Full accrual method

Revenue from the sales of short term development properties, where the construction period is expected to be 18 months or less is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.

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

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2013 and 2012, respectively:

	For the Years Ended September 30,
	2013		2012			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden	$19,896,650	49.4%	$15,067,820	79.9%	$4,828,830	32.0%
Mingzhu Xinju	5,832,713	14.5%	704,150	3.7%	5,128,563	728.3%
Mingzhu Garden (Nanyuan and Beiyuan)	14,543,876	36.1%	3,063,875	16.3%	11,480,001	374.7%
Central Plaza	-	-	21,133	0.1%	(21,133)	(100)%
Total Revenue	$40,273,239	100%	18,856,978	$100%	$21,416,261	113.6%
Sales Tax	(2,483,235)		(1,180,437)		(1,302,798)	110.4%
Revenue net of sales tax	$37,790,004		$17,676,541		20,113,463	113.8%

The revenues are derived from the sale of the completed residential buildings, commercial front-stores and parking spaces in projects. Revenues before sales tax increased by 113.6% to approximately $40.3 million for the year ended September 30, 2013 from approximately $18.9 million in the last year. The total GFA sold and delivered during fiscal 2013 was 72,811 square meters, representing an increase of 80.2% from 40,397 square meters completed and sold for fiscal 2012. The ASP for fiscal 2013 approximately amounted to $553 per square meter, increasing by 18.4% from the ASP of $467 per square meter in fiscal 2012 due to more commercial units being sold in fiscal 2013.

A significant portion of revenue for fiscal 2013 was from the sales of commercial units in NanDajie Project (Mingzhu Xinju) project. On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,441,450 (RMB33,911,426). The purchaser is related to one of the Company’s concrete suppliers for our Hanzhong City Oriental Pearl Garden project and Mingzhu Beiyuan project. The purchaser’s payments are guaranteed by third parties. The ownership certificate of the related property was issued to the purchaser on November 22, 2012.

Sales taxes for the years ended September 30, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the years ended September 30, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales taxes for fiscal 2013 increased by 110.4% from last year, primarily as a result of the increase in our revenue.

Revenue recognized under percentage completion method

		For the year ended September 30, 2013
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	59%	$40,650,179	$23,671,745	$23,617,745
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	57%	$6,784,363	$3,864,089	3,864,089
Total	420,175		47,434,542	27,535,834	27,535,834

(1)   Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)   Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2013 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of September 30, 2013 was $57,487,864. Total GFA sold under the contract sales was 103,309 square meters. The average unit price was $ 557 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was $40,650,179 for the year ended September 30, 2013 (2012- $Nil).

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of September 30, 2013 was $7,059,729. Total GFA sold under the contract sales was 16,636 square meters. The average unit price was $424 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was $6,784,363 for the year ended September 30, 2013 (2012- $Nil).

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2013		2012
						Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$4,780,229	12.8%	$896,532	9.35%	$3,883,697	433.1%
Construction costs	$32,503,859	87.2%	$8,693,477	90.65%	$23,810,382	273.9%
Total	$37,284,088	100%	$9,590,009	100%	$27,694,079	288.8%

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

Cost of sales was approximately $37.3 million for the year ended September 30, 2013 compared to $9.6 million for the year ended September 30, 2012. The $27.7 million increase in cost of sales was mainly attributable to the increase in total GFA sold during fiscal 2013 and approximately $17.8 million cost of sales recognized under percentage of completion method in fiscal 2013.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2013 were around $4.8 million, as compared to $0.9 million for the year ended September 30, 2012, representing an increase of $3.9 million from last year. The increase in costs of land use rights was consistent with the fact that the total GFA sold during for the year ended September 30, 2013 was significantly higher than fiscal 2012 and an additional approximately $2.7 million cost for land use rights was recognized under percentage of completion method in fiscal 2013.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2013 were approximately $32.5 million as compared to approximately $8.7 million for the year ended September 30, 2012, representing an increase of $23.8 million. The increase in construction cost was due to the increase in units sold reflected in the increased revenue recognized and an additional approximately $15.1 million construction cost was recognized under percentage of completion method in fiscal 2013.

 The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2013 increased to 55.0% from 50.9% for the year ended September 30, 2012, because a higher portion of revenue in fiscal 2012 was from commercial property and parking spaces with higher selling price. Most of properties sold during the year ended September 30, 2013 were residential units with lower selling prices.

Gross profits

Gross profit was approximately $26.3 million for the year ended September 30, 2013 as compared to approximately $8.1 million for the year ended September 30, 2012, representing an increase of $18.2 million, which was mainly attributable to the increase in revenue from GFA sold and additional revenue recognized under percentage of completion method for our long term construction projects. The overall gross profit as a percentage of real estate sales before sales tax decreased to 39% for the year ended September 30, 2013 from 43% for the year ended September 30, 2012, mainly due to lower sales of higher margin commercial units in Hanzhong City and Yang County during fiscal 2013. For fiscal 2013, our average selling price (“ASP”) for real estate completed projects (excluding sales of parking spaces) located in Yang County was approximately $441 per square meter, slightly increase from the ASP of $423 per square meter for the year end September 30, 2012. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $703 per square meter, a slightly decrease from the ASP of $754 per square meter for the year ended September 30, 2012 because more residential units were sold in fiscal 2013. The ASP for the completed real estate projects in Hanzhong and Yang County did not have significant fluctuation in fiscal 2013 and 2012.

	For the Year Ended September 30
	2013		2012
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden	$9,790,343	41%	$6,971,605	46%	$2,818,738	40.4%
Mingzhu Xinju	3,743,522	64%	164,714	23%	3,578,808	2172.7%
Mingzhu Garden ( Mingzhu Nanyuan and Beiyuan)	16,991,119	44%	2,117,018	69%	14,874,101	702.5%
Central Plaza	-	-	13,632	65%	(13,632)	(100)%
Sales Tax	(4,244,644)		(1,180,437)
Total Gross Profit	$26,280,341	39%	$8,086,532	43%
Total Revenue	$67,809,073		$18,856,978

Operating expenses

Total operating expenses increased by 56% or $1,436,238 to $4,002,651 for the year ended September 30, 2013 from $2,566,413 for the year ended September 30, 2012, as a result of an increase in general and administration expenses of $1,038,046 and an increase in selling and distribution expenses of $398,192.

The increase in selling expenses for fiscal 2013 was primarily attributed to more promotions, sales and marketing activities. The increasing revenue also resulted in higher sales commission expense. The higher general administration expense for fiscal 2013 was attributed to an additional $0.7 million consulting fee incurred for our real estate due diligence analysis and higher executive compensation, bonus, taxes and office expense.

However, as a percentage of total sales, the operating expenses decreased to 6% for fiscal 2013, from 14% for fiscal 2012, reflecting improved operating efficiency as real estate sales grow.

	As of September 30,
	2013	2012
General and administrative expenses	$3,087,434	$2,049,388
Selling expenses	915,217	517,025
Total Operating expenses	$4,002,651	$2,566,413
Percentage of Revenue	6%	14%

Interest Income (expense)

Net interest expense was $98,305 for the year ended September 30, 2013, compared to net interest expense of $73,628 for the year ended September 30, 2012. Interest expense for fiscal 2013 and 2012 of $72,400 from the one-year shareholder loan of $1,810,000 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum. The balance in fiscal 2013 was from our bank charges.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2013 and 2012.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In both fiscal 2013 and 2012, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2013 were $1,398,218. Income taxes increased in fiscal 2013 by 394% as compared to $283,077 for the year ended September 30, 2012 as a result of our significantly higher revenue in fiscal 2013.

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

Net income

We realized $20,791,565 in net income for the year ended September 30, 2013, representing a 302% or $15,615,472 increase as compared to $5,176,093 for the year ended September 30, 2012.

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

Translation adjustments amounted to $2,634,743 and $862,601 as of September 30, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at September 30, 2013 were translated at 6.1364 RMB to 1.00 USD as compared to 6.3190RMB to 1.00 USD at September 30, 2012. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2013 and 2012 were 6.2320 RMB to 1.00 USD and 6.3198 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. In the past, we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder. During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate, which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining balance of the loan was received on October 21, 2013.

As of September 30, 2013, the Company had an approximate deficit of $29 million in working capital, a decrease of $36.8 million as compared to $7.7 million as of September 30, 2012. It was mainly due to the fact that most of our real estate projects under construction are high-rise buildings, which generally take over 1- 1.5 years for the construction, so they are included in non-current assets. Our account payable balance significantly increased based on the construction progress.

Our total cash and restricted cash balance increased to approximately $7.2 million as of September 30, 2013, an increase of $5.0 million as compared to approximately $2.2 million as of September 30, 2012. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue improving during fiscal 2014.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also our major shareholder Xiaojun Zhu, has agreed to provide his personal funds, if necessary, to support our financial needs through September 30, 2014. In addition, the Company’s cash flows from pre-sales and sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results for the fiscal year ended September 30, 2013 and fiscal year ended September 30, 2012, are summarized as follows:

	As of September 30,
	2013	2012	Variance
Net cash used in operating activities	$(12,018,488)	$(7,838,690)	(4,179,798)
Net cash used in investing activities	$-	$-	-
Net cash provided by financing activities	$16,046,213	$-	16,046,213
Effect of changes of foreign exchange rate on cash	$745,690	$105,581	640,109
Net increase (decrease) in cash	$4,773,415	$(7,733,109)	12,506,524
Cash, beginning of year	$1,104,686	$8,837,795	(7,733,109)
Cash, end of year	$5,878,101	$1,104,686	4,773,415

Operating activities

Net cash used in operating activities for the year ended September 30, 2013 was $12.0 million, consisting of net income of $20.0 million, noncash adjustments of $0.1 million and net changes in our operating assets and liabilities, including a decrease in advances to venders of $2.5 million as advances were utilized in the real estate under construction, an increase in real estate property under development of $56.8 million resulting from more progress on our real estate projects, an increase of billings in excess of cost and earnings of $2.1 million offset with the increase of cost and earnings in excess of billings of $5.0 million resulted from using percentage of completion method of revenue recognition, the decrease in real estate property completed of $7.7 million due to increased sales , an increase of income tax payable of $2.1 million and an increase in accounts payable of $18.3 million resulted from more construction progress as well as a decrease of customer deposits of $10.5 million due to more real estate units being sold in fiscal 2013. The negative cash used in operating activities is mainly attributable to the significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong city and Yangzhou Pearl Garden project located in Yang County.

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

Financing activities

Net cash flows provided by financing activities amounted to $16,046,213 for the year ended September 30, 2013. During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate, which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining balance of the loan was received on October 21, 2013.

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

Critical Accounting Policies and Management Estimates

Revenue recognition

Adoption of percentage of completion revenue recognition method

Since the end of fiscal 2012, the Company has been focusing on developing large high rise residential projects, including Mingzhu Garden – Mingzhu Beiyuan project, Oriental Garden project and certain high rise buildings in Yangzhou Pearl Garden project. The individual residential building in these projects are generally over 20 stories. The construction period for these real estate projects are over 18-24 months. As of September 30, 2013, all these large high rise residential projects are still under construction. In the past, the Company’s real estate projects were multi-layer apartment buildings and sub-high-rise apartment buildings, which are generally less than 11 stories and the related construction takes around 12 months. If the Company continues to applying full accrual method to account for sales from these large high rise real estate projects, the Company’s revenue will show significant fluctuation in the next 2-3 years.

In the course of preparing the Company’s consolidated financial statements for the year ended September 30, 2013, the Company reviewed its revenue recognition policy with regard to these large high rise residential projects. Upon further research of ASC 360-20-40D “Sale of Condominium Units”, the Company concluded to adopt percentage of completion method to account for real estate sales from these large high rise residential projects with construction period over 18 -24 months.

The adoption of percentage of completion method does not have any impact on the Company’s historical annual consolidated financial statements, because the Company just started development of these large high rise residential projects at the end of fiscal 2012 and did not report any revenue from these projects in the past.

Percentage of Completion method

Real estate sales for the long term real estate projects are recognized under percentage completion method in accordance with the provisions of ASC 360-20-40D “Sale of Condominium Units”. Revenue and profit from the sales of long term development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.        Construction is beyond a preliminary stage.
b.        The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.        Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.        Sales prices are collectible.
e.        Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $2,178,270 as of September 30, 2013 ( 2012- $Nil). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $5,109,758 as of September 30, 2013 ( 2012-$Nil).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Full accrual method

Revenue from the sales of short term development properties, where the construction period is expected to 18 months or less is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

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

Real estate property development completed and real estate property under development are reclassified on the balance sheet into current and non-current portions based on the estimated date of construction completion and sales. The real estate property development completed classification is based on the estimated date that each property is expected to be sold within the Company’s normal operating cycle of the business and the Company’s sales plan. Real estate property development completed is classified as a current asset if the property is expected to be sold within the normal operating cycle of the business. Otherwise, it is classified as a non-current asset. Real estate property under development is classified as a current asset, if the property is reasonably expected to be completed within the Company’s normal operating cycle of the business. Otherwise, it is classified as a non-current asset. The majority of real estate projects the Company has completed in the past were multi-layer or sub-high-rise real estate projects. The Company considers its normal operating cycle is 12 months.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2013 and 2012, the Company did not recognize any impairment for real estate property under development and completed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China HGS Real Estate Inc.

We have audited the accompanying balance sheets of China HGS Real Estate Inc. (the “Company’) as of September 30, 2013 and 2012, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2013 expressed an adverse opinion.

/s/ Friedman LLP

New York, New York
December 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China HGS Real Estate Inc.

We have audited China HGS Real Estate Inc. (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will be prevented or detected on a timely basis. The following material weakness and significant deficiencies have been identified and included in management’s assessment as of September 30, 2013:

•
Ineffective control environment – significant control deficiencies were identified in various components of internal control, which, in aggregate, lead us to conclude that a material weakness exist in the control environment.

•
Inadequate controls over the period-end financial reporting process, including control over procedures used to reconcile the differences between the United States and Chinese generally accepted accounting principles (“GAAP”).

•	Inadequate design of internal controls over the approval procedures for certain material transactions.

The material weakness or significant deficiencies were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended September 30, 2013, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness describe above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated December 13, 2013 expressed an unqualified opinion.

/s/ Friedman LLP

New York, NY
December 13, 2013

CHINA HGS REAL ESTATE INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
ASSETS

Current assets:
Cash	$5,878,101	$1,104,686
Restricted cash	1,332,807	1,080,985
Advances to vendors	109,134	2,566,422
Loans to outside parties, net	-	20,957
Cost and earnings in excess of billings	2,178,270	-
Real estate property development completed	11,607,164	19,534,088
Real estate property under development	1,580,670	8,590,275
Other current assets	368,377	171,863

Total current assets	23,054,523	33,069,276

Property, plant and equipment, net	977,739	1,037,080
Real estate property development completed, net of current portion	7,619,811	6,691,813
Security deposits for land use right	3,259,240	22,894,698
Real estate property under development, net of current portion	142,916,601	56,021,787

Total Assets	$177,827,914	$119,714,654

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan – current portion	$4,888,860	$-
Accounts payable	22,527,686	3,828,880
Other payables	1,863,922	1,213,394
Construction deposits	357,447	301,318
Billings in excess of cost and earnings	5,109,758	-
Customer deposits	6,130,466	11,597,422
Shareholder loan	1,810,000	1,810,000
Accrued expenses	2,896,539	2,305,086
Taxes payable	6,612,707	4,336,458

Total current liabilities	52,197,385	25,392,558

Deferred tax liabilities	650,067	-
Customer deposits, net of current portion	13,410,081	17,743,993
Long-term bank loan, less current portion	11,407,340	-
Construction deposits, net of current portion	1,013,877	864,259

Total liabilities	78,678,750	44,000,810

Commitments and Contingencies

Stockholders' equity Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of September 30, 2013 and 2012	$45,050	$45,050
Additional paid-in capital	17,759,349	17,750,337
Statutory surplus	8,977,230	6,549,354
Retained earnings	63,257,918	44,894,229
Accumulated other comprehensive income	9,109,617	6,474,874

Total stockholders' equity	99,149,164	75,713,844

Total Liabilities and Stockholders' Equity	$177,827,914	$119,714,654

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012
Real estate sales	$67,809,073	$18,856,978
Less: Sales tax	4,244,644	1,180,437
Cost of real estate sales	37,284,088	9,590,009
Gross profit	26,280,341	8,086,532
Operating expenses
Selling and distribution expenses	915,217	517,025
General and administrative expenses	3,087,434	2,049,388
Total operating expenses	4,002,651	2,566,413
Operating income	22,277,690	5,520,119
Interest income (expense) - net	(98,305)	(73,608)
Other income - net	10,398	12,659
Income before income taxes	22,189,783	5,459,170
Provision for income taxes	1,398,218	283,077
Net income	20,791,565	5,176,093
Other comprehensive income
Foreign currency translation adjustment	2,634,743	862,601
Comprehensive income	$23,426,308	$6,038,694
Basic and diluted income per common share
Basic	$0.46	$0.11
Diluted	$0.46	$0.11
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,124,474	45,050,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock Shares	Par value $0.001 Amount	Additional Paid-in Capital	Statutory Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at September 30, 2011	45,050,000	$45,050	$17,724,085	$5,945,384	$40,322,106	$5,612,273	$69,648,898

Stock-based Compensation			26,252				26,252

Appropriation of statutory reserve				603,970	(603,970)		-

Net income for the year	-				5,176,093		5,176,093
Foreign currency translation adjustments						862,601	862,601
Balance at September 30, 2012	45,050,000	$45,050	$17,750,337	$6,549,354	$44,894,229	$6,474,874	$75,713,844

Stock-based Compensation			9,012				9,012

Appropriation of statutory reserve				2,427,876	(2,427,876)		-

Net income for the year	-				20,791,565		20,791,565
Foreign currency translation adjustments						2,634,743	2,634,743
Balance at September 30, 2013	45,050,000	$45,050	$17,759,349	$8,977,230	$63,257,918	$9,109,617	$99,149,164

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2013	2012
Cash flows from operating activities
Net income	$20,791,565	$5,176,093
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	88,818	89,363
Stock based compensation	9,012	26,252

Changes in assets and liabilities:
Restricted cash	(216,286)	(184,604)
Advances to vendors	2,494,790	3,435,815
Loans to outside parties	21,249	2,581,379
Security deposits for land use rights	20,005,071	(16,562,486)
Cost and earnings in excess of billings	(2,144,855)	-
Real estate property development completed	7,659,989	(7,110,766)
Real estate property under development	(76,766,598)	(126,162)
Other current assets	(188,464)	(85,398)
Accounts payables	18,299,774	(3,700,969)
Other payables	604,996	885,072
Customer deposits	(10,510,235)	7,089,879
Construction deposits	168,439	106,436
Billings in excess of cost and earnings	5,031,374	-
Accrued expenses	518,602	277,201
Taxes payable	2,114,271	264,205
Net cash used in operating activities	$(12,018,488)	$(7,838,690)

Cash flow from financing activities
Proceeds from bank loan	16,046,213	-
Proceeds from shareholder loan	-	3,142,332
Repayment of shareholder loan	-	(3,142,332)
Net cash provided by financing activities	$16,046,213	$-

Effect of changes of foreign exchange rate on cash	745,690	105,581
Net increase (decrease) in cash	4,773,415	(7,733,109)
Cash, beginning of year	1,104,686	8,837,795
Cash, end of year	$5,878,101	$1,104,686

Supplemental disclosures of cash flow information:
Interest paid	$55,839	$-
Income taxes paid	$780,908	$129,863

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS” or “we”, “our”, “us”) is a corporation organized under the laws of the State of Florida.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS Management and Consulting Co., Ltd (“Shaanxi HGS”), in November 2007 it entered into certain exclusive contractual agreements with the management of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha. Accordingly, Guangsha has been consolidated under ASC 810.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheet and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2013 and 2012.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2013 and 2012:

	Balance as of
	September 30,	September 30,
	2013	2012
Current assets	$23,034,850	$33,048,548
Non-current assets	154,300,638	86,174,640
Total assets	177,335,488	119,223,188

Current liabilities	50,221,227	24,829,667
Non-current liabilities	26,481,365	18,608,252
Total liabilities	$76,702,592	$43,437,919

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

Revenue recognition

Adoption of percentage of completion revenue recognition method

Since the end of fiscal 2012, the Company has been focusing on developing large high rise residential projects, including Mingzhu Garden – Mingzhu Beiyuan project, Oriental Garden project and certain high rise buildings in Yangzhou Pearl Garden project. The individual residential building in these projects are generally over 20 stories. The construction period for these real estate projects are over 18-24 months. As of September 30, 2013, all these large high rise residential projects are still under construction. In the past, the Company’s real estate projects were multi-layer apartment buildings and sub-high-rise apartment buildings, which are generally less than 11 stories and the related construction takes around 12 months. If the Company continues to applying full accrual method to account for sales from these large high rise real estate projects, the Company’s revenue will show significant fluctuation in the next 2-3 years.

In the course of preparing the Company’s consolidated financial statements for the year ended September 30, 2013, the Company reviewed its revenue recognition policy with regard to these large high rise residential projects. Upon further research of ASC 360-20-40D “Sale of Condominium Units”, the Company concluded to adopt percentage of completion method to account for real estate sales from these large high rise residential projects with construction period over 18 -24 months.

The adoption of percentage of completion does not have any impact on the Company’s consolidated financial statements for the year ended September 30, 2012, because the Company just started development of these large high rise residential projects in the end of fiscal 2012 and did not report any revenue from these projects as of September 30, 2012. However, the adoption had limited impact on the interim consolidated financial statements for the quarter ended June 30, 2013, because one of the residential buildings met the Company’s revenue recognition criteria under percentage of completion method. The related impact is disclosed in Note 13.

Percentage of Completion method

Real estate sales for the long term real estate projects are recognized under percentage completion method in accordance with the provisions of ASC 360-20-40D “Sale of Condominium Units”. Revenue and profit from the sales of long term development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

a.	Construction is beyond a preliminary stage.
b.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sales prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $2,178,270 as of September 30, 2013 ( 2012- $Nil). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $5,109,758 as of September 30, 2013 ( 2012-$Nil).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Full accrual method

Revenue from the sales of short term development properties, where the construction period is expected to 18 months or less is recognized by the full accrual method at the time of the closing of an individual unit sale. This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

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

	2013	2012
Year end RMB : USD exchange rate	6.1364	6.3190
Annual average RMB : USD exchange rate	6.2320	6.3198

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of September 30, 2013 and 2012, the balances of restricted cash totaled $1,332,807 and $1,080,985, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2013 and 2012, the Company had outstanding balance of advance to vendors in the amount of $109,134 and $2,566,422, respectively.

Loans to outside parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired. These loans bear no interest and they are due on demand. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of September 30, 2013 and 2012, the Company had outstanding balances of loans to outside parties in the amount of $Nil and $20,957, respectively.  All these loans were considered collectible based on the Company’s past experience.

Security deposits for land use rights

Security deposits for land use rights consist of the deposit held by the PRC government for the purchase of land use rights and the deposit held by an unrelated party to transfer its land use rights to the Company. The deposits will be reclassified to real estate property under development upon the transfers of legal title.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Real estate property development completed and real estate property under development are reclassified on the balance sheet into current and non-current portions based on the estimated date of construction completion and sales. The real estate property development completed classification is based on the estimated date that each property is expected to be sold within the Company’s normal operating cycle of the business and the Company’s sales plan. Real estate property development completed is classified as a current asset if the property is expected to be sold within the normal operating cycle of the business. Otherwise, it is classified as a non-current asset. Real estate property under development is classified as a current asset, if the property is reasonably expected to be completed within the Company’s normal operating cycle of the business. Otherwise, it is classified as a non-current asset. The majority of real estate projects the Company has completed in the past were multi-layer or sub-high-rise real estate projects. The Company considers its normal operating cycle is 12 months.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2013 and 2012, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

Property, plant and equipment, net

Property,plant and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally expensed in the year in which it is incurred.

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended September 30, 2013 and 2012.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2013 and 2012, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2013 and 2012.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2013, and 2012.

As of September 30, 2013, the tax years ended September 30, 2006 through September 30, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2010 through September 30, 2013 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, NanDajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden and Yangzhou Palace are located, requires a tax rate of 0.5%.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2013 and 2012 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2013 and 2012, the Company recorded advertising expenses of $150,339 and $99,733, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2013, five over 10% suppliers accounted aggregately for more than 75% of the total project expenditures. One supplier accounted for 29% of project expenditures for the year ended September 30, 2012. .

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2013 and 2012:

	Balance as of
	September 30, 2013	September 30, 2012
Development completed:
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$5,031,358	$10,957,861
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,638,775	3,651,828
Yang County Yangzhou Pearl Garden	11,941,367	11,019,854
Hanzhong City Central Plaza	615,475	596,358
Real estate property development completed	$19,226,975	$26,225,901
Less: Real estate property completed –short-term	$11,607,164	$19,534,088
Real estate property completed –long-term	$7,619,811	$6,691,813

Under development:
Hanzhong City Oriental Pearl Garden	53,467,802	30,964,847
Hanzhong City Mingzhu Garden – Mingzhu Beiyuan (a)	54,727,543	21,102,925
Yang County Yangzhou Pearl Garden (b)	7,637,133	11,620,714
Yang County Yangzhou Palace (note 5)	19,190,615	-
Hanzhong City Shijin Project (note 5)	7,893,522	-
Hanzhong City Mingzhu Road West (c)	1,280,332	732,571
Hanzhong City Liuhou Road (c)	300,323	191,005
Real estate property under development	$144,497,271	$64,612,062
Less: Short-term portion	$1,580,670	$8,590,275
Real estate property under development –long-term	$142,916,601	$56,021,787

(a)	The Company recognized $15,067,840 of development cost in cost of real estate sales under the percentage of completion method for the year ended September 30, 2013 (2012- $Nil)

(b)	The Company recognized $2,735,199 of development cost in cost of real estate sales under the percentage of completion method for the year ended September 30, 2013 (2012- $Nil)

(c)
In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by the Hanzhong Ministry of Finance. The related construction was substantially completed as of September 30, 2013. A further extension on this road construction was under discussion between the Company and the Hanzhong local government and therefore, these two roads have not been delivered to the local government as of September 30, 2013. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

As of September 30, 2013 and 2012, land use rights included in real estate property under development totaled $52,896,558 and $41,902,111, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2013 and 2012, property,plant and equipment was as follows:
	As of September 30,
	2013	2012
Buildings	$890,920	$865,175
Machinery	30,311	29,435
Office equipment	32,998	39,729
Automobiles	460,009	446,716
Total	1,414,238	1,381,055

Less: accumulated depreciation	436,499	343,975

Property, plant and equipment, net	$977,739	$1,037,080

Depreciation expense for the years ended September 30, 2013 and 2012 was $88,818 and $89,363, respectively.

NOTE 5. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,506,551 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2013, a deposit of $3,259,240 (RMB20,000,000) (2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,414,771 (RMB45, 500,000). As of September 30, 2013, the Company made full payments and received the land use right certificate, so the related security deposit balance was reclassified to real estate properties under development – Shijin Project (See note 3). As of September 30, 2012, the deposit balance was $7,265,390 (RMB45, 910,000).

On November 18, 2011, the Company won two bids for the land use rights by auction to obtain two parcels of land in Yang County for total consideration and the bidding commission of $12,972,199 (RMB79,702,600). As of September 30, 2013, the Company had made full payment and received the land use right certificate, so the related security deposit balance was reclassified to real estate properties under development – Yang County Yangzhou Palace project (See note 3). As of September 30, 2012, the deposit balance was $12,464,250 (RMB78, 761,600).

The Company classified the security deposits for land use rights to long term assets based on the Company’s development plan.

NOTE 6. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate (6.46% at September 30, 2013), which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining proceeds of the loan were received on October 21, 2013.

	As of September 30,
	2013	2012
China Construction Bank Loan	$16,296,200	$-
Less: current maturities of long-term bank loan	4,888,860	-
Bank loan	$11,407,340	$-

The weighted average interest rate of the loan was 6.46% as of September 30, 2013. For the year ended September 30, 2013, total loan interest was $55,839, which was capitalized in the development cost of Mingzhu Garden – Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $79,106,642 as of September 30, 2013. The Loan is also subject to certain covenants including current ratio not less than 2 and quick ratio not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. As a result, the Company met the current ratio requirement as of September 30, 2013. The Bank waived the quick ratio requirement for the year ended September 30, 2013 as the Mingzhu Beiyuan project was still under construction as of September 30, 2013.

The repayment of the loan is due and payable based on sales progress on the Mingzhu Beiyuan project and fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
May 20, 2014	$1,629,620	RMB	10,000,000
August 20, 2014	$3,259,240	RMB	20,000,000
February 20, 2015	$6,518,480	RMB	40,000,000
August 20, 2015	$6,518,480	RMB	40,000,000
February 10, 2016	$4,888,860	RMB	30,000,000
August 20, 2016	$1,629,620	RMB	10,000,000
Total	$24,444,300	RMB	150,000,000

NOTE 7.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2013	2012
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$11,013,061	$16,900,566
Oriental Pearl Garden	6,617,245	-
Yangzhou Pearl Garden	1,910,241	12,440,849

Total	$19,540,547	$29,341,415
Including: Customer deposits -short-term	$6,130,466	$11,597,422
Customer deposits - long-term	$13,410,081	$17,743,993

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

NOTE 8. SHAREHOLDER LOAN and RELATED PARTY TRANSACTIONS

The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest expense of $72,400 for the years ended September 30, 2013 and 2012, respectively. The Company did not pay this interest and it is recorded in accrued expenses in the balance sheets as of September 30, 2013 and 2012.

NOTE 9. STOCK OPTIONS

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

In January 2010, the Company’s Board of Directors granted stock options to three newly appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015. As of September 30, 2013 and 2012, 100% and 90% of the option awards have vested, respectively. For the year ended September 30, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2010 stock Options were forfeited, respectively.

On March 16, 2012, the Company’s Board of Directors granted stock options to three independent directors to purchase up to an aggregate of 34,000 shares of the Company’s common stock (“2012 Stock Options).  Twenty percent (20%) of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become vested over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.37 per share and the options expire on March 16, 2016. As of September 30, 2013 and 2012, 100% and 90% of the option awards have vested, respectively. For the year ended September 30, 2013 and 2012, a total of 24,000 shares and Nil share underlying the 2011 stock Options were forfeited, respectively.

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of September 30, 2013 and 2012, 33.3% and 8.3% of the option awards have vested, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Options granted in August 2012	Options granted in August 2011
Risk-free interest rate	0.19%	1.87%
Expected life of the options	3 year	5 year
Expected volatility	148%	65%
Expected dividend yield	0%	0%
Fair value	$8,400	$44,590

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

NOTE 9. STOCK OPTIONS (continued)

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2012	188,000	$2.41	2.88	$130,147
Granted	-	-	-	-
Forfeited	48,000	2.49	2.61	85,940
Exercised	-	-	-	-
Outstanding, September 30, 2013	140,000	$2.39	1.89	$44,207
Exercisable, September 30, 2013	60,000	$2.41	1.88	$38,608

Stock-based compensation expense recognized in the years ended September 30, 2013 and 2012, was $9,012 and $26,252, respectively. As of September 30, 2013 and 2012, there was $Nil and $9,012 of unrecognized compensation cost related to stock option awards that are expected to be recognized, respectively.

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2013, the Company had business sales tax payable of $5,257,194 (2012- $3,366,130), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2013 and 2012, the Company’s assessed income taxes were $1,398,218 and $283,077, respectively.

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

NOTE 10. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2013 and 2012:

	For the years ended September 30,
	2013	2012
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	(18.7)%	(19.8)%

Effective tax rate	6.3%	5.2%

Income tax expense for the years ended September 30, 2013 and 2012 is summarized as follows:

	For the years ended September 30,
	2013	2012
Current tax provision	758,123	283,077
Deferred tax provision	640,095	-

Income tax expense	1,398,218	283,077

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $251,392 and $169,980 as of September 30, 2013 and 2012, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2033. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2013 and 2012. The components of deferred taxes as of September 30, 2013 and 2012 consist of the following:

	For the years ended September 30,
	2013	2012
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	85,473	57,793
Valuation allowance	(85,473)	(57,793)
Deferred tax assets:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	650,067	-
Deferred tax liability – long term	650,067	-

The valuation allowance increased $27,680 and $33,541 for the years end September 30, 2013 and 2012, respectively

NOTE 10. TAXES (continued)

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

As at September 30, 2013, the Company made a prepayment on LAT of $96,232 with respect to completed real estate properties sold up to September 30, 2013. As at September 30, 2012, the outstanding LAT payable balance is $22,650 with respect to completed real estate properties sold up to September 30, 2012.

(D) Taxes payable consisted of the following:

	2013	2012

CIT	$764,836	$765,206
Business tax	5,257,194	3,366,130
Other taxes and fees	590,677	205,122

Total taxes payable	$6,612,707	$4,336,458

NOTE 11.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding. Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2013 and 2012, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

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

(b) Statutory surplus reserves

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2013 and 2012, the balance of statutory surplus reserve was $8,977,230 and $ 6,549,354, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2013 and 2012.

NOTE 12. CONTINGENCY AND COMMITMENTS

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,506,551 (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2013, a deposit of $3,259,240 (RMB20,000,000) (2012 - $3,165,058 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

NOTE 13. IMPACT OF NEW REVENUE RECOGNITION POLICY

As disclosed in note 2, the impact of adoption of percentage of completion revenue recognition method on the consolidated financial statements for the three and nine months ended June 30, 2013 as previously reported is summarized below:

	Balance Sheet as of June 30, 2013
	As previously reported-	Percentage completion method-
Cost and earnings in excess of billings	$-	$9,493
Deferred tax liability	-	16,106
Tax payable	4,890,993	4,955,415
Billings in excess of cost and earnings	$-	$826,540

	For the three months ended June 30, 2013		For the nine months ended June 30, 2013
	As previously reported-	Percentage completion method-	As previously reported-	Percentage completion method-

Revenue	$7,174,974	8,463,417	$37,561,349	$38,849,792
Cost of sales	(3,549,401)	(4,466,736)	(18,057,656)	(18,974,991)
Sales tax	(489,971)	(554,393)	(2,349,413)	(2,413,835)
Gross profit	3,135,602	3,442,288	17,154,280	17,460,966
Deferred tax provision	-	16,106	-	16,106
Net income	2,262,545	2,553,125	13,538,342	13,828,922

Basic and diluted income per common share
Basic	0.05	0.06	0.30	0.31
Diluted	0.05	0.06	0.30	0.31

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2013, because of the material weakness and significant deficiencies in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted an self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2013. In making its assessment, management adopted the criteria in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and generated the assessment report and working paper under the standardized testing procedures. Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2013 was ineffective for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013:

•
Absence of written information technology policies and procedures which could result in: (1) unauthorized system access; (2) application changes being implemented without adequate reliability testing; (3) over reliance on spreadsheet applications without quality control assurances (4) lack of formal data backup policies and procedures.

•
Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned.

•
Lack of segregation of duty in preparing and reviewing of adjustment entries for reconciling differences between US and PRC GAAP and could result in that the financial reporting may not be prepared accurately, consistently and timely.

•	Omission of appropriate approval procedures for certain transactions which could result in unauthorized transactions.

These control deficiencies on aggregated basis could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Friedman LLP, our independent registered public accounting firm, has audited our internal control over financial reporting and issued a report on the effectiveness of our internal control over financial reporting.

Remediation Efforts to Address Significant Deficiencies

To remediate the material weakness and significant deficiencies described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•
Engage a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establish formal policies and procedures in internal audit function.

•
Recruit qualified professionals with appropriately level of knowledge, experience and training in the application of U.S GAAP standard to prepare adjusting entries and to assist CFO in the financial reporting process.

•	Establish written policies and procedures to ensure appropriate and timely review and approval in all transaction process level.

•
Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weakness or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor entitled “As of September 30, 2013, we identified significant deficiencies in internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected” in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

Except as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2013, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	46	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	44	Director	2010
Christy Young Shue	50	Director	2012
John Chen	41	Director	2012
Yuankai Wen	66	Director	2010

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of fiscal year 2013 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2013 and the number of meetings each committee held in fiscal year 2013.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2013	4	1	1
M = Member
C = Chair

Executive Officers

Our executive officer and his age as of September 30, 2013 are as follows:

Name	Ages	Position
Xiaojun Zhu *	46	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	35	Chief Financial Officer

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

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2013, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

Compensation of Executive Officers

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2013 and 2012. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2013	32,593		-		(2)	32,593
Chairman of the Board (1)	2012	31,647		-		(2)	31,647
Wei (Samuel) Shen, Chief Financial Officer	2013	117,333	(3)	-	-		117,333
	2012	37,976	(3)	-	31,647	(4)	69,623

(1)
Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2013 and 2012. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.1364 to the U.S. dollar for fiscal 2013 and RMB6.3198 to the U.S. dollar for fiscal 2012

.
(2)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this perquisite is less than $10,000.

(3)
Samuel Shen became Chief Financial Officer of the Company in May 2012. For the year ended September 30, 2013, he received $117,333 for compensation as CFO pursuant to a contract (as described below) with the Company. For the year ended September 30, 2012, he received $37,976 for compensation as CFO pursuant to a contract (as described below) with the Company. Additional compensation in the amount of $31, 647 was paid to Mr. Shen in connection with his role as a VP Finance of the Company prior to May 2012.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2013 and 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2013 and 2012 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in fiscal 2013 and 2012 under any LTIP.

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

Employment Contracts and Termination of Employment

The following agreement was entered into by China HGS and the following executive officers:

Wei (Samuel) Shen

On May 28, 2012, the Company entered into a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company. The initial term of the contract was for one year and extended for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 (approximately US$9,778) and a discretional bonus of up to RMB180,000 (approximately US$29,333). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive the discretional bonus or restricted stock for the year ended September 30, 2013. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary to replace its written notice advancement obligation. Mr. Shen may terminate the contract with the Company by giving a ninety-day advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2013 Year End

None.

Compensation of Directors

The following tables provide information about the actual compensation earned by non-employee directors who served during fiscal 2013.

FISCAL 2013 DIRECTOR COMPENSATION
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Yuankai Wen	$16,296	-	$1,312	-	-	-	$17,608
John Chen**	$36,000	-	$3,850	-	-	-	$39,850
Christy Young Shue*	$24,000	-	$3,850	-	-	-	$27,850

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). This column represents the compensation expense for fiscal year 2013 for stock options. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2013.

Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.1364 to the U.S. dollar, the average exchange rate during 2013.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Ms. Shue, and Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively.  In addition, in August 2012, the Company has agreed to grant each of Ms. Shue, and Messrs. Chen, two new independent directors, nonstatutory stock options to purchase 60,000 and 60,000 shares of the Company’s common stock, respectively, which options shall vest in accordance with the schedule determined as of the date of grant. The Company did not grant stock option to independent directors in 2013.  In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 30, 2013 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen(5)	20,000	*
Christy Young Shue (5)	20,000	*
John Chen (5)	20,000	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,540,000	70.0%

* less than 1%
(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by such person. The number of shares beneficially owned includes Common Stock that such individual has the right to acquire as of September 30, 2013 or within 60 days thereafter, including through the exercise of stock options.

(2)
Percentage of beneficial ownership is based upon 45,050,000 shares of Common Stock outstanding as of September 30, 2013. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of September 30, 2013, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of Common Stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 20,000 shares of Common Stock exercisable as of September 30, 2013 or within 60 days thereafter.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	120,000	$2.37	1,880,000
Equity compensation plans not approved by security holders	20,000	$2.49	-
Total	140,000	$2.39	1,880,000

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

The following related party transactions occurred during the fiscal year ended September 30, 2013:
The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest of $72,400 for the years ended September 30, 2013 and 2012, respectively. The Company did not pay the interest and it is included in accrued expenses on the balance sheets as of September 30, 2013 and 2012.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal year 2013 and 2012. Fees (including reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2013 and 2012 were as follows:

	2013	2012
Audit Fees	240,000	$190,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	240,000	$190,000

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2013.

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

10.13*	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
10.14*	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu dated July 19, 2012 (12)
10.15*	Independent Director Agreement by and between China HGS Real Estate Inc. and John Chen, dated August 22, 2012. (13)
10.16*	Independent Director Agreement by and between China HGS Real Estate Inc. and Christy Young Shue, dated August 22, 2012. (14)
10.17*	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012. (15)
10.18*	Form of Indemnification Agreement (16)
10.19*	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu, dated July 19, 2013. (17)
10.20	Loan Agreement by and between Shaanxi Guangxia Investment Development Group Co., Ltd. and China Construction Bank, dated August 23, 2013. (18)

14	Code of Conduct (10)
21	List of subsidiaries of the Registrant (11)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.**	XBRL Instance Document

*	Represents management contract or compensatory plan or arrangement.
**	Filed herewith

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
(16) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 15, 2013.
(17) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 22, 2013.
(18) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 13, 2013	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: December 13, 2013	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer,	December 13, 2013
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	December 13, 2013
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 13, 2013
Shenghui Luo

/s/Christy Young Shue	Director	December 13, 2013
Christy Young Shue

/s/John Chen	Director	December 13, 2013
John Chen

/s/ Yuankai Wen	Director	December 13, 2013
Yuankai Wen

