Form 10-Q
period 2013-12-31
CHINA HGS REAL ESTATE INC.
filed 2014-02-07
CIK 1158420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 30, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Interim Financial Statements
	Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013	3
	Condensed Consolidated Statements of Income and Comprehensive Income for The Three Months Ended December 31, 2013 and 2012	4
	Condensed Consolidated Statements of Cash Flows for The Three Months Ended December 31, 2013and 2012	5
	Notes to Condensed Consolidated Financial Statements	6-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37-38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6	Exhibits	50
	Signatures	51

PART I: FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31	September 30
	2013	2013
ASSETS
Current assets:
Cash	$3,233,673	$5,878,101
Restricted cash	1,302,610	1,332,807
Advances to vendors	198,144	109,134
Cost and earnings in excess of billings	5,391,207	2,178,270
Real estate property development completed	11,413,583	11,607,164
Real estate property under development	1,708,660	1,580,670
Other current assets	459,689	368,377

Total current assets	23,707,566	23,054,523

Property, plant and equipment, net	962,283	977,739
Real estate property development completed, net of current portion	7,330,449	7,619,811
Security deposits for land use right	3,272,144	3,259,240
Real estate property under development, net of current portion	170,227,294	142,916,601

Total Assets	$205,499,736	$177,827,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$4,908,216	$4,888,860
Accounts payable	26,864,280	22,527,686
Other payables	3,639,846	1,863,922
Construction deposits	373,139	357,447
Billings in excess of cost and earnings	6,081,624	5,109,758
Customer deposits	7,051,799	6,130,466
Shareholder loan	6,145,591	1,810,000
Accrued expenses	2,803,811	2,896,539
Taxes payable	5,956,308	6,612,707

Total current liabilities	63,824,614	52,197,385
Long-term bank loan, less current portion	19,632,865	11,407,340
Deferred tax liabilities	958,212	650,067
Customer deposits, net of current portion	17,452,508	13,410,081
Construction deposits, net of current portion	1,017,892	1,013,877

Total liabilities	102,886,091	78,678,750
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2013 and September 30, 2013	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	8,977,230	8,977,230
Retained earnings	66,315,034	63,257,918
Accumulated other comprehensive income	9,516,982	9,109,617
Total stockholders' equity	102,613,645	99,149,164

Total Liabilities and Stockholders' Equity	$205,499,736	$177,827,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2013	2012
Real estate sales	$14,140,563	$11,003,415
Less: Sales tax	(946,688)	(710,717)
Cost of real estate sales	(9,145,841)	(3,830,244)
Gross profit	4,048,034	6,462,454
Operating expenses
Selling and distribution expenses	114,350	161,094
General and administrative expenses	540,229	560,971
Total operating expenses	654,579	722,065
Operating income	3,393,455	5,740,389
Interest income	4,559	-
Interest expense	(18,100)	(18,100)
Other income - net	-	7,952
Income before income taxes	3,379,914	5,730,241
Provision for income taxes	322,797	221,164
Net income	3,057,117	5,509,077
Other comprehensive income
Foreign currency translation adjustment	407,365	208,985
Comprehensive income	$3,464,482	$5,718,062
Basic and diluted income per common share
Basic	$0.07	$0.12
Diluted	$0.07	$0.12
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,127,025	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$3,057,117	$5,509,077
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	304,878	-
Depreciation	19,283	22,404
Stock based compensation	-	3,412
Changes in assets and liabilities:
Restricted cash	35,394	(77,263)
Accounts receivable	-	(4,664,334)
Advances to vendors	(88,377)	(1,806,155)
Loans to outside parties	-	15,903
Cost and earnings in excess of billings	(3,197,042)	-
Real estate property development completed	557,801	3,830,244
Real estate property under development	(26,805,615)	(6,376,199)
Other current assets	(89,649)	(9,542)
Accounts payables	4,237,763	306,655
Other payables	1,764,531	178,775
Billings in excess of cost and earnings	949,475	-
Customer deposits	4,875,305	3,019,617
Construction deposits	14,245	(731)
Accrued expenses	(103,277)	90,860
Taxes payable	(681,032)	(627,900)
Net cash used in operating activities	(15,149,200)	(585,177)

Cash flow from financing activities
Proceeds from shareholder loan	4,325,754	-
Proceeds from bank loan	8,161,800	-
Net cash provided by financing activities	12,487,554	-

Effect of changes of foreign exchange rate on cash	17,218	4,359
Net decrease in cash	(2,644,428)	(580,818)
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$3,233,673	$523,868
Supplemental disclosures of cash flow information:
Interest paid	$355,757	$-
Income taxes paid	$185,313	$404,003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s accounts have been prepared in accordance with U.S. GAAP on a going concern basis.  As of December 31, 2013, the Company had an approximate deficit of $40,117,048 in working capital because a significant portion of our real estate property under development are classified as a long term asset, although these real estate under developments are under pre-sale contracts. With respect to capital funding requirements, the Company budgeted our capital spending based on our ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our various construction suppliers, we were able to effectively manage cash spending on construction. We have a limited bank loan of $24,541,081 as of December 31, 2013, representing only 12.9% of total real estate assets including real estate property development completed and real estate property under development, which provides us additional capacity to access new bank loans if needed. Also our major shareholder, Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support our financial needs. In addition, the Company’s cash flows from pre-sales and current sales should provide sufficient financial support for our current developments and operations.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

Revenue recognition

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

Revenue recognition - continued

Percentage of Completion method

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $5,391,207 as of December 31, 2013 (September 30, 2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $6,081,624 as of December 31, 2013 (September 30, 2013-$5,109,758).

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

Revenue recognition - continued

Full accrual method

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

	For three months ended December 31,		September 30,
	2013	2012	2013
Period end RMB : USD exchange rate	6.1122	6.3011	6.1364

Three months average RMB : USD exchange rate	6.1261	6.2880	6.2320

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of December 31, 2013 and September 30, 2013, restricted cash totaled $1,302,610 and $ 1,332,807, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of December 31, 2013 and September 30, 2013, the Company had outstanding advances to vendors in the amount of $198,144 and $ 109,134, respectively.

Security deposits for land use rights

Security deposits for land use rights consist of a deposit held by the PRC government for the purchase of land use rights in Hanzhong City. The deposit will be reclassified to real estate property under development upon the transfer of legal title.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2013 and 2012, the Company did not recognize any impairment for real estate property under development and completed.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2013 and 2012, respectively.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the periods ended December 31, 2013 and September 30, 2013, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation - Stock compensation, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2013 and September 30, 2013.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2013, and 2012, respectively.

As of December 31, 2013, the tax years ended September 30, 2006 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2010 through December 31, 2013 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended December 31, 2013 and 2012 were net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended December 31, 2013, the dilutive effect of common shares from stock options was  77,025 (2012 –Nil).

Advertising expenses

Advertising costs are expensed as incurred. For the three months ended December 31, 2013 and 2012, the Company recorded advertising expenses of $48,743 and $51,115, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2013, none of the suppliers accounted for over 10% of project expenditures. One supplier accounted for 10.9% of project expenditures for the three months ended December 31, 2012.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,938,409	$5,031,358
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,645,264	1,638,775
Yang County Yangzhou Pearl Garden	11,543,824	11,941,367
Hanzhong City Central Plaza	616,535	615,475
Real estate property development completed	18,744,032	19,226,975
Less: Real estate property completed –short-term	11,413,583	11,607,164
Real estate property completed –long-term	$7,330,449	$7,619,811
Under development:
Hanzhong City Oriental Pearl Garden	$66,502,917	$53,467,802
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	59,155,010	54,727,543
Yang County Yangzhou Pearl Garden (b)	7,822,202	7,637,133
Yang County Yangzhou Palace	20,350,277	19,190,615
Hanzhong City Shijin Project	7,924,775	7,893,522
Hanzhong City Mingzhu Road West (c)	1,400,421	1,280,332
Hanzhong City Liuhou Road (c)	308,239	300,323
Hanzhong City Liangzhou Road (d)	8,472,113	-
Real estate property under development	171,935,954	144,497,271
Less: Short-term portion	1,708,660	1,580,670
Real estate property under development –long-term	$170,227,294	$142,916,601

(a)	The Company recognized $7,524,150 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2013 (2012- $Nil)

(b)	The Company recognized $1,063,902 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2013 (2012- $Nil)

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(c)
In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by the Hanzhong Ministry of Finance. The related construction was substantially completed as of December 31, 2013. A further extension on this road construction was under discussion between the Company and the Hanzhong local government and therefore, these two roads have not been delivered to the local government as of December 31, 2013. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

(d)
In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with Hanzhong local government on Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuing to the agreement, the Company is contracted to reform and expand Liangzhou Road, a commercial street at downtown of Hanzhong City, with a total length of 2,080 meters and width of 30 meters and resettle the existing residence in Liangzhou road area. The total of construction and residence’s resettlement cost (“Investment”) is approximately $33 million (RMB 202,265,310) in accordance with Liangzhou Agreement. The Company, in return, is compensated by local government to have an exclusive right on acquiring at least 394.5 Mu land use right in a specified location of Hanzhong City. The Company’s Investment on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use right. The Company is also authorized by local government to develop and manage the commercial units surrounding the Lianzhou Road. The Liangzhou Road Project just started in the end of 2013 and is expected to be completed by the end of 2014. The Company determines that this is a barter transaction with commercial substance and that the conditions for revenue recognition has not met until the completion of Liangzhou Road Project.

As of December 31, 2013 and September 30, 2013, land use rights included in real estate property under development totaled $59,941,143 and $52,896,558, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost approximately of $19.6 million (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of December 31, 2013, a deposit of $3,272,144 (RMB20,000,000) (September 30, 2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress. The Company has classified the security deposits for land use rights to long term assets based on the Company’s development plan

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,541,081 (RMB150,000,000) at an interest rate (6.46% at December 31, 2013), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. As of December 31, 2013, the Company received loan proceeds of $24,541,081 or RMB 150,000,000. (September 30, 2013-$16,296,200 or RMB 100,000,000) from the bank.

	December 31, 2013	September 30, 2013
China Construction Bank Loan	$24,541,081	$16,296,200
Less: current maturities of long-term bank loan	4,908,216	4,888,860
Bank loan – long term	$19,632,865	$11,407,340

The weighted average interest rate of the loan was 6.46% as of December 31, 2013 (September 30, 2013 – 6.46%). For the three months ended December 31, 2013, total loan interest was $356,567, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BANK LOAN (continued)

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $59,155,010 as of December 31, 2013 (September 30, 2013 - $54,727,543). The Loan is also subject to certain covenants including current ratio not less than 2 and quick ratio not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. As a result, the Company met the current ratio requirement as of December 31, 2013 and September 30, 2013, respectively. The bank waived the quick ratio requirement under the loan agreement as the Mingzhu Beiyuan project was still under construction.

The repayment of the loan is due and payable based on sales progress on the Mingzhu Beiyuan project and fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
May 20, 2014	1,636,072	10,000,000
August 20, 2014	3,272,144	20,000,000
February 20, 2015	6,544,288	40,000,000
August 20, 2015	6,544,288	40,000,000
February 10, 2016	4,908,216	30,000,000
August 20, 2016	1,636,073	10,000,000
Total	24,541,081	150,000,000

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2013	September 30, 2013

Customer deposits by real estate projects

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$11,592,390	$11,013,061
Hanzhong City Oriental Pearl Garden	10,224,172	6,617,245
Yangzhou Pearl Garden	2,687,745	1,910,241
Total	24,504,307	19,540,547

Including: Customer deposits -short-term	7,051,799	6,130,466
Customer deposits - long-term	$17,452,508	$13,410,081

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. SHAREHOLDER LOANS

	December 31, 2013	September 30, 2013
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	4,335,591	-
Total	$6,145,591	$1,810,000

(a)
The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest expense of $18,100 for the three months ended December 31, 2013 and 2012, respectively. The Company has not paid this interest and it is recorded in accrued expenses in the balance sheets as of December 31, 2013 and September 30, 2013.

(b)
On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha shall from time to time borrow up to RMB 50 million (approximately US$8.2 million) from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of December 31, 2013. As of December 31, 2013, the shareholder RMB loan balance was $4,335,591 (September 30, 2013-$Nil).,

NOTE 8. STOCK OPTIONS

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

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of December 31, 2013 and September 30, 2013, 41.6% and 33.3% of the option awards have vested, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:	Options granted in August 2012
Risk-free interest rate	0.19%
Expected life of the options	3 year
Expected volatility	148%
Expected dividend yield	0%
Fair value	$8,400

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCK OPTIONS (continued)

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2013	140,000	$2.39	1.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2013	140,000	$2.39	1.63	$44,207
Exercisable, December 31, 2013	70,000	$2.39	1.63	$39,308

Total stock-based compensation expense recognized in the three months ended December 31, 2013 and 2012, was $Nil and $3,412 respectively.

NOTE 9. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2013, the Company had business sales tax payable of $4,712,664 (September 30, 2013- $5,257,194), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended December 31, 2013 and 2012, the Company’s assessed income taxes were $17,919 and $221,164, respectively.

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31,
	2013	2012
Chinese statutory tax rate	25.0%	25.0%
Exemption rendered by local tax authorities	(15.4)%	(21.1)%

Effective tax rate	9.6%	3.9%

Income tax expense for the three months ended December 31, 2013 and 2012 is summarized as follows:

	For the three months ended December 31,
	2013	2012
Current tax provision	$17,919	$221,164
Deferred tax provision	304,878	-

Income tax provision	$322,797	$221,164

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $269,492 and $251,392 as of December 31, 2013 and September 30, 2013, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2033. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2013 and September 30, 2013. The components of deferred taxes as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	$91,627	$85,473
Valuation allowance	(91,627)	(85,473)
Deferred tax assets:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	958,212	650,067
Deferred tax liability- long term	$958,212	$650,067

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

B) Corporate income taxes (“CIT”)

The valuation allowance increased $6,154 and $7,314 for the three months end December 31, 2013 and 2012, respectively.

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at December 31, 2013, the Company made a prepayment on LAT of $50,831 with respect to completed real estate properties sold up to December 31, 2013. As at September 30, 2013, the prepayment on LAT was $96,232 with respect to completed real estate properties sold up to September 30, 2013.

(D) Taxes payable consisted of the following:

	December 31, 2013	September 30, 2013

CIT	$600,090	$764,836
Business tax	4,712,664	5,257,194
Other tax and fees	643,554	590,677
Total taxes payable	$5,956,308	$6,612,707

NOTE 10. CONTINGENCY AND COMMITMENTS

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

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. CONTINGENCY AND COMMITMENTS (continued)

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost approximately of $19.6 million (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of December 31, 2013, a deposit of $3,272,144 or RMB20,000,000 (September 30, 2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

NOTE 11. SUBSEQUENT EVENTS

During January 2014, the Company borrowed an additional  3,844,769 (RMB 23,500,000) from Mr. Xiaojun Zhu, in accordance with the Shareholder RMB Loan Agreement signed on December 31, 2013 (Note 7). The Company further borrowed $1,881,483 (RMB 11,500,000) from Mr. Xiaojun Zhu with the same loan terms to support the Company’s Liang Zhou Road construction project development and the Company’s working capital needs. As of January 31, 2014, the shareholder‘s RMB loan balance was $10,061,843(RMB 61,500,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report.

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

During 2013, the introduction of the cooling measures such as the “National Five” regulations has by far caused a temporary halt in land and property price appreciation. With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in 2013 remained challenging. Developers generally have been reducing inventory by adopting more aggressive sales tactics. On the other hand, real estate housing demands and sales remained stable. In general, property developers in the market, including the Company, recorded satisfactory sales growth.

China’s urbanization, rising incomes and growing demand for a higher standard of living continues to create a strong housing need in the market. The Company believes that the demand from first-time buyers amid ongoing urbanization is expected to remain robust. The PRC government’s continuous efforts to increase housing and land supply should be conducive to long-term healthy development of the property market.

For the three months ended December 31, 2013, our sales, gross profit and net income for the three months ended December 31, 2013 were $14,140,563, $4,048,034 and $3,057,117, respectively, representing an approximately 28.5% increase in sales from three months ended December 31, 2012 and 37.4% and 44.5% decrease in gross profit and net income from three months ended December 31, 2012, respectively. The decrease in gross profit and net income mainly resulted from a decrease in high margin commercial properties sold in the three month ended December 31, 2013.

The Company adopted the percentage of completion method in fiscal 2013 to account for real estate sales from large high rise residential projects with construction periods over 18 -24 months. Total revenue recognized under the percentage of completion method for the three months ended December 31, 2013 was $12,948,596 (2012- $Nil), representing 91.6% of total revenue for the quarter, with the related costs of these real estate sales was $8,588,040 (2012-$Nil), representing 93.9% of the real estate costs in the quarter. The gross profit from the percentage of completion method was $3,479,668 (2012-$Nil), representing 86.0% of the total gross profit for the quarter. The adoption of the percentage of completion method does not have any impact on the Company’s interim consolidated financial statements for the three months ended December 31 2012, because the related conditions for revenue recognition under percentage of completion method was not met for the three months ended December 31 2012.

For the three months ended December 31, 2013, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $425.7 per square meter, a decrease of 30.8% from the ASP of $615.2 per square meter for the three months ended December 31, 2012, due to less commercial units sold in this quarter. But the current quarter’s ASP is consistent with the annual ASP of $441 per square meter in Yang County for fiscal 2013. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $580.5 per square meter, a decrease from the ASP of $1,008.3 per square meter for the three months ended December 31, 2012. The higher ASP of Hanzhong real esteate projects in the first quarter of last year was a result of a sale of a large commercial floor located in Mingzhu Xinju project. For the three months ended December 31, 2012, the ASP for residential units in Hanzhong was $532.6 per square meter, which is consistent with the current quarter results.

Market Outlook

The Company expects the purchase restrictions and price ceiling policies to continue, which, however, should have less impact on the Company’s products comparing to the premium real estate market in Tier 1 and Tier 2 cities. Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. The Company expects to continuously focus on developing real estate properties in prime locations of Tier 3 and Tier 4 cities and counties. In this perspective, the Company is positive about the outlook for the local real estate market, as end-user demand stemming from rising disposable income and ongoing urbanization stays robust.

We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late fiscal 2012, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 273,693 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the whole construction in 1-1.5 years. The pre-sale license was obtained in November 2013.

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

Road Construction

In addition to the above residential projects, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads was approximately $3 million and was approved by Hanzhong Ministry of Finance. The related construction was substantially completed as of September 30, 2013. A further extension on these road construction projects was under discussion between the Company and the Hanzhong local government, and therefore, these two roads have not been delivered to the local government as of December 31, 2013. For these construction projects, the Company recognizes the fee as other revenue using the full accrual method when the project is completed.

The Company also entered into a framework agreement (“Liangzhou Agreement”) with Hanzhong local government on Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuing to the agreement, the Company is engaged to reform and expand Liangzhou Road, a commercial street at downtown of Hanzhong City, with total length of 2,080 meters and width of 30 meters and resettle the existing residence in Liangzhou road area. The total of construction and residence’s resettlement cost (“Deemed Investment”) is approximately $33 million (RMB 202,265,310) in accordance with Liangzhou Agreement. The Company, in return, is compensated by local government to have an exclusive right on acquiring at least 394.5 Mu land use right in a specified location of Hanzhong City. The Company’s Deemed Investment on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use right. The Company is also authorized by local government to develop and manage the commercial units surrounding the Lianzhou Road. The Liangzhou Road Project just started at the end of 2013 and is expected to be completed by the end of 2014. The Company determines that this is a barter transactions with commercial substance and that the conditions for revenue recognition has not met until the Company completes Liangzhou Road Project.

We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

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

Revenue recognition

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the periods ended December 31, 2013 and September 30, 2013, the Company did not recognize any impairment for real estate property under development and completed.

RESULTS OF OPERATIONS

 Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2013	2012

Revenue recognized under full accrual method	$1,191,967	$11,003,415
Revenue recognized under percentage of completion method	12,948,596	-
Total	$14,140,563	$11,003,415

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2013		2012		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$241,539	20.3%	$1,272,786	11.6%	$(1,031,247)	(81.0)%
Yangzhou Pearl Garden	950,428	79.7%	4,313,737	39.2%	(3,363,309)	(78.0)%
NanDajie (Mingzhu Xinju)	-		5,416,892	49.2%	(5,416,892)	(100)%

Total Real Estate Sales before Sales Tax	$1,191,967	100%	$11,003,415	100%	$(9,811,448)	(89.2)%
Sales Tax	(299,258)		(710,717)		411,459	(57.9)%
Revenue net of sales tax	$892,709		$10,292,698		$(9,399,980)	(91.3)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our first quarter ended December 31, 2013, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 89.2% to approximately $1.2 million for the three months ended December 31, 2013 from approximately $11.0 million for the same period last year. The total GFA sold during the three months ended December 31, 2013 was 2,649 square meters, representing a significant decrease from 13,028 square meters completed and sold for the three months ended December 2012. A significant portion of revenue for the first quarter last year was from the sales of commercial units in NanDajie Project (Mingzhu Xinju). On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038.

Sales tax for the three months ended December 31, 2013 and 2012 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2013 and 2012 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended December 31, 2013 decreased by 57.9% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

	For the three months ended December 31, 2013
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	69%	$52,069,959	$11,441,649	$35,113,394
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	62%	$8,642,278	$1,506,947	5,371,036
Total	420,175		60,712,237	12,948,596	40,484,430

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2013 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of December 31, 2013 was $63,207,604. Total GFA sold under the contract sales was 105,164 square meters. The average unit price was $591.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $52.1 million for the three month ended December 31, 2013 (2012- $Nil).

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of December 31, 2013 was $8,691,899. Total GFA sold under the contract sales was 20,764 square meters. The average unit price was $417.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $8.6 million for the three month ended December 31, 2013 (2012- $Nil).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2013		2012		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,139,115	12.5%	$645,018	14%	$494,097	76.6%
Construction cost	8,006,726	87.5%	3,185,226	86%	4,821,500	151.4%
Total cost	$9,145,841	100%	$3,830,244	100%	$5,315,597	138.8%

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

Cost of sales was approximately $9.1 million for the three months ended December 31, 2013 compared to $3.8 million for the three months ended December 31, 2012. The $5.3 million increase in cost of sales was mainly attributable to the increase in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2013 were $1,139,115, as compared to $645,018 for the three months ended December 31, 2012, representing an increase of $494,097 from the same quarter last year. The increase was consistent with the fact that the total revenue for the three months ended December 31, 2013 was higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2013 were approximately $8.0 million as compared to approximately $3.2 million for the three months ended December 31, 2012, representing an increase of $4.8 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2013 increased to 67.4% from 34.8% for the three months ended December 31, 2012, which was mainly attributable to the fact the majority of revenue from this quarter were derived from sales of lower margin residential properties.

Gross Profit

Gross profit was approximately $4.0 million for the three months ended December 31, 2013 as compared to approximately $6.5 million for the three months ended December 31, 2012, representing a decrease of 2.4 million, which was mainly attributable to the sales of lower margin residential properties. The overall gross profit as a percentage of real estate sales before sales tax decreased to 28.6% during the three months ended December 31, 2013 from 58.7% for the same quarter last year, mainly due to the fact that more commercial units with higher margins in Hanzhong City and Yang County were sold during the same quarter last year.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2013		2012
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,046,437	34.6%	$774,858	60.9%
Yangzhou Pearl Garden	948,285	38.6%	2,764,202	64.1%
NanDajie (Mingzhu Xinju)	-	-	3,634,111	67.1%
Sales Tax	(946,688)		(710,717)
Total Gross Profit	$4,048,034	28.6%	$6,462,454	58.7%
Total Real Estate Sales before Sales Tax	$14,140,563		$11,003,415

Operating Expenses

Total operating expenses decreased by 9.3% or $67,486 to $654,579 for the three months ended December 31, 2013 from $722,065 for the three months ended December 31, 2012 as a result of a 29.0% decrease in selling expense of $46,744 and a 3.7% decrease in general and administration expenses of $20,742.

The decrease in selling expenses for three months ended December 31, 2013 was primarily attributed to reduced promotions, sales and marketing activities and lower sale commission expense. The decrease in general administration expense for the three months ended December 31, 2013 was attributed to lower taxes and office expense.

	For Three Months Ended
	December 31,
	2013	2012

Selling expenses	$114,350	$161,094
General and administrative expenses	540,229	560,971
Total operating expenses	$654,579	$722,065
Percentage of Real Estate Sales before Sales Tax	4.6%	6.6%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended December 31, 2013 were $322,797 compared to $221,164 for the three months ended December 31, 2012 as a result of the increase in our revenue.

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

Net Income

We reported net income of $3,057,117 for the three months ended December 31, 2013, as compared to net income of $5,509,077 for the three months ended December 31, 2012. The decrease of $2.5 million in our net income was primarily due to the lower gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $407,365 and $208,985 for the three months ended December 31, 2013 and 2012, respectively.  The balance sheet amounts with the exception of equity at December 31, 2013 were translated at 6.1122 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2013 and 2012 were 6.1261 RMB and 6.2880 RMB, respectively.

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

During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount approximately of $24 million (RMB150,000,000) at an interest rate which is 5% over the benchmark interest rate and adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project.

During the three month ended December 31, 2013, the Company also entered into a loan agreement with its principal shareholder - Mr. Xiaojun Zhu. Pursuant to the agreement, the Company shall from time to time borrow up to approximately $8.2 million (RMB 50 million) from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The agreement has a one-year term at an interest rate equal to the China RMB loan annual benchmark rate of 6.15% as of December 31, 2013. As of December 31, 2013, the shareholder loan balance was $4,335,591.

In January 2014, the Company borrowed an additional 3,844,769 (RMB 23,500,000) from Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder in accordance with the Shareholder RMB Loan Agreement signed on December 31, 2013. The Company further borrowed $1,881,483 (RMB 11,500,000) from Mr. Xiaojun Zhu with the same loan terms to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. As of January 31, 2014, the shareholder‘s RMB loan balance was $10,061,843(RMB 61,500,000).

As of December 31, 2013, the Company had an approximate deficit of $40.1 million in working capital, an increase of $11 million as compared to $29.1 million as of September 30, 2013. It was mainly due to the fact that most of our real estate projects under construction are high-rise buildings which generally take over 1- 1.5 years for construction, so they are included in non-current assets. Our accounts payable balance significantly increased based on the construction in progress.

Our total cash and restricted cash balance decreased to approximately $4.5 million as of December 31, 2013, a decrease of $2.7 million as compared to approximately $7.2 million as of September 30, 2013. The decrease in cash and restricted cash balance mainly resulted from the ongoing spending on real estate construction and the new investment in the Liangzhou Road reformation and expansion project during the three months ended December 31, 2013. Since most of our customers are first-time home buyers and our affordable housing units are in the pre-sales stage, we expect our cash flow will continue improving during fiscal 2014.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our major shareholder, Mr Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support as on a as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

 In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended
	December 31,
	2013	2012
Net cash used in operating activities	$(15,149,200)	$(585,177)
Net cash provided by financing activities	12,487,554	-
Effect of change of foreign exchange rate on cash	17,218	4,359
Net cash decrease in cash	(2,644,428)	(580,818)
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$3,233,673	$523,868

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2013 was $15.1 million, consisting of net income of $3.1 million, noncash adjustments of $0.3 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $26.8 million due to the ongoing construction on Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, an increase in cost and earnings in excess of billings of $3.2 million offset by the increase of billings in excess of cost and earnings of $0.9 million resulted from using the percentage of completion method of revenue recognition, increases in accounts payable of $4.2 million and other payable of $1.8 million due to more progress payables on our real estate construction and an increase in customer deposits of $4.9 million resulted from real estate projects under presales. The negative cash provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Net cash used in operating activities during the three months ended December 31, 2012 was $0.6 million, consisting of net income of $5.5 million, noncash adjustments of $0.03 million and net changes in our operating assets and liabilities, which mainly included an increase in advances to venders of $1.8 million due to the more construction prepayments made on the projects under construction, an increase in account receivable of $4.7 million as we extended payment term for one major customer who made bulk purchase of commercial units in our Nan Dajie (Mingzhu Xinju) project located in Hanzhong City, an increase in real estate property under development of $6.4 million resulting from more progress on our real estate projects under development, a decrease in real estate property completed of $3.8 million due to sales and an increase in customer deposits of $3.0 million resulted from our pre-sale efforts. The negative cash provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $12.5 million for the three months ended December 31, 2013, which included bank loan of approximately $8.2 million and $4.3 million of shareholder loans from our principle shareholder.

 Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange Risk

All of our net sales, and a majority of our costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and majority of our cash assets are denominated in RMB, other than certain cash deposits we keep in a bank in Hong Kong and the U.S., appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividends we may issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by the PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Interest Rate Risk

We have not been, nor do we anticipate being exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts and interest expense on variable rate bank loan. We have not used, and do not expect to use in the future any derivative financial instruments to hedge our interest risk exposure. However, fluctuations in interest rates can lead to significant changes in our interest income and interest expense.

Credit Risk

We are exposed to credit risk from our cash in banks and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated unrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Our Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, our Company and our subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

⋅
Engage a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

⋅	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establish formal policies and procedures in internal audit function.

⋅
Recruit qualified professionals with appropriately level of knowledge, experience and training in the application of U.S GAAP standard to prepare adjusting entries and to assist CFO in the financial reporting process.

⋅	Establish written policies and procedures to ensure appropriate and timely review and approval in all transaction process level.

⋅
Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

The Company continued to engage the existing independent professional consulting firm to assist the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in fiscal 2014.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following risk factors as well as the risks described in our most recent Annual Report on Form 10-K, or any updates to our risk factors in our Quarterly Reports on Form 10- Q, together with all of the other information appearing in or incorporated by reference into this Quarterly Report, in light of your particular investment objectives and financial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

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

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

⋅	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;

⋅	shortages of materials, equipment, contractors and skilled labor;

⋅	disputes with our third-party contractors;

⋅	failure by our third-party contractors to comply with our designs, specifications or standards;

⋅	difficult geological situations or other geotechnical issues;

⋅	onsite labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

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

PRC economic, political and social conditions as well as government policies can affect our business.

The PRC economy differs from the economies of most developed countries in many aspects, including:

⋅	political structure;

⋅	degree of government involvement;

⋅	degree of development;

⋅	level and control of capital reinvestment;

⋅	control of foreign exchange; and

⋅	allocation of resources.

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

China HGS Real Estate, Inc.

February 7, 2014	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:/s/ Wei Shen
Wei Shen

