Form 10-Q
period 2014-03-31
CHINA HGS REAL ESTATE INC.
filed 2014-05-09
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2014	2013
ASSETS
Current assets:
Cash	$2,843,953	$5,878,101
Restricted cash	1,483,280	1,332,807
Advances to vendors	-	109,134
Cost and earnings in excess of billings	5,744,960	2,178,270
Real estate property development completed	9,472,719	11,607,164
Real estate property under development	-	1,580,670
Other current assets	583,328	368,377

Total current assets	20,128,240	23,054,523

Property, plant and equipment, net	930,331	977,739
Real estate property development completed, net of current portion	2,183,887	7,619,811
Security deposits for land use right	3,245,752	3,259,240
Real estate property under development, net of current portion	199,704,185	142,916,601
Accounts receivable-local government	3,161,946	-

Total Assets	$229,354,341	$177,827,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$11,360,132	$4,888,860
Accounts payable	25,424,259	22,527,686
Other payables	5,644,077	1,863,922
Construction deposits	370,131	357,447
Billings in excess of cost and earnings	8,745,055	5,109,758
Customer deposits	6,005,135	6,130,466
Shareholder loan	9,356,374	1,810,000
Accrued expenses	2,731,959	2,896,539
Taxes payable	9,177,823	6,612,707

Total current liabilities	78,814,945	52,197,385
Long-term bank loan, less current portion	12,983,008	11,407,340
Deferred tax liabilities	1,742,989	650,067
Customer deposits, net of current portion	19,681,160	13,410,081
Construction deposits, net of current portion	1,009,683	1,013,877

Total liabilities	114,231,785	78,678,750
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2014 and September 30, 2013	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	8,977,230	8,977,230
Retained earnings	79,763,614	63,257,918
Accumulated other comprehensive income	8,577,313	9,109,617
Total stockholders' equity	115,122,556	99,149,164

Total Liabilities and Stockholders' Equity	$229,354,341	$177,827,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013

Real estate sales	$49,907,770	$19,382,960	$64,048,333	$30,386,375
Less: Sales tax	3,007,183	1,148,725	3,953,871	1,859,442
Cost of real estate sales	31,392,779	10,678,011	40,538,620	14,508,255
Gross profit	15,507,808	7,556,224	19,555,842	14,018,678

Operating expenses
Selling and distribution expenses	253,916	297,914	368,266	459,008
General and administrative expenses	586,245	1,117,545	1,126,474	1,678,516
Total operating expenses	840,161	1,415,459	1,494,740	2,137,524

Operating income	14,667,647	6,140,765	18,061,102	11,881,154

Interest income	4,446	-	9,005	-
Interest (expense)	(128,411)	(18,100)	(146,511)	(36,200)
Other income (expenses) - net	-	7	-	7,959
Income before income taxes	14,543,682	6,122,672	17,923,596	11,852,913

Provision for income taxes	1,095,103	355,952	1,417,900	577,116
Net income	$13,448,579	$5,766,720	$16,505,696	$11,275,797

Other comprehensive income
Foreign currency translation adjustment	(939,669)	468,723	(532,304)	677,708

Comprehensive income	$12,508,910	$6,235,443	$15,973,392	$11,953,505

Basic and diluted income per common share
Basic	$0.30	$0.13	$0.37	$0.25
Diluted	$0.30	$0.13	$0.37	$0.25

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,126,214	45,116,695	45,126,214	45,090,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$16,505,696	$11,275,797
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	1,103,204	-
Depreciation	43,661	44,671
Stock based compensation	-	5,512
Changes in assets and liabilities:
Restricted cash	(157,070)	(127,177)
Accounts receivable	(3,183,853)	(4,030,621)
Advances to vendors	109,435	(1,475,065)
Loans to outside parties	-	15,917
Security deposits for land use rights	-	(398,329)
Cost and earnings in excess of billings	3,681,777	-
Real estate property development completed	7,542,703	7,834,524
Real estate property under development	(56,191,546)	(16,983,329)
Other current and non-current assets	(217,975)	(56,762)
Accounts payables	3,010,516	1,302,987
Other payables	3,814,113	652,305
Billings in excess of cost and earnings	(3,600,479)	-
Customer deposits	6,269,755	401,479
Construction deposits	14,260	95,605
Accrued expenses	(154,580)	184,157
Taxes payable	2,610,444	857,617
Net cash used in operating activities	(18,799,939)	(400,712)

Cash flow from financing activities
Proceeds from shareholder loan	7,598,660	-
Proceeds from bank loan	8,170,602	-
Net cash provided by financing activities	15,769,262	-

Effect of changes of foreign exchange rate on cash	(3,471)	8,219
Net decrease in cash	(3,034,148)	(392,493)
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$2,843,953	$712,193
Supplemental disclosures of cash flow information:
Interest paid	$751,854	$-
Income taxes paid	$244,997	$37,408

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s accounts have been prepared in accordance with U.S. GAAP on a going concern basis.  As of March 31, 2014, the Company had a deficit of $58,686,705 in working capital because a significant portion of our real estate property under development are classified as a long term asset, although this real estate under development is under pre-sale contracts. With respect to capital funding requirements, the Company budgeted our capital spending based on our ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our various construction suppliers, we were able to effectively manage cash spending on construction. We have a limited bank loan outstanding of $24,343,140 as of March 31, 2014, representing only11.6% of total real estate assets including real estate property development completed and real estate property under development, which provides us additional capacity to access new bank loans if needed. Also our major shareholder, Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support our financial needs. In addition, the Company’s cash flows from pre-sales and current sales should provide sufficient financial support for our current developments and operations.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term receivable approximates fair value since it is reported at the amount expected to be collected. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

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

Revenue recognition – continued

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $5,744,960 as of March 31, 2014 (September 30, 2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $8,745,055 as of March 31, 2014 (September 30, 2013-$5,109,758).

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

	For six months ended March 31,		September 30,
	2014	2013	2013
Period end RMB : USD exchange rate	6.1619	6.2666	6.1364
Period average RMB : USD exchange rate	6.1195	6.2825	6.2320

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of March 31, 2014 and September 30, 2013, restricted cash totaled $1,483,280 and $ 1,332,807, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of March 31, 2014 and September 30, 2013, the Company had outstanding advances to vendors in the amount of $ Nil and $109,134, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months and six months ended March 31, 2014 and 2013, the Company did not recognize any impairment for real estate property under development and completed.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2014 and 2013, respectively.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the periods ended March 31, 2014 and September 30, 2013, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, “Compensation - Stock compensation”, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2014 and September 30, 2013.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2014, and 2013, respectively.

As of March 31, 2014, the tax years ended September 30, 2009 through 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2010 through 2013 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and six months ended March 31, 2014 and 2013 were net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended March 31, 2014, the dilutive effect of common shares from stock options that were included in the calculation of diluted EPS was 76,214 (2013 –Nil).  For the three and six months ended March 31, 2013, the diluted effect of common shares from stock options that were included in the calculation of diluted EPS was 66,695 and 40,074 respectively.

Advertising expenses

Advertising costs are expensed as incurred. For the three and six months ended March 31, 2014, the Company recorded advertising expenses of $18,520 and $67,269 (2013 - $90,488 and $141,599), respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended March 31, 2014 and 2013 , one supplier accounted for approximately 11% and 31% of total project expenditures, respectively. For the six months ended March 31,2014, four suppliers accounted for 19%, 14%, 14%, and 10% of total project expenditures respectively. For the six months ended March 31, 2013, two suppliers accounted for approximately 23% and 14% of project expenditures, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$3,457,137	$5,031,358
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,631,993	1,638,775
Yang County Yangzhou Pearl Garden	5,955,914	11,941,367
Hanzhong City Central Plaza	611,562	615,475
Real estate property development completed	11,656,606	19,226,975
Less: Real estate property completed –short-term	9,472,719	11,607,164
Real estate property completed –long-term	$2,183,887	$7,619,811
Under development:
Hanzhong City Oriental Pearl Garden (c)	$59,441,712	$53,467,802
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	60,881,822	54,727,543
Yang County Yangzhou Pearl Garden (b)	7,731,386	7,637,133
Yang County Yangzhou Palace	27,803,561	19,190,615
Hanzhong City Shijin Project	7,860,856	7,893,522
Hanzhong City Mingzhu Road West (d)	-	1,280,332
Hanzhong City Liuhou Road (d)	-	300,323
Hanzhong City Hanfeng Beiyuan East(e)	224,135	-
Hanzhong City Liangzhou Road (f)	33,326,399	-
East 2nd Ring Road (g)	2,434,314	-
Real estate property under development	199,704,185	144,497,271
Less: Short-term portion	-	1,580,670
Real estate property under development –long-term	$199,704,185	$142,916,601

(a)	The Company recognized $4,511,268 and $12,035,418 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2014, respectively (2013- $Nil and $Nil)

(b)	The Company recognized $2,261,234 and $3,325,136 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2014, respectively (2013- $Nil and $Nil)

(c)	The Company recognized $15,274,148 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2014 (2013- $Nil and $Nil)

(d)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two these roads to the local government on March 21, 2014 with an approved price of $3.18 million. The Company recognized such revenue during the three and six months ended March 31, 2014. As of March 31, 2014, a receivable from the Hanzhong local government of $3,161,945 was included in the long term accounts receivable (September 30, 2013 - $Nil).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2014, the local government was still in the process of assessing the preliminary budget for these construction projects.

(f)	In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The original budgeted total of construction and related project cost (“Investment”) is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Company is also authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s Investment on Liangzhou Road Project is being treated as the Company’s deposit on purchasing the related land use rights. The Liangzhou Road Project started at the end of 2013 and is expected to be completed by the end of 2014. The budgeted Investment project was extended during the quarter, because the local government included more area and resettlement residences in the project. As of March 31, 2014, the actual costs incurred by the Company was $33,326,399 and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(g)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at a rate based on the commercial borrowing rate with the similar term as published by China construction bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of March 31, 2014 and September 30, 2013, land use rights included in real estate property under development totaled $55,026,639 and $52,896,558, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost approximately of $19.4 million (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of March 31, 2014, a deposit of $3,245,752 (RMB20,000,000) (September 30, 2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress. The Company has classified the security deposits for land use rights as a long term asset based on the Company’s development plan.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the "Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,343,140 (RMB150,000,000) at an interest rate (6.46% at March 31, 2014), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. As of March 31, 2014, the Company received the full loan proceeds from the bank. (September 30, 2013-$16,296,200 or RMB 100,000,000).

	March 31, 2014	September 30, 2013
China Construction Bank Loan	$24,343,140	$16,296,200
Less: current maturities of long-term bank loan	11,360,132	4,888,860
Bank loan – long term	$12,983,008	$11,407,340

The weighted average interest rate of the loan was 6.46% as of March 31, 2014 (September 30, 2013 – 6.46)%. For the three and six months ended March 31, 2014, total loan interest was $395,287 and $751,854, respectively, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $60,881,822 as of March 31, 2014 (September 30, 2013 - $54,727,543). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. As a result, the Company met the current ratio requirement as of March 31, 2014 and September 30, 2013, respectively. The bank waived the quick ratio requirement under the loan agreement as the Mingzhu Beiyuan project was still under construction.

The repayment of the loan is due and payable based on sales progress on the Mingzhu Beiyuan project and fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
May 20, 2014	$1,622,876	10,000,000
August 20, 2014	3,245,752	20,000,000
February 20, 2015	6,491,504	40,000,000
August 20, 2015	6491,504	40,000,000
February 10, 2016	4,868,628	30,000,000
August 20, 2016	1,622,876	10,000,000
Total	$24,343,140	150,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2014	September 30, 2013
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$12,740,221	$11,013,061
Hanzhong City Oriental Pearl Garden	10,869,594	6,617,245
Yangzhou Pearl Garden	2,076,480	1,910,241
Total	25,686,295	19,540,547

Including: Customer deposits -short-term	6,005,135	6,130,466
Customer deposits - long-term	$19,681,160	$13,410,081

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

NOTE 7. SHAREHOLDER LOANS

	March 31,2014	September 30, 2013
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	7,546,374	-
Total	$9,356,374	$1,810,000

(a)	The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest expense of $18,100 and $36,200 for the three and six months ended March 31, 2014 and 2013, respectively. The Company has not paid this interest and it is recorded in accrued expenses in the balance sheets as of March 31, 2014 and September 30, 2013.

(b)	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of March 31, 2014. As of March 31, 2014, the shareholder RMB loan balance was $7,546,374 (September 30, 2013-$Nil). The Company recorded interest expense of $108,817 and $109,552 for the three and six months ended March 31, 2014, respectively. The Company has not paid this interest and it is recorded in accrued expenses in the balance sheets as of March 31, 2014.

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

On August 22, 2012, the Company’s Board of Directors granted stock options to two independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of March 31, 2014 and September 30, 2013 50% and 33.3% of the option awards have vested, respectively.

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2013	140,000	$2.39	1.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2014	140,000	2.39	1.39	44,207
Exercisable, March 31, 2014	80,000	2.39	1.39	40,008

Total stock-based compensation expense recognized in the three and six months ended March 31, 2014 was $Nil (2013- $2,100 and $5,512, respectively).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2014, the Company had business sales tax payable of $7,410,565 (September 30, 2013- $5,257,194), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and six months ended March 31, 2014, the Company’s assessed income taxes were $296,777 and $314,696 (2013 - $355,952 and $577,116), respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2014 and 2013:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(17.5)%	(19.2)%	(17.1)%	(20.1)%
Effective tax rate	7.5%	5.8%	7.9%	4.9%

Income tax expense for the three and six months ended March 31, 2014 and 2013 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Current tax provision	$296,777	$355,952	$314,696	$577,116
Deferred tax provision	798,326	-	1,103,204	-
Income tax provision	$1,095,103	$355,952	$1,417,900	$577,116

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

B) Corporate income taxes (“CIT”)

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $287,592 and $251,392 as of March 31, 2014 and September 30, 2013, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2033. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2014 and September 30, 2013. The components of deferred taxes as of March 31, 2014 and September 30, 2013 consist of the following:

	March 31, 2014	September 30, 2013
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	$97,781	$85,473
Valuation allowance	(97,781)	(85,473)
Deferred tax assets:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	1,742,989	650,067
Deferred tax liability- long term	$1,742,989	$650,067

The valuation allowance increased $6,154 and $12,308 for the three and six months end March 31, 2014 (2013 - $6,868 and $14,182), respectively.

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at March 31, 2014, the Company had LAT payable of $136,976 with respect to completed real estate properties sold up to March 31, 2014. As at September 30, 2013, the prepayment on LAT was $96,232 with respect to completed real estate properties sold up to September 30, 2013.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2014	September 30, 2013

CIT	$830,891	$764,836

Business tax	7,410,565	5,257,194

Other tax and fees	936,367	590,677

Total taxes payable	$9,177,823	$6,612,707

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

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost approximately of $19.4 million (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of March 31, 2014, a deposit of $3,245,752 or RMB20,000,000 (September 30, 2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

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

During 2013, the introduction of the cooling measures such as the “National Five” regulations has by far caused a temporary halt in land and property price appreciation. With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in 2013 and 2014 remained challenging. Developers generally have been reducing inventory by adopting more aggressive sales tactics. On the other hand, real estate housing demands and sales remained stable. In general, property developers in the market, including the Company, recorded satisfactory sales growth.

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

For the three months ended March 31, 2014, our sales, gross profit and net income were $49,907,770, $15,507,808 and $13,448,579 respectively, representing an approximately 157.5%, 105.2% and 133.2% increase in sales, gross profit and net income from three months ended March 31, 2013, respectively. For the six months ended March 31, 2014, our sales, gross profit and net income were $64,048,333, $19,555,842 and $16,505,696 respectively, representing an approximately 110.8%, 39.5% and 46.4% increase in sales, gross profit and net income from the same period of last year, respectively. The significant increase in sales, gross profit and net income mainly resulted from sales of commercial units in the Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from the Oriental Garden project under the percentage completion method.

The Company adopted the percentage of completion method in fiscal 2013 to account for real estate sales from large high rise residential projects with construction periods over 18 -24 months. Total revenue recognized under the percentage of completion method for the three and six months ended March 31, 2014 was $33,533,887 and $46,482,483 (2013- $Nil and $Nil), representing 67.2% and 72.6% of total revenue for the three and six months ended March 31, 2014, respectively. The related costs of these real estate sales was $22,046,651 and $30,634,703 (2013-$Nil and $Nil) for the three and six months ended March 31, 2014, representing 70.2% and 75.6% of the real estate costs in the same periods of last year, respectively. The gross profit before sales taxes from the percentage of completion method was $11,487,236 and 15,847,780 (2013-$Nil and $Nil), representing 74.1% and 81.0% of the total gross profits for the three and six months ended March 31, 2014, respectively. The adoption of the percentage of completion method does not have any impact on the Company’s interim consolidated financial statements for the three and six months ended March 31, 2013, because the related conditions for revenue recognition under percentage of completion method was not met for the three and six months ended March 31, 2013.

For the six months ended March 31, 2014, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $666.7 per square meter, an increase of 52.7% from the ASP of $436.7 per square meter for the six months ended March 31, 2013, due to more commercial units in Yang Pearl Garden project sold in the three months ended March 31, 2014 with an ASP of $817.2 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $774.1 per square meter, consistent from the ASP of $759.2 per square meter for the six months ended March 31, 2013.

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

We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late fiscal 2013, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

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

Road Construction

In addition to the above residential projects, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads was approximately $3 million and was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with an approved price of $3.18 million. The Company recognized such revenue during the three and six months ended March 31, 2014.

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residence in the Liangzhou road area. The original budgeted total of construction and related project cost (“Investment”) is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government by having an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Company is also authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s Investment on the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights. The Liangzhou Road Project started during the end of 2013 and is expected to be completed by the end of 2014. The budgeted Investment project was extended during the quarter, because the local government included more area and resettlement residences in the project. As of March 31, 2014, the actual costs incurred by the Company was $33,326,399 and the incremental costs related to residence resettlement have been approved by the local government. The Company determined that the Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

Other road construction projects included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million) which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3 years with interest at the rate based on the commercial borrowing rate with similar terms as published by China Construction Bank. The local government also was allowed to refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the periods ended March 31, 2014 and September 30, 2013, the Company did not recognize any impairment for real estate property under development and completed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenues

The following is a breakdown of revenue:

	For three Months Ended March 31,
	2014	2013

Revenue recognized under full accrual method	$16,373,883	$19,382,960
Revenue recognized under percentage of completion method	33,533,887	-
Total	$49,907,770	$19,382,960

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For three Months Ended March 31,
	2014		2013		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,184,407	25.6%	$9,088,453	46.9%	$(4,904,046)	(54.0)%
Yangzhou Pearl Garden	9,005,623	55.0%	10,289,763	53.1%	(1,284,140)	(12.5)%
NanDajie (Mingzhu Xinju)	-		4,744	0.0%	(4,744)	(100)%
Road construction	3,183,853	19.4%	-		3,183,853	100%
Total Real Estate Sales before Sales Tax	$16,373,883	100%	$19,382,960	100%	$(3,009,077)	(15.5)%
Sales Tax	(1,330,489)		(1,148,725)		181,764	15.8%
Revenue, net of sales tax	$15,043,394		$18,234,235		$(3,190,841)	(17.5)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during our second quarter ended March 31, 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 15.5% to approximately $16.4 million for the three months ended March 31, 2014 from approximately $19.4 million for the same period last year. The total GFA sold during the three months ended March 31, 2014 was 17,998 square meters, representing a significant decrease from the 41,474 square meters completed and sold during the three months ended March 31, 2013. During this quarter, the Company sold approximately $7.0 million of commercial units in the Yang County Pearl Garden project with ASP of $$817.2 per square meter.  During the three months ended March 31, 2013, the Company completed and delivered two high-rise buildings in the Yangzhou Pearl Garden project and recognized approximately $8.2 million in revenue.

Sales tax for the three months ended March 31, 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended March 31, 2014 increased by 15.8% from the same period last year, primarily as a result of changes in revenue mix and the increase of a surtax.

 Revenue recognized under percentage completion method

	For the three months ended March 31, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	70%	$57,408,648	$7,097,114	$42,645,686
Oriental Garden	273,693	64%	34,944,895	23,235,050	23,235,050
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	70%	11,481,636	3,201,723	8,643,795
Total	693,868		$103,835,179	$33,533,887	$74,524,531

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of March 31, 2014 was $73,695,515. Total GFA sold under the contract sales was 129,362 square meters. The average unit price was $569.7 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $57.4 million as of March 31, 2014.

For Oriental Garden real estate property under development, the total contract sales as of March 31, 2014 was $41,317,544. Total GFA sold under the contract sales was 61,975 square meters. The average unit price was $666.6 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $34.9 million as of March 31, 2014.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of March 31, 2014 was $11,481,636. Total GFA sold under the contract sales was 26,691 square meters. The average unit price was $430.2 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $11.5 million as of March 31, 2014.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2014		2013		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$5,626,400	17.9%	$980,345	9%	$4,646,055	473.9%
Construction cost	25,766,379	82.1%	9,697,666	91%	16,068,713	165.7%
Total cost	$31,392,779	100%	$10,678,011	100%	$20,714,768	194.0%

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

Cost of sales was approximately $31.4 million for the three months ended March 31, 2014 compared to $10.7 million for the three months ended March 31, 2013. The $20.7 million increase in cost of sales was mainly attributable to the increase in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2014 were approximately $5.6 million, as compared to $1.0 million for the three months ended March 31, 2013, representing an increase of $4.6 million from the same quarter last year. The increase was consistent with the fact that the total revenue for the three months ended March 31, 2014 was higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2014 were approximately $25.8 million as compared to approximately $9.7 million for the three months ended March 31, 2013, representing an increase of $16.1 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2014 increased to 62.9% from 55.1% for the three months ended March 31, 2013, which was mainly attributable to the fact more commercial units were sold in Mingzhu Beiyuan project in the same quarter of last year. In addition, the margin from the municipal road construction projects are also lower as compared to the margins from our residential real estate projects.

Gross Profit

Gross profit was approximately $15.5 million for the three months ended March 31, 2014 as compared to approximately $7.6 million for the three months ended March 31, 2013, representing an increase of $7.9 million, which was mainly attributable to the sales of our residential properties in the Oriental Garden and MingZhu Beiyuan real estate projects. The overall gross profit as a percentage of real estate sales before sales tax decreased to 31.1% during the three months ended March 31, 2014 from 39.0% for the same quarter last year due to changes in the product mix and increasing land use right costs included in the recent projects.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2014		2013
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$5,317,918	47.1%	$5,289,839	58.2%
Yangzhou Pearl Garden	4,359,009	35.7%	3,411,927	33.2%
NanDajie (Mingzhu Xinju)	-		3,183	67.1%
Oriental Garden	7,960,901	34.3%
Road Construction	877,163	27.6%
Sales Tax	(3,007,183)		(1,148,725)
Total Gross Profit	$15,507,808	31.1%	$7,556,224	39.0%
Total Real Estate Sales before Sales Tax	$49,907,770		$19,382,960

Operating Expenses

Total operating expenses decreased by 40.6% or $575,298 to $840,161 for the three months ended March 31, 2014 from $1,415,459 for the three months ended March 31, 2013 as a result of a 14.8% decrease in selling expense of $43,998 and a 47.5% decrease in general and administration expenses of $531,300.

The decrease in selling expenses for three months ended March 31, 2014 was primarily attributed to reduced promotions, sales and marketing activities and lower sales commission expense. The decrease in general and administration expense for the three months ended March 31, 2014 was attributed to lower consulting fees and office expense.

	For Three Months Ended March 31,
	2014	2013

Selling expenses	$253,916	$297,914
General and administrative expenses	586,245	1,117,545
Total operating expenses	$840,161	$1,415,459
Percentage of Real Estate Sales before Sales Tax	1.7%	7.3%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended March 31, 2014 were $1,095,103 as compared to $355,952 for the three months ended March 31, 2013 as a result of the increase in our revenue.

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

Net Income

We reported net income of $13,448,579 for the three months ended March 31, 2014, as compared to net income of $5,766,720 for the three months ended March 31, 2013. The increase of approximately $7.7 million in our net income was primarily due to the results as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to a loss of $939,669 and a gain of $468,723 for the three months ended March 31, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at March 31, 2014 were translated at 6.1619 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2014 and 2013 were 6.1195 RMB and  6.2825 RMB, respectively.

Six Months Ended March 31, 2014 compared to Six Months Ended March 31, 2013

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2014	2013

Revenue recognized under full accrual method	$17,565,850	$30,386,375
Revenue recognized under percentage of completion method	46,482,483	-
Total	$64,048,333	$30,386,375

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2014		2013		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,425,946	25.2%	$10,361,239	34.1%	$(5,935,293)	(57.3)%
Yangzhou Pearl Garden	9,956,051	56.7%	14,603,500	48.1%	(4,647,449)	(31.8)%
NanDajie (Mingzhu Xinju)			5,421,636	17.8%	(5,421,636)	(100)%
Road construction	3,183,853	18.1%			3,183,853	-

Total Real Estate Sales before sales tax	$17,565,850	100%	$30,386,375	100%	$(12,820,525)	(42.2)%
Sales Tax	(1,629,747)		(1,859,442)		(229,695)	(12.4)
Revenue, net of sales tax	$15,936,103		$28,526,933		$(12,590,830)	(44.1)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during our first six months in fiscal 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 42.2% to approximately $17.6 million for the six months ended March 31, 2014 from approximately $30.4 million for the same period last year. The total GFA sold during the six months ended March 31, 2014 was 20,647 square meters, representing a significant decrease from the 54,502 square meters completed and sold during the six months ended March 31, 2013. A significant portion of our revenue for the first six months of last year was from the sales of commercial units in NanDajie Project (Mingzhu Xinju). On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038.

Sales tax for the six months ended March 31, 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended March 31, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the six months ended March 31, 2014 decreased by 12.4% from the same period last year, primarily as a result of the decrease in sales of completed real estate properties.

	For the six months ended March 31, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	70%	$57,408,648	$18,538,763	$42,645,686
Oriental Garden	273,693	64%	34,944,895	23,235,050	23,235,050
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	70%	11,481,636	4,708,670	8,643,795
Total	693,868		$103,835,179	$46,482,483	$74,524,531

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of March 31, 2014 was $73,695,515. Total GFA sold under the contract sales was 129,362 square meters. The average unit price was $569.7 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $57.4 million as of March 31, 2014.

For Oriental Garden real estate property under development, the total contract sales as of March 31, 2014 was $41,317,544. Total GFA sold under the contract sales was 61,975 square meters. The average unit price was $666.6 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $34.9 million as of March 31, 2014.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of March 31, 2014 was $11,481,636. Total GFA sold under the contract sales was 26,691 square meters. The average unit price was $430.2 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $11.5 million as of March 31, 2014.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2014		2013		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$6,765,515	16.7%	$1,625,363	11%	$5,140,152	316.2%
Construction cost	33,773,105	83.3%	12,882,892	89%	20,890,213	162.1%
Total cost	$40,538,620	100%	$14,508,255	100%	$26,030,365	179.4%

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

Cost of sales was approximately $40.5 million for the six months ended March 31, 2014 compared to $14.5 million for the six months ended March 31, 2013. The $26.0 million increase in cost of sales was mainly attributable to the increase in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2014 were approximately $6.8 million, as compared to $1.6 million for the six months ended March 31, 2013, representing an increase of $5.1 million from the same period last year. The increase was consistent with the fact that the total revenue for the six months ended March 31, 2014 was higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2014 were approximately $33.8 million as compared to approximately $12.9 million for the six months ended March 31, 2013, representing an increase of $20.9 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2014 increased to 63.3% from 47.7% for the six months ended March 31, 2014, which was mainly attributable to the fact the majority of revenue from this quarter were derived from more sales of lower margin residential properties.

Gross Profit

Gross profit was approximately $19.6 million for the six months ended March 31, 2014 as compared to approximately $14.0 million for the six months ended March 31, 2013, representing an increase of 5.5 million, which was mainly attributable to sales of commercial units in Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from Oriental Garden project under the percentage of completion method. The overall gross profit as a percentage of real estate sales before sales tax decreased to 30.5% during the three months ended March 31, 2014 from 46.1% for the same period last year, mainly due to the fact that more commercial units with higher margins in Hanzhong City and Yang County were sold during the same period last year.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2014		2013
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$9,364,355	40.8%	$6,064,690	58.5%
Yangzhou Pearl Garden	5,307,294	36.2%	6,176,137	42.3%
NanDajie (Mingzhu Xinju)	-		3,637,293	67.1%
Oriental Garden	7,960,901	34.3%
Road Construction	877,163	27.6%
Sales Tax	(3,953,871)		(1,859,442)
Total Gross Profit	$19,555,842	30.5%	$14,018,678	46.1%
Total Real Estate Sales before Sales Tax	$64,048,333		$30,386,375

Operating Expenses

Total operating expenses decreased by 30.1% or $642,784 to $1,494,740 for the six months ended March 31, 2014 from $2,137,524 for the six months ended March 31, 2013 as a result of a 19.8% decrease in selling expense of $90,742 and a 32.9% decrease in general and administration expenses of $552,042.

The decrease in selling expenses for six months ended March 31, 2014 was primarily attributed to reduced promotions, sales and marketing activities and lower sales commission expense. The decrease in general and administration expense for the six months ended March 31, 2014 was attributed to lower consulting fees and office expense.

	For Six Months Ended March 31,
	2014	2013

Selling expenses	$368,266	$459,008
General and administrative expenses	1,126,474	1,678,516
Total operating expenses	$1,494,740	$2,137,524
Percentage of Real Estate Sales before Sales Tax	2.3%	7.0%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the six months ended March 31, 2014 were $1,417,900 as compared to $577,116 for the six months ended March 31, 2013 as a result of the increase in our revenue.

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

Net Income

We reported net income of $16,505,696 for the six months ended March 31, 2014, as compared to net income of $11,275,797 for the six months ended March 31, 2013. The increase of approximately $5.2 million in our net income was primarily due to the results as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to a loss of $532,304 and a gain of $677,708 for the six months ended March 31, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at March 31, 2014 were translated at 6.1619 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2014 and 2013 were 6.1195 RMB and 6.2825 RMB, respectively.

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

During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of approximately $24 million (RMB150,000,000) at an interest rate which is 5% over the benchmark interest rate and adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project, which was still under construction.

During the six month ended March 31, 2014, the Company also entered into a loan agreement with its principal shareholder - Mr. Xiaojun Zhu. Pursuant to the agreement, the Company shall from time to time borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The agreement has a one-year term at an interest rate equal to the China RMB loan annual benchmark rate of 6.15% as of March 31, 2014. As of March 31, 2014, the shareholder loan balance was $7,546,374.

As of March 31, 2014, the Company had an approximate deficit of $58.7 million in working capital, an increase of $29.6 million as compared to $29.1 million as of September 30, 2013. It was mainly due to the fact that most of our real estate projects under construction are high-rise buildings which generally take 2-3 years for construction, so they are included in non-current assets. Our accounts payable balance significantly increased based on the construction in progress.

Our total cash and restricted cash balance decreased to approximately $4.3 million as of March 31, 2014, a decrease of $2.9 million as compared to approximately $7.2 million as of September 30, 2013. The decrease in our cash and restricted cash balances mainly resulted from the ongoing spending on our real estate construction projects and our new investment in the Liangzhou Road reformation and expansion project during the six months ended March 31, 2014.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our major shareholder, Mr Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support the Company on a as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

 In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2014	2013
Net cash used in operating activities	$(18,799,939)	$(400,712)
Net cash provided by financing activities	15,769,262	-
Effect of change of foreign exchange rate on cash	(3,471)	8,219
Net cash decrease in cash	(3,034,148)	(392,493)
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$2,843,953	$712,193

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 was $18.8 million, consisting of net income of $16.5 million, noncash adjustments of $1.1 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $56.2 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $7.5 million due to sales, an increase in cost and earnings in excess of billings of $3.6 million offset by the increase of billings in excess of cost and earnings of $3.7 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $3.0 million and other payable of $3.8 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $6.3 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Net cash used in operating activities during the six months ended March 31, 2013 was $0.4 million, consisting of net income of $11.3 million, noncash adjustments of $0.05 million and net changes in our operating assets and liabilities, which mainly included an increase in advances to venders of $1.5 million due to more construction prepayments made on the projects under construction, an increase in account receivable of $4.0 million as we extended payment term for one major customer who made bulk purchase of commercial units in our Nan Dajie (Mingzhu Xinju) project located in Hanzhong City, an increase in real estate property under development of $17.0 million resulting from more progress on our real estate projects under development, a decrease in real estate property completed of $7.8 million due to sales and an increase in accounts payable of $1.3 million resulted from more construction progress. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong city and Yangzhou Pearl Garden project located in Yang County.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $15.8 million for the six months ended March 31, 2014, which included bank loans of approximately $8.2 million and $7.6 million of shareholder loans from our CEO, Chairman, and principle shareholder.

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

Interest Rate Risk

We have not been, nor do we anticipate being exposed to material risks due to changes in interest rates. Our risk exposure to changes in bank interest and shareholder loan rates relate primarily to the interest income generated by cash deposited in interest-bearing savings accounts and interest expense on variable rate bank loans. We have not used, and do not expect to use in the future any derivative financial instruments to hedge our interest risk exposure. However, fluctuations in interest rates can lead to significant changes in our interest income and interest expense.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engage a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establish formal policies and procedures in internal audit function.

•	Recruit qualified professionals with appropriate level of knowledge, experience and training in the application of U.S GAAP standard to prepare adjusting entries and to assist our Chief Financial Officer in the financial reporting process.

•	Establish written policies and procedures to ensure appropriate and timely review and approval in all transaction process level.

•	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and six months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.4% for the three months ended March 31, 2014 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports and to ensure the full-year official target of 7.5% GDP growth is met. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2013 and first three months in 2014. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

Our annual report on Form 10-K for the fiscal year ended September 30, 2013 included our Independent Registered Public Accounting Firm’s first audit report on internal control over financial reporting. We received a qualified opinion on our internal control over financial reporting from such accounting firm for the fiscal year ended September 30, 2013. The Company’s remediation plan is listed in Item 4 of this quarterly report. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

We may be deemed a PRC resident enterprise for PRC tax purposes under the Enterprise Income Tax Law, which could result in the imposition of a 25% enterprise income tax payable on our taxable global income.

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (‘‘Income Tax Law’’), which took effect on January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (‘‘Implementation Rules’’) were also enacted, and took effect on January 1, 2008. In accordance with the laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

Under the Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their ‘‘de facto management body’’ within the PRC. Under the Implementation Rules, ‘‘de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a ‘‘de facto management body’’ in China. All of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the limited history of the Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2014 and 2013, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the three and six months ended March 31, 2014 and 2013 were significantly different than they would have been had the Company been assessed at the statutory rates.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer (“Circular 698”) released in December 2009 by China's State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

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

China HGS Real Estate, Inc.

May 9, 2014	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

