Form 10-Q
period 2014-06-30
CHINA HGS REAL ESTATE INC.
filed 2014-08-08
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$2,672,883	$5,878,101
Restricted cash	1,702,740	1,332,807
Advances to vendors	-	109,134
Cost and earnings in excess of billings	6,888,871	2,178,270
Real estate property development completed	6,733,547	11,607,164
Real estate property under development	-	1,580,670
Other current assets	656,522	368,377

Total current assets	18,654,563	23,054,523

Property, plant and equipment, net	919,806	977,739
Real estate property development completed, net of current portion	3,163,831	7,619,811
Security deposits for land use right	3,248,652	3,259,240
Real estate property under development, net of current portion	231,621,911	142,916,601
Accounts receivable-Local government	3,164,770	-

Total Assets	$260,773,533	$177,827,914

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$9,745,955	$4,888,860
Short-term loan -other	15,286,531	-
Accounts payable	25,173,845	22,527,686
Other payables	10,263,258	1,863,922
Construction deposits	367,560	357,447
Billings in excess of cost and earnings	8,656,785	5,109,758
Customer deposits	5,883,390	6,130,466
Shareholder loan	7,462,654	1,810,000
Accrued expenses	3,066,621	2,896,539
Taxes payable	10,664,083	6,612,707

Total current liabilities	96,570,682	52,197,385
Long-term bank loan, less current portion	12,994,607	11,407,340
Deferred tax liabilities	2,323,962	650,067
Customer deposits, net of current portion	24,472,081	13,410,081
Construction deposits, net of current portion	1,004,087	1,013,877

Total liabilities	137,365,419	78,678,750
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding June 30, 2014 and September 30, 2013	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	8,977,230	8,977,230
Retained earnings	87,924,885	63,257,918
Accumulated other comprehensive income	8,701,600	9,109,617
Total stockholders' equity	123,408,114	99,149,164

Total Liabilities and Stockholders' Equity	$260,773,533	$177,827,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013

Real estate sales	$28,854,104	$7,174,974	$92,902,437	$37,561,349
Less: Sales tax	1,746,835	489,971	5,700,706	2,349,413
Cost of real estate sales	17,538,690	3,549,401	58,077,310	18,057,656
Gross profit	9,568,579	3,135,602	29,124,421	17,154,280

Operating expenses
Selling and distribution expenses	154,007	184,518	522,273	643,526
General and administrative expenses	557,779	542,836	1,684,253	2,221,352
Total operating expenses	711,786	727,354	2,206,526	2,864,878

Operating income	8,856,793	2,408,248	26,917,895	14,289,402

Interest income	3,401	-	12,406	-
Interest (expense)	(17,793)	(18,100)	(164,304)	(54,300)
Other income (expenses) - net	-	(319)	-	7,640
Income before income taxes	8,842,401	2,389,829	26,765,997	14,242,742

Provision for income taxes	681,130	127,284	2,099,030	704,400
Net income	$8,161,271	$2,262,545	$24,666,967	$13,538,342

Other comprehensive income (loss)
Foreign currency translation adjustment	124,287	1,337,601	(408,017)	2,015,309

Comprehensive income	$8,285,558	$3,600,146	$24,258,950	$15,553,651

Basic and diluted income per common share
Basic	$0.18	$0.05	$0.55	$0.30
Diluted	$0.18	$0.05	$0.55	$0.30

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,125,144	45,115,382	45,125,144	45,115,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$24,666,967	$13,538,342
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	1,681,415	-
Depreciation	54,933	67,151
Stock based compensation	-	7,612
Changes in assets and liabilities:
Accounts receivable	(3,174,981)	(2,474,262)
Advances to vendors	109,130	1,517,734
Loans to outside parties	-	(943,110)
Cost and earnings in excess of billings	(4,732,899)	-
Real estate property development completed	9,297,037	8,512,382
Real estate property under development	(87,876,687)	(33,833,410)
Other current and non-current assets	(290,275)	(120,144)
Accounts payables	2,728,118	8,968,016
Other payables	8,432,511	622,260
Billings in excess of cost and earnings	3,575,124	-
Customer deposits	10,913,504	5,127,523
Construction deposits	4,793	152,481
Accrued expenses	179,365	282,239
Taxes payable	4,085,999	446,139
Net cash provided by (used in) operating activities	(30,345,946)	1,870,953

Cash flow from financing activities
Restricted cash	(375,470)	(136,176)
Proceeds from shareholder loan	7,577,486	-
Repayment of shareholder loan	(1,906,593)	-
Proceeds from bank loan	8,147,834	-
Repayment of bank loan	(1,629,567)	-
Proceeds from short-term loan	15,335,854	-
Net cash provided by financing activities	27,149,544	(136,176)

Effect of changes of foreign exchange rate on cash	(8,816)	49,333
Net increase (decrease) in cash	(3,205,218)	1,784,110
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$2,672,883	$2,888,796
Supplemental disclosures of cash flow information:
Interest paid	$1,143,784	$-
Income taxes paid	$291,776	$243,474
Non Cash transaction:
Transfer of security deposit for land use rights to real estate under development	$-	$12,589,971

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s financial statements have been prepared in accordance with U.S. GAAP on a going concern basis.  As of June 30, 2014, the Company had a deficit of $77,916,119 in working capital because all our real estate property under development was classified as a long term asset, although this real estate under development is under pre-sale contracts. With respect to our capital funding requirements, the Company budgeted our capital spending based on our ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our various construction suppliers, we were able to effectively manage cash spending on construction. We have a limited loan outstanding of $38,027,093 as of June 30, 2014, representing only15.7% of total real estate assets including real estate property development completed and real estate property under development, which provides us additional capacity to access new bank loans if needed. Also, our major shareholder, Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support our financial needs.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest.

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $6,888,871 as of June 30, 2014 (September 30, 2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $8,656,785 as of June 30, 2014 (September 30, 2013-$5,109,758).

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

	For nine months ended June 30,		September 30,
	2014	2013	2013
Period end RMB : USD exchange rate	6.1564	6.1732	6.1364
Period average RMB : USD exchange rate	6.1366	6.2559	6.2320

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of June 30, 2014 and September 30, 2013, restricted cash totaled $1,702,740 and $ 1,332,807, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of June 30, 2014 and September 30, 2013, the Company had outstanding advances to vendors in the amount of $ Nil and $109,134, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months and nine months ended June 30, 2014 and 2013, the Company did not recognize any impairment for real estate property under development and completed.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended June 30, 2014 and 2013, respectively.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the periods ended June 30, 2014 and September 30, 2013, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2014 and September 30, 2013.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2014, and 2013, respectively.

As of June 30, 2014, the tax years ended September 30, 2009 through 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax returns are subject to examination by tax authorities for three years from the date of filling.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and nine months ended June 30, 2014 and 2013 were net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended June 30, 2014, the dilutive effect of common shares from stock options that were included in the calculation of diluted EPS was 75,144 .  For the three months and nine months ended June 30, 2013, the dilutive effect of common shares from stock options that were included in the calculation of diluted EPS was 65,382.

Advertising expenses

Advertising costs are expensed as incurred. For the three and nine months ended June 30, 2014, the Company recorded advertising expenses of $41,870 and $109,139 (2013 - $54,265 and $195,864), respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended June 30, 2014, none of supplier accounted for more than 10% of total project expenditure for the three months ended June 30, 2013, two suppliers accounted for 27.5% and 10.7% of project expenditures, respectively. For the nine months ended June 30, 2014, one supplier accounted for 10.1% of total project expenditures. For the nine months ended June 30, 2013, two suppliers accounted for 16.5% and 16.3% of project expenditures.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,143,262	$5,031,358
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,633,451	1,638,775
Yang County Yangzhou Pearl Garden	5,508,556	11,941,367
Hanzhong City Central Plaza	612,109	615,475
Real estate property development completed	9,897,378	19,226,975
Less: Real estate property completed –short-term	6,733,547	11,607,164
Real estate property completed –long-term	$3,163,831	$7,619,811
Under development:
Hanzhong City Oriental Pearl Garden (c)	$52,574,026	$53,467,802
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	64,672,174	54,727,543
Yang County Yangzhou Pearl Garden (b)	6,387,409	7,637,133
Yang County Yangzhou Palace	29,411,202	19,190,615
Hanzhong City Shijin Project	7,867,879	7,893,522
Hanzhong City Mingzhu Road West (d)	-	1,280,332
Hanzhong City Liuhou Road (d)	-	300,323
Hanzhong City Hanfeng Beiyuan East(e)	350,729	-
Hanzhong City Liangzhou Road (f)	67,820,645	-
East 2nd Ring Road (g)	2,537,847	-
Real estate property under development	231,621,911	144,497,271
Less: Short-term portion	-	1,580,670
Real estate property under development –long-term	$231,621,911	$142,916,601

(a)	The Company recognized $3,622,726 and $15,658,144 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2014, respectively (2013- $Nil and $Nil)

(b)	The Company recognized $1,548,838 and $4,873,974 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June, 2014, respectively (2013- $Nil and $Nil)

(c)	The Company recognized $10,619,372 and $25,893,520 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2014 (2013- $Nil and $Nil)

(d)

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with an approved price of $3.18 million. The Company recognized such revenue during the nine months ended June 30, 2014. As of June 30, 2014, a receivable from the Hanzhong local government of $3,164,770 was recorded as a long term accounts receivable (September 30, 2013 - $Nil).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of June 30, 2014, the local government was still in the process of assessing the preliminary budget for these construction.

(f)

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The original budgeted total of construction and related project cost (“Investment”) is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Company is also authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s Investment on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights. The Liangzhou Road Project started at the end of 2013 and is expected to be completed by the end of 2014. The budgeted Investment project was extended during the nine months period ended June 30, 2014, because the local government included more area and resettlement residences in the project. As of June 30, 2014, the actual costs incurred by the Company was $67,820,645 and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(g)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of June 30, 2014 and September 30, 2013, land use rights included in real estate property under development totaled $52,128,554 and $52,896,558, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost approximately of $19.4 million (RMB119, 700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of June 30, 2014, a deposit of $3,248,652 (RMB20,000,000) (September 30, 2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress. The Company has classified the security deposits for land use rights to long term assets based on the Company’s development plan.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the "Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,343,140 (RMB150,000,000) at an interest rate (6.46% at June 30, 2014), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. As of June 30, 2014, the Company received the full loan proceeds from the bank. (September 30, 2013-$16,296,200 or RMB 100,000,000).

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $64,672,174 as of June 30, 2014 (September 30, 2013 - $54,727,543). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. As a result, the Company met the current ratio requirement as of June 30, 2014 and September 30, 2013, respectively. The bank waived the quick ratio requirement under the loan agreement as the Mingzhu Beiyuan project was still under construction.

	June 30, 2014	September 30, 2013
China Construction Bank Loan	$22,740,562	$16,296,200
Less: current maturities of long-term bank loan	9,745,955	4,888,860
Bank loan – long term	$12,994,607	$11,407,340

The weighted average interest rate of the loan was 6.35% as of June 30, 2014 (September 30, 2013 – 6.46%). For the three and nine months ended June 30, 2014, total loan interest was $343,347 and $1,195,201, respectively, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project

The repayment of the loan is due and payable based on sales progress on the Mingzhu Beiyuan project and fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
August 20, 2014	3,248,652	20,000,000
February 20, 2015	6,497,303	40,000,000
August 20, 2015	6,497,303	40,000,000
February 10, 2016	4,872,978	30,000,000
August 20, 2016	1,624,326	10,000,000
Total	$22,740,562	140,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHORT-TERM LOAN-OTHER

On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The loan has a one year term in the principal amount of $16,243,259 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of June 30, 2014, the Company received $15,286,531 of loan proceeds. (September 30, 2013-$Nil). For the three month and nine months ended June 30, 2014, total interest was $175,993 which was capitalized in to the development cost of Liangzhou road project.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2014	September 30, 2013
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$13,728,832	$11,013,061
Hanzhong City Oriental Pearl Garden	14,064,988	6,617,245
Yangzhou Pearl Garden	2,561,651	1,910,241
Total	30,355,471	19,540,547

Including: Customer deposits -short-term	5,883,390	6,130,466
Customer deposits - long-term	$24,472,081	$13,410,081

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

NOTE 8. SHAREHOLDER LOANS

	June 30, 2014	September 30, 2013
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	5,652,654	-
Total	$7,462,654	$1,810,000

(a)

The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and was expired on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2015. The Company recorded interest expense of $18,100 and $54,300 for the three and nine months ended June 30, 2014 and 2013, respectively. The Company has not paid this interest and it is recorded in accrued expenses in the balance sheets as of June 30, 2014 and September 30, 2013.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. SHAREHOLDER LOANS - continued

(b)	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Zhu (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of June 30, 2014. As of June 30, 2014, the shareholder RMB loan balance was $5,652,654 (September 30, 2013-$Nil). The Company recorded interest expense of $114,249 and $224,253 for the three and nine months ended June 30, 2014, respectively. The Company has not paid this interest and it is recorded in accrued expenses in the balance sheets as of June 30, 2014. Such interest expense was capitalized in the development cost of Liang zhou road project.

NOTE 9. STOCK OPTIONS

On August 22, 2012, the Company’s Board of Directors granted stock options to two independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of June 30, 2014 and September 30, 2013, 58.3% and 33.3% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. STOCK OPTIONS - continued

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2013	140,000	$2.39	1.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2014	140,000	2.39	1.14	44,207
Exercisable, June 30, 2014	90,000	2.39	1.14	40,708

Total stock-based compensation expense recognized in the three and nine months ended June 30, 2014 was $Nil (2013- $7,612 and $21,093, respectively).

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2014, the Company had business sales tax payable of $8,692,215 (September 30, 2013- $5,257,194), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and nine months ended June 30, 2014, the Company’s assessed income taxes were $102,919 and $417,615 (2013 - $127,284 and $704,400), respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES - continued

(B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2014 and 2013:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(17.3)%	(19.7)%	(17.2)%	(20.0)%
Effective tax rate	7.7%	5.3%	7.8%	5.0%

Income tax expense for the three and nine months ended June 30, 2014 and 2013 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Current tax provision	$102,919	$127,284	$417,615	$704,400
Deferred tax provision	578,211	-	1,681,415	-
Income tax provision	$681,130	$127,284	$2,099,030	$704,400

The parent Company China HGS Real Estate, Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $305,692 and $251,392 as of June 30, 2014 and September 30, 2013, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2033. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2014 and September 30, 2013. The components of deferred taxes as of June 30, 2014 and September 30, 2013 consist of the following:

	June 30, 2014	September 30, 2013
Deferred tax assets
net operating loss carry-forwards for parent company	$103,935	$85,473
Valuation allowance	(103,935)	(85,473)
Deferred tax assets, net:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	2,323,962	650,067
Deferred tax liability- long term	$2,323,962	$650,067

The valuation allowance increased $6,154 and $18,462 for the three and nine months end June 30, 2014 (2013 - $6,868 and $21,050), respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES - continued

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at June 30, 2014, the Company had LAT payable of $47,139 with respect to completed real estate properties sold up to June 30, 2014. As at September 30, 2013, the prepayment on LAT was $96,232 with respect to completed real estate properties sold up to September 30, 2013.

(D) Taxes payable consisted of the following:

	June 30, 2014	September 30, 2013

CIT	$887,786	$764,836

Business tax	8,692,215	5,257,194

Other tax and fees	1,084,082	590,677

Total taxes payable	$10,664,083	$6,612,707

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended June 30, 2014, our sales, gross profit and net income were $28,854,104, $9,568,579 and $8,161,271 respectively, representing an approximately 302.1%, 205.2% and 260.7% increase in sales, gross profit and net income from three months ended June 30, 2013, respectively. For the nine months ended June 30, 2014, our sales, gross profit and net income were $92,902,437, $29,124,421 and $24,666,967 respectively, representing an approximately 147.3%, 69.8% and 82.2% increase in sales, gross profit and net income from the same period of last year, respectively. The significant increases in sales, gross profit and net income mainly resulted from sales of commercial units in the Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from the Oriental Garden project under the percentage completion method.

The Company adopted the percentage of completion method in fiscal 2013 to account for real estate sales from large high rise residential projects with construction periods over 18 -24 months. Total revenue recognized under the percentage of completion method for the three and nine months ended June 30, 2014 was $24,236,237 and $70,718,720(2013- $Nil and $Nil), representing 84.0% and 76.1% of total revenue for the three and nine months ended June 30, 2014, respectively. The related costs of these real estate sales was $15,790,935 and $46,425,638 (2013-$Nil and $Nil) for the three and nine months ended June 30, 2014, representing 90.0% and 79.9% of the real estate costs in the same periods of last year, respectively. The gross profit before sales taxes from the percentage of completion method was $8,445,300 and $24,293,078 (2013-$Nil and $Nil), representing 74.6% and 69.8% of the total gross profits before sales taxes for the three and nine months ended June 30, 2014, respectively. The adoption of the percentage of completion method does not have any impact on the Company’s interim consolidated financial statements for the three and nine months ended June 30, 2013, because the related conditions for revenue recognition under percentage of completion method was not met for the three and nine months ended June 30, 2013.

For the nine months ended June 30, 2014, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $633.6 per square meter, an increase of 44.3% from the ASP of $439 per square meter for the nine months ended June 30, 2013, due to more commercial units in Yang Pearl Garden project sold duirng the nine months ended June 30, 2014 with an ASP of $817.2 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $766 per square meter, slightly increased from the ASP of $714 per square meter for the nine months ended June 30, 2013.

Market Outlook

Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. In this perspective, the Company is positive about the outlook for the local real estate market in a long term. Meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong city and Yang County, deepen our institutional sales network, enhance our cost and operational synergies and improve cash flows and strengthen our balance sheet. In this respect, in late fiscal 2013, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 273,693 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in November 2013.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 355,321 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in April 2013.

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

Road Construction

In addition to the above residential projects, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads was approximately $3 million and was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with an approved price of $3.18 million. The Company recognized such revenue during the nine months ended June 30, 2014.

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residence in the Liangzhou road area. The original budgeted total of construction and related project cost (“Investment”) is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government by having an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Company is also authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s Investment on the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights. The Liangzhou Road Project started during the end of 2013 and is expected to be completed by the end of 2014. The budgeted Investment project was extended during the quarter, because the local government included more area and resettlement residences in the project. As of June 30, 2014, the actual costs incurred by the Company was $67,820,645 and the incremental costs related to residence resettlement have been approved by the local government. The Company determines that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15km and budgeted price approximately of $27.3 million (or RMB168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the periods ended June 30, 2014 and September 30, 2013, the Company did not recognize any impairment for real estate property under development and completed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenues

The following is a breakdown of revenue:

	For three Months Ended June 30,
	2014	2013

Revenue recognized under full accrual method	$4,617,867	$7,174,974
Revenue recognized under percentage of completion method	24,236,237	-
Total	$28,854,104	$7,174,974

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For three Months Ended June 30,
	2014		2013		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$3,615,662	78.3%	$2,956,937	41.2%	$(658,725)	(22.3)%
Yangzhou Pearl Garden	1,002,205	21.7%	4,167,197	58.1%	(3,164,992)	(76.0)%
NanDajie (Mingzhu Xinju)	-		50,840	0.7%	(50,840)	(100)%
Total Real Estate Sales before Sales Tax	$4,617,867	100%	$7,174,974	100%	$(2,557,107)	(35.6)%
Sales Tax	(278,023)		(489,971)		(211,948)	(43.3)%
Revenue, net of sales tax	$4,339,844		$6,685,003		$(2,345,159)	(35.1)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during our third quarter ended June 30, 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 35.6% to approximately $4.6 million for the three months ended June 30, 2014 from approximately $7.2 million for the same period last year. The total GFA sold during the three months ended June 30, 2014 was 7,055 square meters, representing a significant decrease from the 13,287 square meters completed and sold during the three months ended June 30, 2013.  During the three months ended June 30, 2013, the Company completed and delivered one high-rise building in the Yangzhou Pearl Garden project and recognized approximately $2.7 million in revenue.

Sales tax for the three months ended June 30, 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended June 30, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended June 30, 2014 decreased by 43.3% from the same period last year, primarily as a result of changes in revenue mix and the increase of a surtax.

Revenue recognized under percentage completion method

	For the three months ended June 30, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	76%	$59,751,064	$5,952,002	$48,530,512
Oriental Garden	273,693	67%	56,327,215	16,068,634	39,303,684
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	71%	14,094,934	2,215,601	10,848,431
Total	693,868		$130,173,213	$24,236,237	$98,682,627

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposit balances as of June 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu-Garden Mingzhu Beiyua real estate property under development, the total contract sales as of June 30, 2014 was $75,048,186. Total GFA sold under the contract sales was 131,372 square meters. The average unit price was $571.3 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $59.8 million as of June 30, 2014.

For Oriental Garden real estate property under development, the total contract sales as of June 30, 2014 was $58,542,811. Total GFA sold under the contract sales was 90,120 square meters. The average unit price was $649.6 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $56.3 million as of June 30, 2014.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of June 30, 2014 was $14,324,580. Total GFA sold under the contract sales was 33,165 square meters. The average unit price was $431.9 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $14.1 million as of June 30, 2014.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2014		2013		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$3,129,532	17.0%	$331,599	9%	$2,797,933	843.3%
Construction cost	14,409,158	83.0%	3,217,802	91%	11,191,356	347.8%
Total cost	$17,538,690	100%	$3,549,401	100%	$13,989,289	394.1%

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

Cost of sales was approximately $17.5 million for the three months ended June 30, 2014 compared to $3.5 million for the three months ended June 30, 2013. The $14.0 million increase in cost of sales was mainly attributable to the increase in revenue recognized through percentage completion method during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2014 were approximately $3.1 million, as compared to $0.3 million for the three months ended June 30, 2013, representing an increase of $2.8 million from the same quarter last year. The increase was consistent with the fact that the total revenue for the three months ended June 30, 2014 was higher than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2014 were approximately $14.4 million as compared to approximately $3.2 million for the three months ended June 30, 2013, representing an increase of $11.2 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2014 increased to 60.8% from 49.5% for the three months ended June 30, 2013, which was mainly attributable to more sales of higher margin commercial units during the same period of last year.

Gross Profit

Gross profit was approximately $9.6 million for the three months ended June 30, 2014 as compared to approximately $3.1 million for the three months ended June 30, 2013, representing an increase of $6.5 million, which was mainly attributable to the sales of our residential properties in the Oriental Garden and MingZhu Beiyuan real estate projects. The overall gross profit as a percentage of real estate sales before sales tax decreased to 33.2% during the three months ended June 30, 2014 from 43.7% for the same quarter last year due to changes in the product mix and increasing land use right costs in the recent projects.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2014		2013
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,633,923	48.4%	$1,588,266	53.7%
Yangzhou Pearl Garden	1,232,227	38.3%	2,031,714	48.8%
NanDajie (Mingzhu Xinju)	-		5,593	11.0%
Oriental Garden	5,449,264	34.0%	-	-
Sales Tax	(1,746,835)		(489,971)
Total Gross Profit	$9,568,579	33.2%	$3,135,602	43.7%
Total Real Estate Sales before Sales Tax	$28,854,104		$7,174,974

Operating Expenses

Total operating expenses slightly decreased by 2% or $15,568 to $711,786 for the three months ended June 30, 2014 from $727,354 for the three months ended June 30, 2013. The decrease in operating expense was mainly related to lower selling expenses for three months ended June 30, 2014, due to reduced promotions, sales and marketing activities and lower sales commission expense.

	For Three Months Ended June 30,
	2014	2013

Selling expenses	$154,007	$184,518
General and administrative expenses	557,779	542,836
Total operating expenses	$711,786	$727,354
Percentage of Real Estate Sales before Sales Tax	2.5%	10.1%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended June 30, 2014 were $681,130 as compared to $127,284 for the three months ended June 30, 2013 as a result of the increase in our revenue.

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

Net Income

We reported net income of $8,161,271 for the three months ended June 30, 2014, as compared to net income of $2,262,545 for the three months ended June 30, 2013. The increase of approximately $5.9 million in our net income was primarily due to the results as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to a gain of $124,287 and $1,337,601 for the three months ended June 30, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at June 30, 2014 were translated at 6.1564 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2014 and 2013 were 6.1366 RMB and 6.2559 RMB, respectively.

Nine Months Ended June 30, 2014 compared to Nine Months Ended June 30, 2013

Revenues

The following is a breakdown of revenue:

	For Nine Months Ended June 30,
	2014	2013

Revenue recognized under full accrual method	$22,183,717	$37,561,349
Revenue recognized under percentage of completion method	70,718,720	-
Total	$92,902,437	$37,561,349

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended March 31,
	2014		2013		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$8,050,480	36.3%	$13,318,176	35.5%	$(5,267,696)	(39.6)%
Yangzhou Pearl Garden	10,958,256	49.4%	18,770,697	50.0%	(7,812,441)	(41.6)%
NanDajie (Mingzhu Xinju)	-		5,472,476	14.5%	(5,472,476)	(100)%
Road construction	3,174,981	14.3%	-		3,174,981	100%

Total Real Estate Sales before sales tax	$22,183,717	100%	$37,561,349	100%	$(15,377,632)	(40.9)%
Sales Tax	(1,907,770)		(2,349,413)		(441,643)	(18.8)%
Revenue, net of sales tax	$20,275,947		$35,211,936		$(14,935,989)	(42.4)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during our first nine months in fiscal 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 40.9% to approximately $22.2 million for the nine months ended June 30, 2014 from approximately $37.6 million for the same period last year. The total GFA sold during the nine months ended June 30, 2014 was 27,702 square meters, representing a significant decrease from the 67,789 square meters completed and sold during the nine months ended June 30, 2013. A significant portion of our revenue for the first nine months of last year was from the sales of commercial units in NanDajie Project (Mingzhu Xinju). On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,393,038.

Sales tax for the nine months ended June 30, 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the nine months ended June 30, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the nine months ended June 30, 2014 decreased by 18.8% from the same period last year, primarily as a result of the decrease in sales of completed real estate properties.

	For the nine months ended June 30, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	76%	$59,751,064	$24,490,765	$48,530,512
Oriental Garden	273,693	67%	56,327,215	39,303,684	39,303,684
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	71%	14,094,934	6,924,271	10,848,431
Total	693,868		$130,173,213	$70,718,720	$98,682,627

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposit balances as of June 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of June 30, 2014 was $75,048,186. Total GFA sold under the contract sales was 131,372 square meters. The average unit price was $571.3 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $59.8 million as of June 30, 2014.

For Oriental Garden real estate property under development, the total contract sales as of June 30, 2014 was $58,542,811. Total GFA sold under the contract sales was 90,120 square meters. The average unit price was $649.6 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $56.3 million as of June 30, 2014.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of June 30, 2014 was $14,324,580. Total GFA sold under the contract sales was 33,165 square meters. The average unit price was $431.9 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $14.1 million as of June 30, 2014.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine Months Ended June 30,
	2014		2013		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$9,895,047	17.0%	$1,956,962	11%	$7,938,085	405.6%
Construction cost	48,182,263	83.0%	16,100,694	89%	32,081,569	199.3%
Total cost	$58,077,310	100%	$18,057,656	100%	$40,019,654	221.6%

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

Cost of sales was approximately $58.1 million for the nine months ended June 30, 2014 compared to $18.1 million for the nine months ended June 30, 2013. The $40.0 million increase in cost of sales was mainly attributable to the increase in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2014 were approximately $9.9 million, as compared to $2.0 million for the nine months ended June 30, 2013, representing an increase of $7.9 million from the same period last year. The increase was consistent with the fact that the total revenue for the nine months ended June 30, 2014 was higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2014 were approximately $48.2 million as compared to approximately $16.1 million for the nine months ended June 30, 2013, representing an increase of $32 million. The increase in construction cost was due to the additional units sold reflected in the increased revenue recognized.

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2014 increased to 62.5% from 48.1% for the nine months ended June 30, 2014, which was mainly attributable to the fact the majority of revenue from this period were derived from more sales of lower margin residential properties.

Gross Profit

Gross profit was approximately $29.1 million for the nine months ended June 30, 2014 as compared to approximately $17.2 million for the nine months ended June 30, 2013, representing an increase of 11.9 million, which was mainly attributable to sales of commercial units in Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from Oriental Garden project under the percentage of completion method. The overall gross profit as a percentage of real estate sales before sales tax decreased to 31.3% during the nine months ended June 30, 2014 from 45.7% for the same period last year, mainly due to the fact that more commercial units with higher margins in Hanzhong City and Yang County were sold during the same period last year.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2014		2013
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$14,000,724	43.0%	$7,652,955	57.5%
Yangzhou Pearl Garden	6,539,521	36.6%	8,207,852	43.7%
NanDajie (Mingzhu Xinju)	-		3,642,886	66.6%
Oriental Garden	13,410,164	34.1%
Road Construction	874,718	27.6%
Sales Tax	(5,700,706)		(2,349,413)
Total Gross Profit	$29,124,421	31.3%	$17,154,280	45.7%
Total Real Estate Sales before Sales Tax	$92,902,437		$37,561,349

Operating Expenses

Total operating expenses decreased by 23% or $658,352 to $2,206,526 for the nine months ended June 30, 2014 from $2,864,878 for the nine months ended June 30, 2013 as a result of a 18.8% decrease in selling expense of $121,253 and a 24.2% decrease in general and administration expenses of $537,099.

The decrease in selling expenses for nine months ended June 30, 2014 was primarily attributed to reduced promotions, sales and marketing activities and lower sales commission expense. The decrease in general and administration expense for the nine months ended June 30, 2014 was attributed to lower consulting fees and office expense.

	For Nine Months Ended June 30,
	2014	2013

Selling expenses	$522,273	$643,526
General and administrative expenses	1,684,253	2,221,352
Total operating expenses	$2,206,526	$2,864,878
Percentage of Real Estate Sales before Sales Tax	2.4%	7.6%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the nine months ended June 30, 2014 were $2,099,030 as compared to $704,400 for the nine months ended June 30, 2013 as a result of the increase in our revenue.

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

Net Income

We reported net income of $24,666,967 for the nine months ended June 30, 2014, as compared to net income of $13,538,342 for the nine months ended June 30, 2013. The increase of approximately $11.1 million in our net income was primarily due to the results as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to a loss of $408,017 and a gain of $2,015,309 for the nine months ended June 30, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at June 30, 2014 were translated at 6.1564 RMB to 1.00 USD as compared to 6.1364 RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2014 and 2013 were 6.1366 RMB and 6.2559 RMB, respectively.

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

During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement with China Construction Bank, Hanzhong Branch for a working capital loan. The loan has a three-year term in the principal amount of approximately $24 million (RMB150,000,000) at an interest rate which is 5% over the benchmark interest rate and adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. In addition, during the quarter ended June 30, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The loan has a one year term in the principal amount of $16,243,259 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of June 30, 2014, the Company received $15,286,531 of loan proceeds. (September 30, 2013-$Nil).

The Company also entered into a loan agreement with its principal shareholder - Mr. Xiaojun Zhu during the nine month ended June 30, 2014. Pursuant to the agreement, the Company shall from time to time borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The agreement has a one-year term at an interest rate equal to the China RMB loan annual benchmark rate of 6.15% as of June 30, 2014. As of June 30, 2014, the shareholder loan balance was $5,652,654.

As of June 30, 2014, the Company had an approximate deficit of $77.9 million in working capital, an increase of $48.8 million as compared to $29.1 million as of September 30, 2013. It was mainly due to the fact that most of our real estate projects under construction are high-rise buildings which generally take 2-3 years for construction, so they are included in non-current assets. Our accounts payable balance significantly increased based on the construction in progress.

Our total cash and restricted cash balance decreased to approximately $4.4 million as of June 30, 2014, a decrease of $2.8 million as compared to approximately $7.2 million as of September 30, 2013. The decrease in our cash and restricted cash balances mainly resulted from the ongoing spending on our real estate construction projects and our new investment in the Liangzhou Road reformation and expansion project during the nine months ended June 30, 2014.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our principal shareholder, Mr Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support the Company on a as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any source.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(30,345,946)	$1,734,777
Net cash provided by financing activities	27,149,544	-
Effect of change of foreign exchange rate on cash	(8,816)	49,333
Net cash increase (decrease) in cash	(3,205,218)	1,784,110
Cash, beginning of period	5,878,101	1,104,686
Cash, end of period	$2,672,883	$2,888,796

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2014 was $30.7 million, consisting of net income of $24.7 million, noncash adjustments of $1.7 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $87.9 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $9.3 million due to sales, an increase in cost and earnings in excess of billings of $4.7 million offset by the increase of billings in excess of cost and earnings of $3.6 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $2.7 million and other payable of $8.4 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $10.9 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

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

Financing Activities

Net cash flows provided by financing activities amounted to approximately $27.1 million for the nine months ended June 30, 2014, which included restricted cash of approximately $0.3 million, bank loan of approximately $6.5 million, short term loans of approximately $15.3 million and $5.7 million of shareholder loans from our CEO, Chairman, and principal shareholder.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to material weaknesses (as defined in Public Company Accounting Oversight Board Standard No. 5) in the Company’s internal controls over financial reporting described in the Company’s Form 10-K for the fiscal year ended September 30, 2013 filed on December 13, 2013.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engaging a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Providing more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establish formal policies and procedures in internal audit function.

•	Recruiting qualified professionals with appropriate level of knowledge, experience and training in the application of U.S GAAP standard to prepare adjusting entries and to assist our Chief Financial Officer in the financial reporting process.

•	Establishingwritten policies and procedures to ensure appropriate and timely review and approval in all transaction process level.

•	Implementing of an ongoing initiative and training program to ensure that the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization. We plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

The Company continues to engage an independent professional consulting firm to assist the Company’s Internal Control Evaluation Committee in evaluating the internal control effectiveness in fiscal 2014.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however the Company is in the process of designing and planning to change as described above.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.4% for the three months ended June 30, 2014 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports and to ensure the full-year official target of 7.5% GDP growth is met. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2013 and first six months in 2014. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to further cut the RMB reserve requirement ratio by 0.5% twice. Effective on April 25, 2014, People’s Bank of China announced to cut the reserve requirement ratio by 0.5 percentage points for county-level rural commercial banks and rural cooperative banks. Effective on June 16, 2014, People’s Bank of China also decided to cut the reserve requirement ratio by 0.5 percentage points for the banks engaged in proportionate lending to agricultural and small firms. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2014 and 2013, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the three and nine months ended June 30, 2014 and 2013 were significantly different than they would have been had the Company been assessed at the statutory rates.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

August 8 , 2014	By:	/s/ Xiaojun Zhu
	Name:	Xiaojun Zhu
	Title:	Chief Executive Officer

By:/s/ Wei Shen
Name:	Wei Shen
Title:	Chief Financial Officer

