Form 10-K
period 2014-09-30
CHINA HGS REAL ESTATE INC.
filed 2014-12-12
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2014, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was approximately $68,935,600. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 12, 2014, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2014

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

Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”)

Guangsha was organized in August 1995 as a limited liability company under the laws of the PRC. Guangsha is headquartered in the city of Hanzhong, Shaanxi Province. Due to the rapid growth of the business, the shareholders of Guangsha increased the company’s registered capital twice, once in 2000, from the original registered capital of RMB 2.1 million (approximately $0.3 million) to RMB 30 million (approximately $4.9 million) and again in 2008 to RMB 130 million (approximately $21.1 million). Guangsha is engaged in developing large scale and high quality commercial and residential projects, including multi-layer apartment buildings, sub-high-rise apartment buildings, high-rise apartment buildings, and office buildings.

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

Real Estate Industry Overview

During fiscal 2014, China central government continued to implement proactive fiscal policies and stabilizing monetary policies, ensuring that the Chinese economy maintained an overall balance with steady progress in structural optimization and constant delivery of quality improvement through transformation and upgrades. According to the data released by the National Bureau of Statistics, the PRC economy grew by 7.4% in the first nine months of 2014.

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

On the other hand, real estate housing demands and sales remained stable. In general, major property developers in the market recorded sales growth during 2014. China’s urbanization, rising incomes and growing demand for a higher standard of living continues to create a strong housing need in the market. China State Council also pointed out that China is in the progress of rapid urbanization and housing supply in major cities will not be able to meet demands in the short term. The State Council will maintain its control on speculative property investment and make efforts to meet the demands of home buyers.

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

Company Positioning:

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.86 million.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. Since the Xihan express highway was completed in September 2007, the travel time from Xi’an, the provincial capital of Shaanxi province, to Hangzhong takes only about 3 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong is under-construction. After its completion, it will take 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2013 annual report1, Hanzhong’s GDP reached RMB 88.173 billion (approximately $14.3 billion) by 2013, representing a 12.7% increase from 2012. For the first nine months of 2014, Hanzhong’s GDP was RMB 62.437 billion (approximately $10 billion)2, representing a growth of 11.7% from the same period of last year. Residents’ annual disposable income for 2013 was RMB 22,167 (equivalent to $3,602) in 2013, increasing by 11.8% from 2012.

1 Hanzhong 2013, 2012, 2011, 2010, 2009 and 2008 annual government report http://www.shaanxi.gov.cn/

2 Shaanxi Information Center Jan – September 2014 and 2013 economic report http://www.sxi.cn/

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2013 annual report, the number of Hanzhong’s migration workers reached 925,000 as of December 31, 2013 (2011 -910,600), representing an increase of 1.6% from 2012. Total income of migration workers was about RMB 16.42 billion (equivalent to $2.67 billion) in 2013 (2012- RMB 15.04 billion or $2.45 billion), representing an increase of 9.2% from 2012.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2014 consisted of 69 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

Our marketing and sales team develops the appropriate advertising and selling plan for each project. We develop public awareness through marketing and advertising as well as referrals from customers. We utilize a customer relationship management system to track customer profiles, which helps us to forecast future customer requirements and general demand for our projects. This allows us to have real-time information on the status of individual customer transactions as well as available inventory by project, which enables us to better anticipate the preferences of current and future customers.

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

Real Estate Projects located in Hanzhong City

Mingzhu Garden -Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by 2012. The unsold property remained in 4 residential buildings with total unsold GFA of 4,572 square meters as of September 30, 2014 (2013-14,859 square meters).

Mingzhu Garden -Mingzhu Beiyuan

This project is located in the south west part of Hanzhong City. The project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,805 square meters as of September 30, 2014 (2013 –4,289 square meters). The Mingzhou Beiyuan project under development includes 17 high-rise residential buildings with an estimated GFA of 355,321 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in the beginning of 2015.

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors. One building was completed as of September 30, 2010 and the other one completed as of September 30, 2011 with remaining unsold GFA of 4,194 square meters as at September 30, 2014 (2013- 4,287 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in the middle of 2015. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA approximately 278,373 square meters.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. Yangzhou Pearl Garden mainly consists of high-rise residential buildings and sub-high-rise residential buildings. As of September 30, 2014, the remaining completed portion of Yangzhou Pearl Garden includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings, with a total GFA of 20,539 square meters (2013-42,012 square meters). Yangzhou Pearl Garden under development consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 64,854 square meters as of September 30, 2014. The construction is expected to be completed in the beginning of 2015.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was expected to be completed by the second half of 2015.

Completed Real Estate Projects

The following table sets forth our completed projects in the year ending September 30, 2014:

Project Name	Location	Type of Buildings	Total GFA(1) square meters completed during the year	Total Number of Units completed during the year	Number of units sold during the year	Number of units left as of September 30, 2014
Yangzhou Pearl Garden	Yang County	Multi-layer residential	-	-	309	176
		Sub-high-rise residential
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	-	-	112	39

Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong City	High-rise residential	-	-	16	22

Central Plaza	Hanzhong City	Commercial units	-	-		1
					-	-
NanDajie (Mingzhu Xinjun)	Hanzhong City	High-rise residential	-	-	1	2
Total			-	-	438	240

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

Real Estate Properties under Construction and Properties under Planning

The following table sets forth each of our properties currently under construction or planning as of September 30, 2014:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	GFA under contract sales
Mingzhu Garden (Mingzhu Beiyuan)	Hanzhong	High-rise residential	355,321	134,858
Oriental Pearl Garden	Hanzhong	High-rise residential	273,693	101,770
Shijin Project	Hanzhong	N/A	N/A	N/A
Yangzhou Pearl Garden	Yang County	High-rise and multi-layer residential	64,854	38,940
Yangzhou Palace	Yang County	High-rise residential	285,244	N/A
Total			979,112	275,568

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

In 2009, the Company successfully acquired additional land use rights covering 180 acres through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company started the construction of its Mingzhu Garden project, which consisted of two large sub projects: Mingzhu Nanyuan and Mingzhu Beiyuan. Both of these sub projects were further developed under multiple phases. As of September 30, 2012, all of Mingzhu Nanyuan has been completed while most of Mingzhu Beiyuan was still under construction as of September 30, 2014.

In March 2011, the Company entered into a land transfer agreement with Hanzhong Guangxia Real Estate Development Limited (“Hanzhong”), which is a related party controlled by our Chief Executive Officer and major shareholder Mr. Xiaojun Zhu. Pursuant to the agreement, Hanzhong agreed to transfer land use rights covering 66 acres (GFA 44,000 square meters) to the Company at the fair value of RMB80,000,000 (approximately $13.0 million) based on an independent valuation report. The Company paid the purchase price in full and received the land use rights in March 2011. The Company started construction of Mingzhu Beiyuan on this property during the third quarter of fiscal 2012. The project was still under construction as of September 30, 2014. The construction of this project is expected to be completed in the beginning of 2015.

In May 2011, the Company successfully acquired additional land use rights covering GFA 62,700 square meters through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company planned to start the construction of the Oriental Pearl Garden project. The Company started construction on this property during the third quarter of fiscal 2012. The project was still under construction as of September 30, 2014. The construction of this project is expected to be completed in the middle of 2015.

(b)	Land - under planning

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $19,448,552 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2014, a deposit of $3,249,549 (RMB20,000,000) (2013 - $3,259,240 or RMB 20,000,000) was paid by the Company. The Company currently expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,392,724 (RMB45, 500,000). As of September 30, 2014, the Company has made full payments of $7,392,724 and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Shijin Project.

On November 18, 2011, the Company won two bids for land use rights by auction to obtain two parcels of land in Yang County for total consideration and a bidding commission of $12,949,876 (RMB 79,702,600). As of September 30, 2014, the Company had made full payment and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Yangzhou Palace project.

All land transactions are required to be reported to and authorized by the local Bureau of Land and Natural Resources. With respect to real estate project design and construction services, the Company typically selects the lowest-cost provider based on quality selected through an open bidding process. Such service providers are numerous in China and the Company foresees no difficulties in securing alternative sources of services as needed.

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2014, one supplier accounted for approximately 11 % of the total project expenditure. For the year ended September 30, 2013, the top five suppliers accounted for 21%, 20%, 13%, 11% and 10% of the total project expenditures.

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

Competitive Strength

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 19 years’ experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2014, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2014, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 128 full-time staff and employees.

Department
Management	24
Accounting Staff	7
Sales and marketing staff	69
Administrative	28
Total	128

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.4% for the first nine months in 2014 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2013 and first nine months in 2014. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to cut the RMB reserve requirement ratio by 0.5% twice. Effective on April 25, 2014, People’s Bank of China announced to cut the reserve requirement ratio by 0.5 percentage points for county-level rural commercial banks and rural cooperative banks. Effective on June 16, 2014, People’s Bank of China also decided to cut the reserve requirement ratio by 0.5 percentage points for the banks engaged in proportionate lending to agricultural and small firms. In addition, as of November 22, 2014, The People’s Bank of China has decided to cut RMB benchmark loan and deposit interest rates for financial institutions. The one-year RMB benchmark loan interest rate and deposit interest rate will be lowered by 0.4 percentage points to 5.6 percent and by 0.25 percentage points to 2.75 percent respectively. At the same time, the upper limit of the floating range for deposit interest rates will be raised from 1.1 to 1.2 times the benchmark level in support of market-oriented interest rate reform. Adjustments are made correspondingly to benchmark interest rates on loans and deposits of other maturities. Maturity brackets are also duly reduced. Even the the People’s Bank of China has cut both reserve requirement and lending rates, but the availability of capital resource for the real estate companies might still be restricted.

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

We may be unable to complete our property developments on time or at all. The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

•	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;

•	shortages of materials, equipment, contractors and skilled labor;

•	disputes with our third-party contractors;

•	failure by our third-party contractors to comply with our designs, specifications or standards;

•	difficult geological situations or other geotechnical issues; and

•	onsite labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

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

This Annual Report includes our Independent Registered Public Accounting Firm’s first audit report on internal control over financial reporting. We received a qualified opinion on our internal control over financial reporting from such accounting firm for the fiscal year ended September 30, 2014. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2014 and 2013, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2014 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

On July 15, 2014, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Investment, Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 37, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 37 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 37 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 37, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 37, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 37, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37 and Notice 106. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 37 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

FISCAL 2014	High Bid	Low Bid
1st Quarter Ended December 31, 2013	$8.44	$3.51
2nd Quarter Ended March 31,2014	$7.20	$4.12
3rd Quarter Ended June 30, 2014	$6.00	$2.55
4th Quarter Ended September 30, 2014	$10.50	$2.10

FISCAL 2013	High Bid	Low Bid
1st Quarter Ended December 31, 2012	$4.90	$0.24
2nd Quarter Ended March 31,2013	$10.94	$2.78
3rd Quarter Ended June 30, 2013	$12.94	$6.30
4th Quarter Ended September 30, 2013	$10.18	$5.01

Holders

According to the records of our transfer agent, China HGS had 289 stockholders of record as of September 30, 2014.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2014. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00

*$100 invested at closing prices on September 30, 2010 in our common stock or in a stock index.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plan.

Purchase of Equity Securities by Our Company and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following table summarizes certain selected historical consolidated financial information that has been derived from our audited Consolidated Financial Statements for the years ended September 30, 2014, 2013, 2012, 2011 and 2010. The financial information may not be indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes thereto included in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	Years Ended September 30,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Revenue	$124,295,928	$67,809,073	$18,856,978	$56,871,409	$47,330,991
Gross Profit	$38,810,620	$26,280,341	$8,086,532	$21,849,376	$20,922,249
Included in Operating expenses
Selling and distribution expenses	$923,879	$915,217	$517,025	$657,089	$599,143
General and administrative expenses	$2,573,573	$3,087,434	$2,049,388	$1,372,345	$2,126,874
Operating income	$35,313,168	$22,277,690	$5,520,119	$19,819,942	$18,196,232
Interest income (expense) -net	$(57,452)	$(98,305)	$(73,608)	$2,128	$(35,670)
Other income -net	$0	$10,398	$12,659	$6,152	$-
Income before income taxes	$35,255,716	$22,189,783	$5,459,170	$19,828,222	$18,160,562
Provision for income taxes	$2,810,959	$1,398,218	$283,077	$1,108,284	$847,800
Net Income	$32,444,757	$20,791,565	$5,176,093	$18,719,938	$17,312,762

	As of September 30,
	2,014	2,013	2,012	2,011	2,010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,125,545	$5,878,101	$1,104,686	$8,837,795	$12,621,845
Restricted cash	$1,589,887	$1,332,807	$1,080,985	$885,678	$923,245
Total current assets	$162,820,585	$23,054,523	$33,069,276	$60,160,295	$59,250,577
Total assets	$301,213,564	$177,827,914	$119,714,654	$108,283,425	$69,179,878
Total current liabilities	$155,658,980	$52,197,385	$25,392,558	$27,636,454	$19,194,944
Other long-term debts, net of current portion	$14,325,791	$26,481,365	$18,608,252	$10,998,073	$1,829,412
Total liabilities	$169,984,771	$78,678,750	$44,000,810	$38,634,527	$21,024,356
Total stockholders' equity	$131,228,793	$99,149,164	$75,713,844	$69,648,898	$48,155,522

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “HGS” refer to China HGS Real Estate Inc. and its subsidiaries.

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

During 2013, the introduction of the cooling measures, such as the “National Five”, regulations caused a temporary halt in land and property price appreciation. With uncertainties in the PRC government’s credit tightening policies, the market for real estate sales in 2013 and 2014 remained challenging.

For fiscal 2014, our sales, gross profit and net income were $124,295,928, $38,810,620 and $32,444,757 respectively, representing an approximately 83.3%, 47.7% and 56% increase in sales, gross profit and net income from fiscal 2013, respectively. The significant increases in sales, gross profit and net income mainly resulted from sales of commercial units in the Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from the Oriental Garden project under the percentage completion method.

The Company adopted the percentage of completion method in fiscal 2013 to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for fiscal 2014 was $99,567,574 (2013- $27,535,834), representing 80.1% of total revenue for the fiscal 2014 (2013- 41%). The related costs of these real estate sales was $65,017,569 (2013-$17,803,039) for fiscal 2014, representing 83.4% (2013 - 48%) of the real estate costs for fiscal 2014. The gross profit before sales taxes from the percentage of completion method was $34,550,005 (2013-$9,732,795), representing 74.5% of the total gross profits before sales taxes for fiscal 2014.

For fiscal 2014, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $568.0 per square meter, an increase of 28.8% from the ASP of $441 per square meter for fiscal 2013, due to more commercial units in the commercial street of Yang Pearl Garden project being sold during fiscal 2014 with an ASP of $814.3 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $763 per square meter, which represented a slight increase from the ASP of $703 per square meter for fiscal 2013.

Market Outlook

Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. Ine the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deeping our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

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

Road Construction

In addition to the above residential projects, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064.09 meters. The budget for these two municipal roads was approximately $3 million and was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with an approved budget of $3.2 million. The Company recognized such revenue during fiscal 2014.

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013 and is expected to be completed by the end of 2014. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated by government as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2014, the actual costs incurred by the Company were $86,050,259 and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15km and budgeted price approximately of $27.3 million (or RMB168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of September 30, 2014, the actual costs incurred by the Company was $2,538,548 which was included in real estate property under development.in the consolidated balance sheet.

We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual ( estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2015
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2015
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2015-2016
Hanzhong City Central Plaza	Completed prior to 2010	2015

Under development:	Estimated Completion time of construction
Hanzhong City Oriental Pearl Garden	To be completed in middle of 2015
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	To be completed in beginning of 2015
Yang County Yangzhou Pearl Garden	To be completed in beginning of 2015
Yang County Yangzhou Palace	To be completed in the second half of 2015
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East	To be completed in the end of 2015
Hanzhong City Liangzhou Road and related projects	To be completed in 2016/2017
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	Under planning stage

RESULTS OF OPERATIONS

Year ended September 30, 2014 as compared to year ended September 30, 2013

Revenues

The following is a breakdown of revenue for the years ended September 30, 2014 and 2013:

	For the year ended September 30,
	2014	2013
Revenue recognized under full accrual method	$24,728,354	$40,273,239
Revenue recognized under percentage of completion method	$99,567,574	$27,535,834
Total	$124,295,928	$67,809,073

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,332,396 as of September 30, 2014 ( 2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $2,960,452 as of September 30, 2014 ( 2013-$5,109,758).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2014, real estate development projects with gross profits recognized in 2013 had changes in their estimated revenue and related gross profit margins. The company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2014 decreased by $1,340,650 (2013 – $Nil) or basic and diluted earnings per share for the year ended September 30, 2014 decreased by $0.03 (2013-$Nil).

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

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2014 and 2013, respectively:

	For the Years Ended September 30,
	2014		2013			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden	$12,498,464	50.5%	$19,896,650	49.9%	$(7,398,186)	(37.2)%
Mingzhu Xinju	84,869	0.3%	5,832,713	14.5%	(5,747,844)	(98.5)%
Mingzhu Garden (Nanyuan and Beiyuan)	8,973,089	36.1%	14,543,876	36.1%	(5,570,787)	(38.3)%
Road	3,171,932	12.8%	-	-	3,171,932	100%
Total Revenue	$24,728,354	100%	40,273,239	$100%	$(15,544,885)	(38.6)%
Sales Tax	(1,330,857)		(2,483,235)		1,152,378	(46.4)%
Revenue net of sales tax	$23,397,497		$37,790,004		$(14,392,507)	(38.1)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during fiscal 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 38.6% to approximately 15.5 million for the year ended September 30, 2014 from approximately $40.3 million for last year. The total GFA sold during fiscal 2014 was 33,337 square meters, representing a significant decrease from the 72,811 square meters completed and sold during fiscal 2013.

During fiscal 2014, the Company completed and delivered two roads to the local government on March 21, 2014 and recognized approximately $3.2 million revenue. A significant portion of our revenue for fiscal 2013 was from the sales of commercial units in NanDajie Project (Mingzhu Xinju). On October 23, 2012, the Company entered into a sales agreement to sell the remaining commercial units in Nan Dajie (Mingzhu Xinju) project with a total GFA of 4,545.88 square meters located in Hanzhong City for a total contract amount of $5,441,450.

Sales tax for fiscal 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the years ended September 30, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for fiscal 2014 decreased by 46.4% from last year, primarily as a result of changes in revenue mix and the increase of a surtax.

Revenue recognized under percentage completion method

		For the year ended September 30, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	88%	$61,286,227	$34,087,208	$57,758,953
Oriental Garden	273,693	80%	62.400,995	54,263,716	54,263,716
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	92%	$16,136,219	$11,216,650	$15,080,739
Total	693,868		139,823,441	99,567,574	127,103,408

		For the year ended September 30, 2013
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	59%	$40,650,179	$23,671,745	$23,617,745
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	57%	$6,784,363	$3,864,089	$3,864,089
Total	420,175		47,434,542	27,535,834	27,535,834

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of September 30, 2014 were $76,836,514, which increased 33.6% from the total contract sales of $57,487,864, as of September 30, 2013. Total GFA sold under the contract sales as of September 30, 2014 was 134,858 square meters, which increased 30.5% from the GFA of 103,309 square meters sold under the contracted sales as of September 30, 2013. The average unit price was $570 per square meters for the contracted sales as of September 30, 2014, slightly increased from the average unit price of 557 per square meters for the contracted sales as of September 30, 213. For the purpose of percentage of completion calculation, the qualified contract sales amount was $61,286,227 for the year ended September 30, 2014 (2013- $40,650,179).

For Oriental Garden real estate property under development, the total contract sales as of September 30, 2014 were $71,749,384. Total GFA sold under the contract sales as of September 30, 2014 was 101,770 square meters. The average unit price was $705 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $62,400,995 as of September 30, 2014. There was no revenue recognized under percentage completion method for the Oriental Garden real estate project in fiscal 2013 because certain revenue recognition conditions was not met.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of September 30, 2014 were $16,218,951, which increased 134% from the contract sales of $7,059,729 as of September 30, 2013. Total GFA sold under the contract sales as of September 30, 2014 was 38,940 and increased 129.6% from the GFA of 16,636 square meters sold under contract sales as of September 30, 2013. The average unit price for the contract sales as of September 30, 2014 was $417 per square meters, similar to the average unit price of $424 per square meters as of September 30, 2013. For the purpose of percentage of completion calculation, the qualified contract sales amount was $16,136,219 for the year ended September 30, 2014 (2013- $6,784,363).

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2014		2013
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$12,112,205	15.5%	$4,780,229	12.8%	$7,331,976	153.4%
Construction costs	$65,826,051	84.5%	$32,503,859	87.2%	$33,322,192	102.5%
Total	$77,938,256	100%	$37,284,088	100%	$40,654,168	109.0%

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

Cost of sales was approximately $77.9 million for the year ended September 30, 2014 compared to $37.3 million for the year ended September 30, 2013. The $40.7 million increase in cost of sales was mainly attributable to the increase in total GFA sold during fiscal 2014 under percentage completion method and approximately $65.0 million cost of sales recognized under percentage of completion method in fiscal 2014, representing 83.4% of total cost of sales before sales tax in fiscal 2014. For the year ended September 30, 2013, the cost of sales recognized under percentage completion method was approximately $17.8 million, representing 47.7% of total cost of sales in fiscal 2013.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2014 were approximately $12.1 million, as compared to $4.8 million for the year ended September 30, 2013, representing an increase of $7.3 million from last year. The increase in costs of land use rights was consistent with the fact that the total GFA sold under percentage completion method in 2014 was significantly higher than last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2014 were approximately $65.8 million as compared to approximately $32.5 million for the year ended September 30, 2013, representing an increase of $33.3 million. The increase in construction cost was due to the increase in units sold under percentage completion method in 2014.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2014 increased to 62.7% from 55.0% for the year ended September 30, 2013, because a higher portion of revenue in fiscal 2013 was from commercial property and parking spaces with higher selling price. Most of properties sold during the year ended September 30, 2014 were residential units with lower selling prices.

Gross profits

Gross profit was approximately $38.8 million for the year ended September 30, 2014 as compared to approximately $26.3 million for the year ended September 30, 2013, representing an increase of $12.5 million, which was mainly attributable to sales of commercial units in Yang Pearl Garden project, the delivery of two municipal roads to the local government and revenues from Oriental Garden project under the percentage of completion method. The overall gross profit as a percentage of real estate sales before sales tax decreased to 31% for the year ended September 30, 2014 from 39% for the year ended September 30, 2013, mainly due to mainly due to the fact that more commercial units with higher margins in Hanzhong City and Yang County were sold during the same period last year.

For fiscal 2014, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $568.0 per square meter, an increase of 28.8% from the ASP of $441 per square meter for fiscal 2013, due to more commercial units in the commercial street of Yang Pearl Garden project sold during fiscal 2014 with an ASP of $814.3 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $763 per square meter, slightly increased from the ASP of $703 per square meter for fiscal 2013.

	For the Year Ended September 30
	2014		2013
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden	$7,460,115	31%	$9,790,343	41%	$(2,330,228)	(24)%
Mingzhu Xinju	55,220	65%	3,743,522	64%	(3,688,302)	(99)%
Mingzhu Garden ( Mingzhu Nanyuan and Beiyuan)	17,601,978	41%	16,991,119	44%	610,859	4%
Oriental Garden	20,366,457	38%	-	-	20,366,457	100%
Road	873,902	28%	-	-%	873,902	100%
Sales Tax	(7,547,052)		(4,244,644)		(3,302,408)	78%
Total Gross Profit	$38,810,620	31.2%	$26,280,341	39%	$12,530,279	48%
Total Revenue	$124,295,928		$67,809,073		$56,486,855	83%

Operating expenses

Total operating expenses decreased by 12.6% or $505,199 to $3,497,452 for the year ended September 30, 2014 from $4,002,651 for the year ended September 30, 2013, as a result of a decrease in general and administration expenses of $513,861 and offset by an increase in selling and distribution expenses of $8,662.

The decrease in general and administration expense for fiscal 2014 was attributed to lower consulting fees and office expense. The higher general administration expense for fiscal 2013 was attributed to an additional $0.7 million consulting fee incurred for our real estate due diligence analysis and higher executive compensation, bonus, taxes and office expense. The increase in selling expenses for fiscal 2014 was primarily attributed to more promotions, sales and marketing activities.

As a percentage of total sales, the operating expenses decreased to 3% for fiscal 2014, from 6% for fiscal 2013, reflecting improved operating efficiency as real estate sales grow.

	As of September 30,
	2014	2013
General and administrative expenses	$2,573,573	$3,087,434
Selling expenses	923,879	915,217
Total Operating expenses	$3,497,452	$4,002,651
Percentage of Revenue	3%	6%

Interest Income (expense)

Net interest expense was $57,452 for the year ended September 30, 2014, compared to net interest expense of $98,305 for the year ended September 30, 2013. Interest expense for fiscal 2014 and 2013 of $72,400 from the one-year shareholder loan of $1,810,000 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum. The remaining balance in fiscal 2013 was from our bank charges.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2014 and 2013.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In both fiscal 2014 and 2013, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2014 were $2,810,959. Income taxes increased in fiscal 2014by 101% as compared to $1,398,218 for the year ended September 30, 2013 as a result of our significantly higher revenue in fiscal 2014.

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

Net income

We realized $32,444,757 in net income for the year ended September 30, 2014, representing a 56% or $11,653,192 increase as compared to $20,791,565 for the year ended September 30, 2013.

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

Translation adjustments amounted to $(365,128) and $2,634,743 as of September 30, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at September 30, 2014 were translated at 6.1547 RMB to 1.00 USD as compared to 6.1364RMB to 1.00 USD at September 30, 2013. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2014 and 2013 were 6.1425 RMB to 1.00 USD and 6.2320 RMB to 1.00 USD, respectively.

RESULTS OF OPERATIONS

Year ended September 30, 2013 as compared to year ended September 30, 2012

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

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2013 and 2012, respectively:

	For the Years Ended September 30,
	2013		2012			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden	$19,896,650	49.4%	$15,067,820	79.9%	$4,828,830	32.0%
Mingzhu Xinju	5,832,713	14.5%	704,150	3.7%	5,128,563	728.3%
Mingzhu Garden (Nanyuan and Beiyuan)	14,543,876	36.1%	3,063,875	16.3%	11,480,001	374.7%
Central Plaza	-	-	21,133	0.1%	(21,133)	(100)%
Total Revenue	$40,273,239	100%	$18,856,978	$100%	$21,416,261	113.6%
Sales Tax	(2,483,235)		(1,180,437)		(1,302,798)	110.4%
Revenue net of sales tax	$37,790,004		$17,676,541		$20,113,463	113.8%

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

Revenue recognized under percentage completion method

		For the year ended September 30, 2013
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	59%	$40,650,179	$23,671,745	$23,671,745
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	57%	$6,784,363	$3,864,089	$3,864,089
Total	420,175		$47,434,542	$27,535,834	$27,535,834

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2013 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

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

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2013		2012
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$4,780,229	12.8%	$896,532	9.35%	$3,883,697	433.1%
Construction costs	$32,503,859	87.2%	$8,693,477	90.65%	$23,810,382	273.9%
Total	$37,284,088	100%	$9,590,009	100%	$27,694,079	288.8%

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

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2013 were approximately $4.8 million, as compared to $0.9 million for the year ended September 30, 2012, representing an increase of $3.9 million from last year. The increase in costs of land use rights was consistent with the fact that the total GFA sold during for the year ended September 30, 2013 was significantly higher than fiscal 2012 and an additional approximately $2.7 million cost for land use rights was recognized under percentage of completion method in fiscal 2013.

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

Gross profits

Gross profit was approximately $26.3 million for the year ended September 30, 2013 as compared to approximately $8.1 million for the year ended September 30, 2012, representing an increase of $18.2 million, which was mainly attributable to the increase in revenue from GFA sold and additional revenue recognized under percentage of completion method for our long term construction projects. The overall gross profit as a percentage of real estate sales before sales tax decreased to 39% for the year ended September 30, 2013 from 43% for the year ended September 30, 2012, mainly due to lower sales of higher margin commercial units in Hanzhong City and Yang County during fiscal 2013. For fiscal 2013, our ASP for real estate completed projects (excluding sales of parking spaces) located in Yang County was approximately $441 per square meter, slightly increase from the ASP of $423 per square meter for the year end September 30, 2012. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $703 per square meter, a slightly decrease from the ASP of $754 per square meter for the year ended September 30, 2012 because more residential units were sold in fiscal 2013. The ASP for the completed real estate projects in Hanzhong and Yang County did not have significant fluctuation in fiscal 2013 and 2012.

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

Interest Income (expense)

Net interest expense was $98,305 for the year ended September 30, 2013, compared to net interest expense of $73,608 for the year ended September 30, 2012. Interest expense for fiscal 2013 and 2012 of $72,400 from the one-year shareholder loan of $1,810,000 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum. The balance in fiscal 2013 was from our bank charges.

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

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the RMB. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement with China Construction Bank, Hanzhong Branch for a working capital loan. The loan has a three-year term in the principal amount of approximately $24 million (RMB150,000,000) at an interest rate which is 5% over the benchmark interest rate and adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. In addition, during fiscal 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The loan has a one year term in the principal amount approximately of $16.2 million (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of September 30, 2014, the Company received $15,290,753 of loan proceeds. (September 30, 2013-$Nil).

The Company also entered into a loan agreement with its principal shareholder - Mr. Xiaojun Zhu during fiscal 2014. Pursuant to the agreement, the Company shall from time to time borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The agreement has a one-year term at an interest rate equal to the China RMB loan annual benchmark rate of 6.15% as of September 30, 2014. As of September 30, 2014, the shareholder loan balance was $3,655,743.

As of September 30, 2014, the Company had an approximately of $7.2 million in working capital, an increase of $36.3 million as compared to a deficit of $29.1 million as of September 30, 2013. It was mainly due to the fact that most of real estate under development projects were reclassified to current asset as they are close to completion, but they were included in non-current assets as of September 30, 2014.

Our total cash and restricted cash balance decreased to approximately $2.7 million as of September 30, 2014, a decrease of $4.5 million as compared to approximately $7.2 million as of September 30, 2013. The decrease in our cash and restricted cash balances mainly resulted from the ongoing spending on our real estate construction projects and our new investment in the Liangzhou Road reformation and expansion project during fiscal 2014.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our principal shareholder, Mr Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any source. As of November 22, 2014, The People’s Bank of China has decided to cut RMB benchmark loan and deposit interest rates for financial institutions. The one-year RMB benchmark loan interest rate and deposit interest rate will be lowered by 0.4 percentage points to 5.6 percent and by 0.25 percentage points to 2.75 percent respectively. At the same time, the upper limit of the floating range for deposit interest rates will be raised from 1.1 to 1.2 times the benchmark level in support of market-oriented interest rate reform. Adjustments are made correspondingly to benchmark interest rates on loans and deposits of other maturities. Maturity brackets are also duly reduced. We believe the People’s Bank of China’s move to slash lending rates was designed to help Chinese banks attract individuals that save money and to get the banks to lower funding costs for businesses, including real estate developers.

Cash Flow

Year ended September 30, 2014 as compared to year ended September 30, 2013

Comparison of cash flows results for the fiscal year ended September 30, 2014 and fiscal year ended September 30, 2013, are summarized as follows:

	As of September 30,
	2014	2013	Variance
Net cash used in operating activities	$(26,723,054)	$(11,162,107)	$(15,560,947)
Net cash provided by financing activities	$21,978,570	$15,829,927	$6,148,643
Effect of changes of foreign exchange rate on cash	$(8,072)	$105,595	$(113,667)
Net increase (decrease) in cash	$(4,752,556)	$4,773,415	$(9,525,971)
Cash, beginning of year	$5,878,101	$1,104,686	$4,773,415
Cash, end of year	$1,125,545	$5,878,101	$(4,752,556)

Operating activities

Net cash used in operating activities during fiscal 2014 was approximate $26.7 million, consisting of net income of $32.4 million, noncash adjustments of $2.4 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $125 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $10.6 million due to sales, an increase in cost and earnings in excess of billings of $10.2 million and the decrease of billings in excess of cost and earnings of $2.1 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $34.9 million and other payable of $11.9 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $15.5 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Net cash used in operating activities for the year ended September 30, 2013 was $11.2 million, consisting of net income of $20.0 million, noncash adjustments of $0.7 million and net changes in our operating assets and liabilities, including a decrease in advances to venders of $2.5 million as advances were utilized in the real estate under construction, an increase in real estate property under development of $76.8 million resulting from more progress on our real estate projects, an increase of billings in excess of cost and earnings of $2.1 million offset with the increase of cost and earnings in excess of billings of $5.0 million resulted from using percentage of completion method of revenue recognition, the decrease in real estate property completed of $7.7 million due to increased sales , an increase of income tax payable of $2.1 million and an increase in accounts payable of $18.3 million resulted from more construction progress as well as a decrease of customer deposits of $10.5 million due to more real estate units being sold in fiscal 2013. The negative cash used in operating activities is mainly attributable to the significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong City and Yangzhou Pearl Garden project located in Yang County.

Financing activities

Net cash flows provided by financing activities amounted to approximately $22.0 million for fiscal 2014, which included restricted cash of approximately $0.3 million, a third party loan of approximately $15.3 million, net proceeds from a bank loan of approximately $3.3 million and $3.7 million net proceeds of shareholder loans from our CEO, Chairman, and principal shareholder.

Net cash flows provided by financing activities amounted to approximately $15.8 million for the year ended September 30, 2013. During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate, which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining balance of the loan was received on October 21, 2013.

Cash Flow

Year ended September 30, 2013 as compared to year ended September 30, 2012

Comparison of cash flows results for the fiscal year ended September 30, 2013 and fiscal year ended September 30, 2012, are summarized as follows:

	As of September 30,
	2013	2012	Variance
Net cash used in operating activities	$(11,162,107)	$(7,654,086)	$(3,508,021)
Net cash provided by (used in) financing activities	$15,829,927	$(184,604)	$16,014,531
Effect of changes of foreign exchange rate on cash	$105,595	$105,581	$14
Net increase (decrease) in cash	$4,773,415	$(7,733,109)	$12,506,524
Cash, beginning of year	$1,104,686	$8,837,795	$(7,733,109)
Cash, end of year	$5,878,101	$1,104,686	$4,773,415

Operating activities

Net cash used in operating activities for the year ended September 30, 2013 was $11.2 million, consisting of net income of $20.0 million, noncash adjustments of $0.7 million and net changes in our operating assets and liabilities, including a decrease in advances to venders of $2.5 million as advances were utilized in the real estate under construction, an increase in real estate property under development of $76.8 million resulting from more progress on our real estate projects, an increase of billings in excess of cost and earnings of $2.1 million offset with the increase of cost and earnings in excess of billings of $5.0 million resulted from using percentage of completion method of revenue recognition, the decrease in real estate property completed of $7.7 million due to increased sales , an increase of income tax payable of $2.1 million and an increase in accounts payable of $18.3 million resulted from more construction progress as well as a decrease of customer deposits of $10.5 million due to more real estate units being sold in fiscal 2013. The negative cash used in operating activities is mainly attributable to the significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong City and Yangzhou Pearl Garden project located in Yang County.

Net cash used in operating activities for the year ended September 30, 2012 was $7.7 million, consisting of net income of $5.2 million, noncash adjustments of $0.1 million and net changes in our operating assets and liabilities, including a decrease in advances to venders and loans to outside parties of $6.0 million which were paid to offset these venders’ construction payable and repayment from the outside parties, an increase in real estate property development completed of $7.1 million resulting from our construction progress, an increase in payment of security deposits for land use rights of $16.6 million, an increase in customer deposits of $7.1 million resulted from our pre-sale efforts, a decrease in account payable of $3.7 million as we settled balances with our suppliers and an increase of other payables of $0.9 million. The additional cash used in operating activities is mainly attributable to the decreased revenue in fiscal 2012, the significant payment on security deposits for land use rights and settlements of account payable with our suppliers.

Financing activities

Net cash flows provided by financing activities amounted to approximately $15.8 million for the year ended September 30, 2013. During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate, which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining balance of the loan was received on October 21, 2013.

Net cash flows provided by financing activities amounted to negative $184,604 for the year ended September 30, 2012. During fiscal 2012, the Company received $3,142,332 of a short-term loan from a controlling shareholder to finance the land use rights purchase and the Company`s full repayment of such loan during the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

We have contractual obligations and commercial commitments that may affect our financial condition. Changes in market condition and other factors may result in actual payments differing from the estimates. Based on our assessment of the underlying provisions and circumstances of our contractual obligations and commercial commitments, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

The following table summarizes our outstanding borrowings and long-term contractual obligations and commercial commitments as of September 30, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years after

Long-term Bank loan	$19,497,295	$12,998,197	$6,499,098	$-	$-
Long-term Construction deposits	1,371,497	367,133	1,004,364	-	-
Operating lease obligations	56,410	26,862	29,548	-	-
	$20,925,202	$13,392,192	$7,533,010	$-	$-

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,332,396 as of September 30, 2014 (2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $2,960,452 as of September 30, 2014 ( 2013-$5,109,758).

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2014 and 2013, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2014 and 2013, the total interest capitalized in the real estate property development was $2,349,887 and $55,839, respectively.

Unaudited Quarterly Results

The following tables present unaudited quarterly financial information for the four quarters ended September 30, 2013 and 2014:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2012	2013	2013	2013	2013	2014	2014	2014

Real estate sales	$11,003,415	$19,382,960	$7,174,974	$30,247,724	$14,140,563	$49,907,770	$28,854,104	$31,393,491
Gross profit	$6,462,454	$7,556,224	$3,135,602	$9,126,061	$4,048,034	$15,507,808	$9,568,579	$9,686,199
Net Income	$5,509,077	$5,766,720	$2,262,545	$7,253,223	$3,057,117	$13,448,579	$8,161,271	$7,777,790

Basic and diluted income per common share
Basic	$0.12	$0.13	$0.05	$0.16	$0.07	$0.30	$0.18	$0.17
Diluted	$0.12	$0.13	$0.05	$0.16	$0.07	$0.30	$0.18	$0.17

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company’) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2014 expressed an adverse opinion.

/s/ Friedman LLP

New York, New York

December 12, 2014

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
ASSETS

Current assets:
Cash	$1,125,545	$5,878,101
Restricted cash	1,589,887	1,332,807
Advances to vendors	-	109,134
Cost and earnings in excess of billings	12,332,396	2,178,270
Real estate property development completed	6,050,263	11,607,164
Real estate property under development	140,313,127	1,580,670
Other current assets	1,409,367	368,377

Total current assets	162,820,585	23,054,523

Property, plant and equipment, net	889,497	977,739
Real estate property development completed, net of current portion	2,572,215	7,619,811
Security deposits for land use rights	3,249,549	3,259,240
Real estate property under development, net of current portion	128,516,074	142,916,601
Due from local government for real estate property development completed	3,165,644	-

Total Assets	$301,213,564	$177,827,914

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan – current portion	$12,998,197	$4,888,860
Short-term loans - other	15,290,753	-
Accounts payable	57,317,877	22,527,686
Other payables	13,777,853	1,863,922
Construction deposits	367,133	357,447
Billings in excess of cost and earnings	2,960,452	5,109,758
Customer deposits	31,100,334	6,130,466
Shareholder loan	5,465,743	1,810,000
Accrued expenses	3,801,567	2,896,539
Taxes payable	12,579,071	6,612,707

Total current liabilities	155,658,980	52,197,385

Deferred tax liabilities	2,992,459	650,067
Customer deposits, net of current portion	3,829,870	13,410,081
Long-term bank loan, less current portion	6,499,098	11,407,340
Construction deposits, net of current portion	1,004,364	1,013,877

Total liabilities	169,984,771	78,678,750

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding as of
September 30, 2014 and 2013	$45,050	$45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	12,845,197	8,977,230
Retained earnings	91,834,708	63,257,918
Accumulated other comprehensive income	8,744,489	9,109,617

Total stockholders' equity	131,228,793	99,149,164

Total Liabilities and Stockholders' Equity	$301,213,564	$177,827,914

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012
Real estate sales	$124,295,928	$67,809,073	$18,856,978
Less: Sales tax	7,547,052	4,244,644	1,180,437
Cost of real estate sales	77,938,256	37,284,088	9,590,009
Gross profit	38,810,620	26,280,341	8,086,532
Operating expenses
Selling and distribution expenses	923,879	915,217	517,025
General and administrative expenses	2,573,573	3,087,434	2,049,388
Total operating expenses	3,497,452	4,002,651	2,566,413
Operating income	35,313,168	22,277,690	5,520,119
Interest expense- net	(57,452)	(98,305)	(73,608)
Other income - net	-	10,398	12,659
Income before income taxes	35,255,716	22,189,783	5,459,170
Provision for income taxes	2,810,959	1,398,218	283,077
Net income	32,444,757	20,791,565	5, 176,093
Other comprehensive income
Foreign currency translation adjustment	(365,128)	2,634,743	862,601
Comprehensive income	$32,079,629	$23,426,308	$6,038,694
Basic and diluted income per common share
Basic	$0.72	$0.46	$0.11
Diluted	$0.72	$0.46	$0.11
Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000
Diluted	45,124,233	45,124,474	45,050,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income	Total
Balance at October 1, 2011	45,050,000	$45,050	$17,724,085	$5,945,384	$40,322,106	$5,612,273	$69,648,898
Stock-based Compensation			26,252				26,252
Appropriation of statutory reserve				603,970	(603,970)		-
Net income for the year	-				5,176,093		5,176,093
Foreign currency translation adjustments						862,601	862,601
Balance at September 30, 2012	45,050,000	45,050	17,750,337	6,549,354	44,894,229	6,474,874	75,713,844
Stock-based Compensation			9,012				9,012
Appropriation of statutory reserve				2,427,876	(2,427,876)		-
Net income for the year	-				20,791,565		20,791,565
Foreign currency translation adjustments						2,634,743	2,634,743
Balance at September 30, 2013	45,050,000	45,050	17,759,349	8,977,230	63,257,918	9,109,617	99,149,164
Appropriation of statutory reserve				3,867,967	(3,867,967)		-
Net income for the year	-				32,444,757		32,444,757
Foreign currency translation adjustments						(365,128)	(365,128)
Balance at September 30, 2014	45,050,000	$45,050	$17,759,349	$12,845,197	$91,834,708	$8,744,489	$131,228,793

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2014	2013	2012
Cash flows from operating activities
Net income	$32,444,757	$20,791,565	$5,176,093
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	2,348,981	640,095	-
Depreciation	85,504	88,818	89,363
Stock based compensation	-	9,012	26,252

Changes in assets and liabilities:
Due from local government for real estate property development completed	(3,171,932)	-	-
Advances to vendors	109,025	2,494,790	3,435,815
Loans to outside parties	-	21,249	2,581,379
Security deposits for land use rights	-	20,005,071	(16,562,486)
Cost and earnings in excess of billings	(10,180,783)	(2,144,855)	-
Real estate property development completed	10,568,278	7,659,989	(7,110,766)
Real estate property under development	(125,009,367)	(76,766,598)	(126,162)
Other current assets	(1,044,153)	(188,464)	(85,398)
Accounts payables	34,926,405	18,299,774	(3,700,969)
Other payables	11,943,147	604,996	885,072
Billings in excess of cost and earnings	(2,138,352)	5,031,374	-
Customer deposits	15,478,439	(10,510,235)	7,089,879
Construction deposits	4,258	168,439	106,436
Accrued expenses	914,825	518,602	277,201
Taxes payable	5,997,914	2,114,271	264,205
Net cash used in operating activities	$(26,723,054)	$(11,162,107)	$(7,654,086))

Cash flow from financing activities
Restricted cash	(261,561)	(216,286)	(184,604)
Proceeds from short-term loan-other	15,321,123	-	-
Proceeds from bank loan	8,140,008	16,046,213	-
Repayment of bank loan	(4,884,004)	-	-
Proceeds from shareholder loan	7,570,208	-	3,142,332
Repayment of shareholder loan	(3,907,204)	-	(3,142,332)
Net cash provided by (used in) financing activities	$21,978,570	$15,829,927	$(184,604)

Effect of changes of foreign exchange rate on cash	(8,072)	105,595	105,581
Net increase (decrease) in cash	(4,752,556)	4,773,415	(7,733,109)
Cash, beginning of year	5,878,101	1,104,686	8,837,795
Cash, end of year	$1,125,545	$5,878,101	$1,104,686

Supplemental disclosures of cash flow information:
Interest paid	$1,500,121	$55,839	$-
Income taxes paid	$339,613	$780,908	$129,863

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheet and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2014 and 2013.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2014 and 2013:

	Balance as of
	September 30, 2014	September 30, 2013
Current assets	$162,800,977	$23,034,850
Non-current assets	137,934,435	154,300,638
Total assets	300,735,412	177,335,488

Current liabilities	154,986,020	50,221,227
Non-current liabilities	14,325,791	26,481,365
Total liabilities	$169,311,811	$76,702,592

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,332,396 as of September 30, 2014 (2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $2,960,452 as of September 30, 2014 ( 2013-$5,109,758).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, loans to outside parties, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest which approximates the market rates.

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

	2014	2013	2012
Year end RMB : USD exchange rate	6.1547	6.1364	6.3190
Annual average RMB : USD exchange rate	6.1425	6.2320	6.3198

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese Government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of September 30, 2014 and 2013, the balances of restricted cash totaled $1,589,887 and $1,332,807, respectively. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any risks.

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of September 30, 2014 and 2013, the Company had outstanding balance of advance to vendors in the amount of $Nil and $109,134, respectively.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2014, 2013 and 2012, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2014, 2013 and 2012, the total interest capitalized in the real estate property development was $2,349,887, $55,839 and $Nil, respectively.

Property, Plant and equipment, net

Property, plant and equipment are recorded at cost less accumulated depreciation and any impairment losses.  The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, is normally expensed in the year in which it is incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of the assets are as follows:

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and equipment, net (continued)

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended September 30, 2014, 2013 and 2012.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2014, 2013 and 2012, the Company had not incurred any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2014 and 2013.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2014, 2013, and 2012. As of September 30, 2014, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2013, 2012. 2011, 2010 and 2009 are subject to examination by the Chinese taxing authorities.

As of September 30, 2014, the tax years ended September 30, 2006 through September 30, 2014 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent company, China HGS Real Estate Inc.’s tax years ended September 30, 2010 through September 30, 2014 remains open for statutory examination by U.S. tax authorities.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2014, 2013 and 2012 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2014, 2013 and 2012, the Company recorded advertising expenses of $288,911, $150,339 and $99,733, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended September 30,
	2014	2013	2012
Net income attributable to common share holders	$32,444,757	$20,791,565	$5,176,093

Weighted average common shares used in Basic computation	45,050,000	45,050,000	45,050,000
Effect of diluted stock options	74,233	74,474	-
Weighted average common shares used in Diluted computation	45,124,233	45,124,474	45,050,000

Earnings per share - Basic	0.72	0.46	0.11
Earnings per share - Diluted	0.72	0.46	0.11

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2014, one supplier accounted for 11% of the total project expenditure. For the year ended September 30, 2013, the top five suppliers accounted for 21%, 20%, 13%, 11% and 10% of the total project expenditures. One supplier accounted for 29% of project expenditures for the year ended September 30, 2012.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the impact of ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Accounting Standards Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2014 and 2013:

	Balance as of
	September 30, 2014	September 30, 2013
Development completed:
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,793,362	$5,031,358
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,605,886	1,638,775
Yang County Yangzhou Pearl Garden	4,609,585	11,941,367
Hanzhong City Central Plaza	613,645	615,475
Real estate property development completed	8,622,478	19,226,975
Less: Real estate property completed –short-term	6,050,263	11,607,164
Real estate property completed –long-term	$2,572,215	$7,619,811
Under development:
Hanzhong City Oriental Pearl Garden (a)	$60,298,669	$53,467,802
Hanzhong City Mingzhu Garden – Mingzhu Beiyuan (b)	73,351,415	54,727,543
Yang County Yangzhou Pearl Garden (c)	6,663,043	7,637,133
Yang County Yangzhou Palace	31,600,896	19,190,615
Hanzhong City Shijin Project	7,870,052	7,893,522
Hanzhong City Mingzhu Road West (d)	-	1,280,332
Hanzhong City Liuhou Road (d)	-	300,323
Hanzhong City Liangzhou Road and related projects (e)	86,050,259	-
Hanzhong City Hanfeng Beiyuan East (f)	419,762	-
Hanzhong City Beidajie	36,555	-
Yang County East 2nd Ring Road (g)	2,538,550	-
Real estate property under development	268,829,201	144,497,271
Less: Short-term portion	140,313,127	1,580,670
Real estate property under development –long-term	$128,516,074	$142,916,601

(a)	The Company recognized $33,897,236 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2014 (2013 and 2012 - $Nil)

(b)	The Company recognized $22,229,864 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2014 (2013- $15,067,840, 2012 -$Nil)

(c)	The Company recognized $8,890,469 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2014 (2013- $2,735,199, 2012-$Nil)

(d)	In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $3.0 million (RMB 18,716,489) which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with an approved price of $3,171,932. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2014, a receivable from the Hanzhong local government of $3,165,644 was classified as long term on the accompanying consolidated balance sheets (September 30, 2013 - $Nil).

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT (continued)

(e)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013 and is expected to be completed by the end of 2014. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2014, the actual costs incurred by the Company was $86,050,259 and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(f)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2014, the local government was still in the process of assessing the budget for these projects.

(g)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of September 30, 2014 and 2013, land use rights included in real estate property under development totaled $50,066,081 and $52,896,558, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2014 and 2013, property, plant and equipment was as follows:

	As of September 30,
	2014	2013
Buildings	$888,270	$890,920
Machinery	30,222	30,311
Office equipment	-	32,998
Automobiles	458,641	460,009
Total	1,377,133	1,414,238

Less: accumulated depreciation	487,636	436,499

Property, plant and equipment, net	$889,497	$977,739

Depreciation expense for the years ended September 30, 2014, 2013 and 2012 was $85,504, $88,818 and $89,363, respectively.

NOTE 5. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $19,448,552 (RMB119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2014, a deposit of $3,249,549 (RMB20,000,000) (2013 - $3,259,240 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

NOTE 6. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,371,618 (RMB150,000,000) at an interest rate (6.46% at September 30, 2014), which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2014, the Company received the full loan proceeds from the bank. (September 30, 2013 - $16,296,200 or RMB 100,000,000).

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $73,351,415 as of September 30, 2014 (September 30, 2013 - $54,727,543). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

NOTE 6. BANK LOAN (continued)

	As of September 30,
	2014	2013
China Construction Bank Loan	$19,497,295	$16,296,200
Less: current maturities of long-term bank loan	12,998,197	4,888,860
Bank loan	$6,499,098	$11,407,340

The weighted average interest rate of the loan was 6.46% as of September 30, 2014 (2013 - 6.46% and 2012- Nil). For the years ended September 30, 2014, 2013 and 2012, total loan interest was $1,500,121, $55,839 and $Nil, respectively. Of which, $1,500,121, $55,839 and $Nil was capitalized for the years ended September 30, 2014, 2013 and 2012, respectively.

The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
February 20, 2015	$6,499,098	RMB	40,000,000
August 20, 2015	6,499,098		40,000,000
February 10, 2016	4,874,324		30,000,000
August 20, 2016	1,624,775		10,000,000
Total	$19,497,295	RMB	120,000,000

NOTE 7. SHORT-TERM LOANS-OTHER

On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $16,247,746 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of September 30, 2014, the Company borrowed $15,290,753 (September 30, 2013-$Nil). For the year ended September 30, 2014, total interest was $620,586 which was capitalized in to the development cost of Liangzhou road project.

On September 26, 2014, the Company entered into a credit agreement with a financial institution. Pursuant to which, the Company can borrow up to is $4,874,324 (RMB 30,000,000) with one year term at a fixed interest rate of 20% per year. Borrowings would be related to the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO. Certain apartment units located in two buildings of Oriental Pearl Garden real estate project was also pledged for the loan. The Company received the loan proceeds on October 15, 2014.

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2014	2013
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$15,386,758	$11,013,061
Oriental Pearl Garden	12,541,634	6,617,245
Liangzhou road and related projects	1,980,600	-
Yang County Palace	1,849,270	-
Yangzhou Pearl Garden	3,171,942	1,910,241

Total	34,930,204	19,540,547
Including: Customer deposits -short-term	31,100,334	6,130,466
Customer deposits - long-term	$3,829,870	$13,410,081

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

NOTE 9. RELATED PARTY TRANSACTIONS

	As of September 30,
	2014	2013
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	3,655,743	-
Total	$5,465,743	$1,810,000

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2015. The Company recorded interest of $72,400 for each of the years ended September 30, 2014, 2013 and 2012. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2014, 2013 and 2012.

NOTE 9. RELATED PARTY TRANSACTIONS (continued)

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Zhu (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of September 30, 2014. As of September 30, 2014, the shareholder RMB loan balance was $3,655,743 (September 30, 2013-$Nil). The Company recorded interest of $233,846 for the year ended September 30, 2014, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2014. Subsequent to year ended September 30, 2014, the Company received new shareholder loans of $3,282,045 (RMB20,200,000) to continue supporting Company’s Liang Shan Road construction project development and the Company’s working capital needs.

NOTE 10. EFFECT OF CHANGE IN ESTIMATE

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2014, real estate development projects with gross profits recognized in 2013 had changes in their estimated revenue and related gross profit margins. The Company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2014 decreased by $1,340,650 (2013 – $Nil) and basic and diluted earnings per share for the year ended September 30, 2014 decreased by $0.03 (2013-$Nil).

NOTE 11. STOCK OPTIONS

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of September 30, 2014 and 2013, 66.7% and 33.3% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

NOTE 11. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, October 1, 2011	68,000	$2.49	3.87	$121,747
Granted	120,000	2.37	-	8,400
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2012	188,000	$2.41	2.88	$130,147
Granted	-	-	-	-
Forfeited	48,000	2.49	2.61	85,940
Exercised	-	-	-	-
Outstanding, September 30, 2013	140,000	$2.39	1.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2014	140,000	$2.39	0.89	$44,207
Exercisable, September 30, 2014	100,000	$2.38	0.89	$41,408

Stock-based compensation expense recognized in the years ended September 30, 2014, 2013 and 2012, was $Nil, $9,012 and $26,252, respectively. As of September 30, 2014 and 2013, there was no unrecognized compensation cost related to stock option awards that are expected to be recognized.

 NOTE 12. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2014, the Company had business sales tax payable of $10,410,449 (2013- $5,257,194), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2014, 2013 and 2012, the Company’s assessed income taxes were $884,685 and $1,398,218 and $283,077, respectively.

 NOTE 12. TAXES (continued)

(B) Corporate income taxes (“CIT”) (continued)

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2014, 2013 and 2012:

	For the years ended September 30,
	2014	2013	2012
Chinese statutory tax rate	25.0%	25.0%	25.0%
Valuation allowance change	0.1	0.1	0.6
Net impact of Exemption rendered by local tax authorities and other adjustments	(17.1)	(18.8)	(20.4)

Effective tax rate	8.0%	6.3%	5.2%

Income tax expense for the years ended September 30, 2014, 2013 and 2012 is summarized as follows:

	For the years ended September 30,
	2014	2013	2012
Current tax provision	$461,978	$758,123	$283,077
Deferred tax provision	$2,348,981	$640,095	-

Income tax expense	$2,810,959	$1,398,218	$283,077

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $323,792 and $251,392 as of September 30, 2014 and 2013, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2034. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2014 and September 30, 2013. The components of deferred taxes as of September 30, 2014 and September 30, 2013 consist of the following:

	As of September 30,
	2014	2013
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$110,089	$85,473
Valuation allowance	(110,089)	(85,473)
Deferred tax assets:	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$2,992,459	$650,067
Deferred tax liability – long term	$2,992,459	$650,067

 NOTE 12. TAXES (continued)

(B) Corporate income taxes (“CIT”) (continued)

Movement of valuation allowance:

	As of September 30,
	2014	2013
Beginning Balance	$85,473	$57,793
Current year additions	24,616	27,680
Ending Balance	$110,089	$85,473

The valuation allowance increased $24,616, $27,680 and $33,541 for the years end September 30, 2014, 2013 and 2012, respectively.

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

As at September 30, 2014, the outstanding LAT payable balance was $165,089 with respect to completed real estate properties sold up to September 30, 2014. As at September 30, 2013, the Company made a prepayment on LAT of $96,232 with respect to completed real estate properties sold up to September 30, 2013.

(D) Taxes payable consisted of the following:

	2014	2013

CIT	$884,685	$764,836
Business tax	10,410,449	5,257,194
Other taxes and fees	1,283,937	590,677

Total taxes payable	$12,579,071	$6,612,707

NOTE 13.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding. Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2014 and 2013, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

NOTE 13.  STOCKHOLDERS’ EQUITY (continued)

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

Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2014 and 2013, the balance of statutory surplus reserve was $12,845,197 and $ 8,977,230, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2014 and 2013.

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

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of September 30, 2014 is as follows:

Year ending September 30,	Minimum lease payment

2015	$26,862
2016	29,548
Years after	-
Total minimum payments required	$56,410

Total rental expense was $40,700, $16,046 and $15,823 for the years ended September 30, 2014, 2013 and 2012, respectively.

NOTE 15. SUBSEQUENT EVENT

Subsequent to the year ended September 30, 2014, the Company received new shareholder loans of $3,282,045 (RMB20,200,000) (Note 9) to continue supporting Company’s Liang Shan Road construction project development and the Company’s working capital needs.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2014, because of the material weakness and significant deficiencies in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2014. In making its assessment, management used the criteria in “Internal Control — 1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”. Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2014 was ineffective for the reasons discussed below.

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

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014:

Material weaknesses

•	Lack of formal policies and procedures in approving sales discounts combined with inadequate compensating controls.

•	Ineffective monitoring of internal controls over financial reporting.

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

Remediation Efforts to Address Significant Deficiencies

To remediate the material weakness and significant deficiencies described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engage a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establish formal policies and procedures in internal audit function.

•	Reinforce the procedures to ensure appropriate management level’s approval on offering sales discount and ensure sufficient review on the monthly tax return reconciliations

•	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weakness or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor included in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited China HGS Real Estate Inc. (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2014:

●	Lack of formal policies and procedures in approving sales discounts combined with inadequate compensating controls.

●	Ineffective monitoring of internal controls over financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended September 30, 2014, and this report does not affect our report dated December 12, 2014 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses describe above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated December 12, 2014 expressed an unqualified opinion.

/s/ Friedman LLP

New York, New York

December 12, 2014

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2014, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	47	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	45	Director	2010
Christy Young Shue	51	Director	2012
John Chen	42	Director	2012
Yuankai Wen	67	Director	2010

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

The following chart details the membership of each standing committee as of September 30, 2014 and the number of meetings each committee held in fiscal year 2014.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2014	4	1	1

M = Member

C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2014 are as follows:

Name	Ages	Position
Xiaojun Zhu *	47	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	36	Chief Financial Officer

*Mr. Zhu’s background and business experience is described above under “Directors”

**Wei (Samuel) Shen has been the Chief Financial Officer of the Company since May 2012. From November 2011 to May 2012, Mr. Shen was the Vice President for Finance of the Company. Mr. Shen is also the Director at Bluehill Investment Advisory Group, a PRC based financial consulting firm and the chief financial officer of New Era Minerals Inc. (TSX.V: NEM), a junior resource company. From 2006 to 2011, Mr. Shen served as an Audit Assurance Manager for a national public accounting firm, where he managed audit engagements for U.S. public companies. Mr. Shen holds both Chartered Accountant and Certified Public Accountant designations and is experienced with financial reporting under IFRS and US GAAP. Mr. Shen holds a Master of Management and Public Accounting.

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

Item 11.  Executive Compensation

Compensation of Executive Officers

Compensation Discussion and Analysis

Our primary goal with respect to our compensation programs has been to attract and retain the most talented and dedicated employees in key positions in order to compete effectively in the market place, successfully execute our growth strategies, and create lasting shareholder value. The Compensation Committee evaluates both individual and Company performance when determining the compensation of our executives. Our executives’ overall compensation is tied to the Company financial and operational performance, as measured by revenues and net income, as well as to accomplishing strategic goals such as merger and acquisitions and fund raising. We apply our compensation policies consistently for determining compensation of our Chief Executive Officer as we do with the other executives. The Compensation Committee assesses the performance of our Chief Executive Officer annually and determines the base salary and incentive compensation of our Chief Executive Officer. Our Chief Executive Officer is primarily responsible for the assessment of our other executive officers’ performance.

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2014, 2013 and 2012. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and Chairman of the Board (1)	2014	32,560		-		(2)	32,560
	2013	32,593		-		(2)	32,593
	2012	31,647					31,647
Wei (Samuel) Shen, Chief Financial Officer	2014	116,984	(3)	-	-		116,984
	2013	117,333	(3)	-	-		117,333
	2012	37,976					37,976

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2014, 2013 and 2012. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.1425 to the U.S. dollar for fiscal 2014, RMB6.1364 to the U.S. dollar for fiscal 2013 and RMB6.3198 to the U.S. dollar for fiscal 2012.

(2)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this perquisite is less than $10,000.

(3)	Samuel Shen became Chief Financial Officer of the Company in May 2012. For the year ended September 30, 2014, he received $116,984 for compensation as CFO pursuant to a contract (as described below) with the Company. For the year ended September 30, 2013, he received $117,333 for compensation as CFO pursuant to a contract (as described below) with the Company. For the year ended September 30, 2012, he received $37,976 for his role as a VP Finance of the Company.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2014, 2013 or 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2014, 2013 and 2012 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no wards made to a Named Executive Officer in fiscal 2014, 2013 or 2012 under any LTIP.

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

Employment Contracts and Termination of Employment

On May 28, 2012, the Company entered into a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company. The initial term of the contract was for one year and extended for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 (approximately US$9,749) and a discretional bonus of up to RMB180,000 (approximately US$29,246). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2014, 2013 or 2012. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2014 Year End

None.

Compensation of Directors

The following tables provides information regarding compensation earned by non-employee directors who served during fiscal 2014.

FISCAL 2014 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen -*	$16,280	-	-	-	-	-	$16,248

John Chen	$36,000	-	-	-	-	-	$36,000

Christy Young Shue	$24,000	-	-	-	-	-	$24,000

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2014. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2014.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.1425 to the U.S. dollar, the average exchange rate during 2014.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Ms. Shue, and Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively.  In addition, in August 2012, the Company agreed to grant each of Ms. Shue, and Messrs. Chen, two of our independent directors, nonstatutory stock options to purchase 60,000 and 60,000 shares of the Company’s common stock, respectively, which options shall vest in accordance with the schedule determined as of the date of grant. The Company did not grant stock option, to independent directors in 2014.  In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 8, 2014 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen(5)	20,000	*
Christy Young Shue (5)	40,000	*
John Chen (5)	40,000	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,580,000	70.1%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of December 8, 2014 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of December 8, 2014. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 8, 2014, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 40,000 shares of common stock exercisable as of December 8, 2014 or within 60 days thereafter.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2014:

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

The following related party transactions occurred during the fiscal year ended September 30, 2014:

The Company entered into a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, pursuant to which the Company borrowed $1,810,000 from Mr. Xiaojun Zhu to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum. On July 19, 2012, the term of the loan was extended to June 28, 2013. On July 19, 2013, the Company entered into the second amendment to the USD Loan Agreement to extend the term until June 28, 2014. The Company recorded interest of $72,400 for the years ended September 30, 2014 and 2013, respectively. The Company did not pay the interest and it is included in accrued expenses on the balance sheets as of September 30, 2014 and 2013.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2014 and 2013. Fees (including reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$240,000	$240,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$240,000	$240,000

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2014.

Part IV

ITEM 15          Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation(1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws(1)
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009(3)
10.2	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation)(4)
10.3	Independent Director Agreement between China HGS Real Estate Inc. and Yuankai Wen(2)
10.4	Form of Indemnification Agreement(2)
10.5	Form of Nonstatutory Stock Option Agreement(5)
10.6	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation)(6)
10.7	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation)(7)
10.8	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation)(8)
10.9	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation)(9)
10.10	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation)(9)
10.11	Independent Director Agreement by and between China HGS Real Estate Inc. and John Chen, dated August 22, 2012(12)
10.12	Independent Director Agreement by and between China HGS Real Estate Inc. and Christy Young Shue, dated August 22, 2012(13)
10.13	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012(14)
10.14	Form of Indemnification Agreement(15)
10.15	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu, dated July 19, 2013(16)
10.16	Loan Agreement by and between Shaanxi Guangxia Investment Development Group Co., Ltd. and China Construction Bank, dated August 23, 2013(17)
10.17	Loan Agreement between dated December 31, 2013 by and between Shaanxi Guangsha Investment and Development Group Co., Ltd and Mr. Xiaojun Zhu(18)

14	Code of Conduct(10)
21	List of subsidiaries of the Registrant(11)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	XBRL Instance Document

*	Filed herewith

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

(8) Incorporated herein by reference to registrant’s quarterly report on Form 10-Q filed August 15, 2011.

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

(13) Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 22, 2012.

(14) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 29, 2012.

(15) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 15, 2013.

(16) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 22, 2013.

(17) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 15, 2013.

(18) Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate Inc.

Date: December 12, 2014	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer,
and Chairman of the Board
of Directors

Date: December 12, 2014	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer,	December 12, 2014
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	December 12, 2014
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 12, 2014
Shenghui Luo

/s/Christy Young Shue	Director	December 12, 2014
Christy Young Shue

/s/John Chen	Director	December 12, 2014
John Chen

/s/ Yuankai Wen	Director	December 12, 2014
Yuankai Wen

