Form 10-Q
period 2014-12-31
CHINA HGS REAL ESTATE INC.
filed 2015-02-06
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934_

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 6, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

[PAGE NUMBERS NEED TO BE UPDATED UPON COMPLETION]

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	September 30
	2014	2014
ASSETS
Current assets:
Cash	$1,430,506	$1,125,545
Restricted cash	1,605,282	1,589,887
Advances to vendors	269,681	-
Cost and earnings in excess of billings	12,114,016	12,332,396
Real estate property development completed	5,731,826	6,050,263
Real estate property under development	136,395,822	140,313,127
Other current assets	1,025,337	1,409,367

Total current assets	158,572,470	162,820,585

Property, plant and equipment, net	869,765	889,497
Real estate property development completed, net of current portion	2,467,850	2,572,215
Security deposits for land use right	3,254,149	3,249,549
Real estate property under development, net of current portion	131,880,441	128,516,074
Due from local government for real estate property development completed	2,356,588	3,165,644

Total Assets	$299,401,263	$301,213,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$13,016,596	$12,998,197
Short-term loans - other	20,193,622	15,290,753
Accounts payable	47,317,247	57,317,877
Other payables	13,929,531	13,777,853
Construction deposits	367,652	367,133
Billings in excess of cost and earnings	4,135,323	2,960,452
Customer deposits	28,478,857	31,100,334
Shareholder loan	7,537,302	5,465,743
Accrued expenses	4,132,310	3,801,567
Taxes payable	11,898,229	12,579,071

Total current liabilities	151,006,669	155,658,980
Long-term bank loan, less current portion	6,508,298	6,499,098
Deferred tax liabilities	3,220,239	2,992,459
Customer deposits, net of current portion	4,618,728	3,829,870
Construction deposits, net of current portion	1,005,785	1,004,364

Total liabilities	166,359,719	169,984,771
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2014 and September 30, 2014	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	12,845,197	12,845,197
Retained earnings	93,460,698	91,834,708
Accumulated other comprehensive income	8,931,250	8,744,489
Total stockholders' equity	133,041,544	131,228,793

Total Liabilities and Stockholders' Equity	$299,401,263	$301,213,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2014	2013
Real estate sales	$10,565,687	$14,140,563
Less: Sales tax	(670,550)	(946,688)
Cost of real estate sales	(7,025,806)	(9,145,841)
Gross profit	2,869,331	4,048,034
Operating expenses
Selling and distribution expenses	375,166	114,350
General and administrative expenses	616,178	540,229
Total operating expenses	991,344	654,579
Operating income	1,877,987	3,393,455
Interest income	1,164	4,559
Interest expense	(18,100)	(18,100)
Income before income taxes	1,861,051	3,379,914
Provision for income taxes	235,061	322,797
Net income	1,625,990	3,057,117
Other comprehensive income
Foreign currency translation adjustment	186,761	407,365
Comprehensive income	$1,812,751	$3,464,482
Basic and diluted income per common share
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,122,819	45,127,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$1,625,990	$3,057,117
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	223,803	304,878
Depreciation	21,015	19,283
Changes in assets and liabilities:
Restricted cash	(13,160)	35,394
Due from local government for real estate property development completed	814,478	-
Advances to vendors	(269,993)	(88,377)
Cost and earnings in excess of billings	236,110	949,475
Real estate property development completed	435,511	557,801
Real estate property under development	934,562	(26,805,615)
Other current assets	386,470	(89,649)
Accounts payable	(10,093,427)	4,237,763
Other payables	132,328	1,764,531
Billings in excess of cost and earnings	1,172,034	(3,197,042)
Customer deposits	(1,884,242)	4,875,305
Construction deposits	-	14,245
Accrued expenses	326,052	(103,277)
Taxes payable	(699,456)	(681,032)
Net cash used in operating activities	(6,651,925)	(15,149,200)

Cash flow from financing activities
Proceeds from shareholder loan	2,068,775	4,325,754
Proceeds from bank loan	4,886,869	8,161,800
Net cash provided by financing activities	6,955,644	12,487,554

Effect of changes of foreign exchange rate on cash	1,242	17,218
Net increase (decrease) in cash	304,961	(2,644,428)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$1,430,506	$3,233,673
Supplemental disclosures of cash flow information:
Interest paid	$500,397	$355,757
Income taxes paid	$58,190	$185,313

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s accounts have been prepared in accordance with U.S. GAAP on a going concern basis.  As of December 31, 2014, the Company had $7,565,801 in working capital because a significant portion of our real estate property under development are classified as a long term asset, although these real estate under developments are under pre-sale contracts. With respect to capital funding requirements, the Company budgeted our capital spending based on our ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our various construction suppliers, we were able to effectively manage cash spending on construction. We have $39,718,516 total loans from bank and other financial institutions as of December 31, 2014, representing only14.4% of total real estate assets including real estate property development completed and real estate property under development, which provides us additional capacity to access new bank loans if needed. Also our major shareholder, Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support our financial needs. In addition, the Company’s cash flows from pre-sales and current sales should provide sufficient financial support for our current developments and operations.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest based on market.

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,114,016 as of December 31, 2014 (September 30, 2014- $12,332,396). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $4,135,323 as of December 31, 2014 (September 30, 2014-$2,960,452).

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

	For three months ended December 31,		September 30,
	2014	2013	2014
Period end RMB : USD exchange rate	6.1460	6.1122	6.1547
Three months average RMB : USD exchange rate	6.1389	6.1261	6.1425

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. As of December 31, 2014 and September 30, 2014, restricted cash totaled $1,605,282 and $1,589,887 respectively. These deposits are not covered by insurance. The Company has not experienced any losses to date as a result of this policy.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential and commercial units in the PRC. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. Historically, the Company has not experienced any losses as a result of these advances. As of December 31, 2014 and September 30, 2014, the Company had outstanding advances to vendors in the amount of $269,681 and $Nil, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2014 and 2013, the Company did not recognize any impairment for real estate property under development and completed.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2014 and 2013.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months periods ended December 31, 2014 and 2013, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2014 and September 30, 2014.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2014, and 2013, respectively.

As of December 31, 2014, the tax years ended December 31, 2009 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through September 30, 2014 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County requires a tax rate of 0.5%.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three months ended December 31, 2014 and 2013 were net income and foreign currency translation adjustments.

Basic and diluted earnings per share

The Company computes earnings per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no anti-dilutive shares for the three months ended December 31, 2014 and 2013.

Advertising expenses

Advertising costs are expensed as incurred. For the three months ended December 31, 2014 and 2013, the Company recorded advertising expenses of $88,730 and $48,743, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2014, none of the suppliers accounted for over 10% of project expenditures. For the three months ended December 31, 2013, none of the suppliers accounted for over 10% of project expenditures.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,729,304	$1,793,362
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,608,159	1,605,886
Yang County Yangzhou Pearl Garden	4,247,698	4,609,585
Hanzhong City Central Plaza	614,515	613,645
Real estate property development completed	8,199,676	8,622,478
Less: Real estate property completed –short-term	5,731,826	6,050,263
Real estate property completed –long-term	$2,467,850	$2,572,215
Under development:
Hanzhong City Oriental Pearl Garden (c)	$5,512,006	$60,298,669
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	72,022,502	73,351,415
Yang County Yangzhou Pearl Garden (b)	58,861,287	6,663,043
Yang County Yangzhou Palace	33,601,826	31,600,896
Hanzhong City Shijin Project	7,881,182	7,870,052
Hanzhong City Liangzhou Road and related projects (d)	87,322,694	86,050,259
Hanzhong City Hanfeng Beiyuan East (e)	496,015	419,762
Hanzhong City Beidajie	36,609	36,555
Yang County East 2nd Ring Road (f)	2,542,142	2,538,550
Real estate property under development	268,276,263	268,829,201
Less: Short-term portion	136,395,822	140,313,127
Real estate property under development –long-term	$131,880,441	$128,516,074

(a)	The Company recognized $3,006,823 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2014 (2013 - $7,524,150)

(b)	The Company recognized $1,355,415 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2014 (2013- $1,063,902)

(c)	The Company recognized $2,228,058 of development cost in the cost of real estate sales under the percentage of completion method for the three months ended December 31, 2014 (2013-$Nil)

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(d)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013 and is expected to be completed by the first half of 2015. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of December 31, 2014, the actual costs incurred by the Company was $87,322,694 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2014, the Company received government’s subsidies in the amount of $1,724,374 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of December 31, 2014, the local government was still in the process of assessing the budget for these projects.

(f)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2014 - 6.15% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of December 31, 2014 and September 30, 2014, land use rights included in real estate property under development totaled $49,779,652 and $50,066,081, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $19,476,082 (RMB119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of December 31 2014, a deposit of $3,254,149 (RMB20,000,000) (2013 - $3,249,549 or RMB20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,406,118 (RMB150,000,000) at an interest rate (6.46% at December 31, 2014), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $72,022,502 as of December 31, 2014 (September 30, 2014 - $73,351,415). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

	December 31, 2014	September 30, 2014
China Construction Bank Loan	$19,524,894	$19,497,295
Less: current maturities of long-term bank loan	13,016,596	12,998,197
Bank loan – long term	$6,508,298	$6,499,098

The weighted average interest rate of the loan was 6.46% as of December 31, 2014 and September 30, 2014. For the three months ended December 31, 2014, total loan interest was $318,707 (2014 - $356,567), which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project. The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
February 20, 2015	6,508,298	40,000,000
August 20, 2015	6,508,298	40,000,000
February 10, 2016	4,881,224	30,000,000
August 20, 2016	1,627,074	10,000,000
Total	19,524,894	120,000,000

NOTE 6. SHORT-TERM LOANS-OTHER

As of December 31, 2014, the Company has the following other short term loans:

	December 31, 2014	September 30, 2014
Loan A (i)	$15,312,398	$15,290,753
Loan B (ii)	4,881,224	-
Short-term loans - other	$20,193,622	$15,290,753

(i)	On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $16,270,745 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of December 31, 2014, the Company borrowed $15,312,398 (September 30, 2014 - $15,290,753). For the three months ended December 31, 2014, total interest was $382,810 (2014 - $Nil), which was capitalized in to the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHORT-TERM LOANS-OTHER (continued)

(ii)	On September 26, 2014, the Company entered into a credit agreement with a financial institution. On October 15, 2014, the Company borrowed $4,881,224 (RMB 30,000,000) at a fixed interest rate of 20% per year and due on March 31, 2015. The loan is for the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO. Two buildings of Oriental Pearl Garden real estate project were also pledged for the loan. The accumulated development costs incurred by the Company on these two buildings are $8,055,724 as at December 31, 2014. For three months ended December 31, 2014, total interest was $181,690 (2014 - $Nil), which was capitalized in to the development cost of Oriental Pearl Garden real estate project.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2014	September 30, 2014
Customer deposits by real estate projects

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$13,687,245	$15,386,758
Hanzhong City Oriental Pearl Garden	11,361,366	12,541,634
Liangzhou road and related projects	2,305,565	1,980,600
Yang County Palace	2,801,285	1,849,270
Yangzhou Pearl Garden	2,942,124	3,171,942
Total	33,097,585	34,930,204

Including: Customer deposits -short-term	28,478,857	31,100,334
Customer deposits - long-term	$4,618,728	$3,829,870

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

	December 31, 2014	September 30, 2014
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	5,727,302	3,655,743
Total	$7,537,302	$5,465,743

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan originally matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2015. The Company recorded interest of $18,100 for the three months ended December 31, 2014 (2013 -$18,100). The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from the chairman in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of December 31, 2014 and September 30, 2014. The loan was renewed subsequent to December 31, 2014 with the same term. The Company recorded interest of $80,099 and $721 for the three months ended December 31, 2014 and 2013, respectively, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and September 30, 2014.

NOTE 9. STOCK OPTIONS

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of December 31, 2014 and September 30, 2014, 75.0% and 66.7% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2014	140,000	$2.39	0.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2014	140,000	$2.39	0.63	$44,207
Exercisable, December 31, 2014	110,000	$2.38	0.63	$42,108

The Company recorded $Nil stock-based compensation expense for the three months ended December 31, 2014 and 2013.

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2014, the Company had business sales tax payable of $9,713,180 (September 30, 2014- $10,410,449), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended December 31, 2014 and 2013, the Company’s assessed income taxes were $11,258 and $17,919, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2014 and 2013:

	For the three months ended December 31,
	2014	2013
Chinese statutory tax rate	$25.0%	25.0%
Valuation allowance change	0.1	0.1
Net impact of exemption rendered by local tax authorities and other adjustments	(12.5)	(15.5)

Effective tax rate	$12.6%	9.6%

Income tax expense for the three months ended December 31, 2014 and 2013 is summarized as follows:

	For the three months ended December 31,
	2014	2013
Current tax provision	$11,258	$17,919
Deferred tax provision	223,803	304,878

Income tax provision	$235,061	$322,797

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $341,892 and $323,792 as of December 31, 2014 and September 30, 2014, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2034. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2014 and September 30, 2014. The components of deferred taxes as of December 31, 2014 and September 30, 2014 consist of the following:

	December 31, 2014	September 30, 2014
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	$116,243	$110,089
Valuation allowance	(116,243)	(110,089)
Deferred tax assets:	$-	$-

Deferred tax liability
Revenue recognized based on percentage of completion	$3,220,239	$2,992,459
Deferred tax liability- long term	$3,220,239	$2,992,459

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

B) Corporate income taxes (“CIT”)

The valuation allowance increased $6,154 for the three months end December 31, 2014 and 2013, respectively.

	For the three months ended December 31,
	2014	2013
Beginning Balance	$110,089	$85,473
Current period additions	6,154	6,154
Ending Balance	$116,243	$91,627

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at December 31, 2014, the outstanding LAT payable wes $223,768 with respect to completed real estate properties sold up to December 31, 2014. As at September 30, 2014,  the outstanding LAT payable balance was $165,089 with respect to completed real estate properties sold up to September 30, 2014.

(D) Taxes payable consisted of the following:

	December 31, 2014	September 30, 2014

CIT	$839,059	$884,685
Business tax	9,713,180	10,410,449
Other tax and fees	1,345,990	1,283,937
Total taxes payable	$11,898,229	$12,579,071

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. CONTINGENCY AND COMMITMENTS (continued)

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of December 31, 2014 is as follows:

Twelve months ending	Minimum lease payment

2015	$26,847
2016	29,531
Years after	-
Total minimum payments required	$56,378

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2014, our sales, gross profit and net income were $10,565,687, $2,869,331 and $1,625,990, respectively, representing an approximate 25.3%, 29.1% and 46.8% decrease in sales, gross profit and net income from three months ended December 31, 2013, respectively. The decrease in sales, gross profit and net income mainly resulted from a slow down of contracted sales achieved in the current quarter. Since the construction of our real estate property under developments are close to completion, we expect our real estate properties can attract more new customers when more residences move into the properties.

The Company adopted the percentage of completion method in fiscal 2013 to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for the three months ended December 31, 2014 was $9,818,507 (2013- $12,948,596), representing 92.9% (2013 - 91.6%) of total revenue for the quarter, with related costs of these real estate sales was $6,590,296 (2013 - $8,588,040), representing 93.8% (2013 - 93.9%) of the real estate costs in the quarter. The gross profit from the percentage of completion method was $2,598,909 (2013-$3,479,668), representing 90.6% (2014 - 86.0%) of the total gross profit for the quarter.

For the three months ended December 31, 2014, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $374.8 per square meter, a decrease of 12.0% from the ASP of $425.7 per square meter for the three months ended December 31, 2013.We lower the selling price to promote the sales of the remaining apartment units. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $644.34 per square meter, a 11.0% increase from the ASP of $580.5 per square meter for the three months ended December 31, 2013.

Market Outlook

With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deeping our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began construction of the following large high rise residential projects in Hanzhong City and Yang County:

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

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013. The related pre-sales license is expected to be obtained in later half of fiscal 2015.

Road Construction

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (“Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013 and is expected to be completed by the first half of 2015. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated by government as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of December 31, 2014, the actual costs incurred by the Company was $87,322,694 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2014, the Company received government’s subsidies in the amount of $1,724,374 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2014 – 6.15% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of December 31, 2014, the actual costs incurred by the Company was $2,542,142 (September 30, 2014 - $2,538,548) which was included in real estate property under development.in the consolidated balance sheet.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest base on market.

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

Effect of change in estimate

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. Any changes in the estimates and assumptions will change the net income and basic and diluted earnings per share.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 compared to Three Months Ended December 31, 2013

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2014	2013

Revenue recognized under full accrual method	$747,180	$1,191,967
Revenue recognized under percentage of completion method	9,818,507	12,948,596
Total	$10,565,687	$14,140,563

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2014		2013		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$153,444	20.5%	$241,539	20.3%	$(88,095)	(36.5)%
Yangzhou Pearl Garden	593,736	79.5%	950,428	79.7%	(356,692)	(37.5)%
NanDajie (Mingzhu Xinju)	-		-

Total Real Estate Sales before Sales Tax	747,180	100%	1,191,967	100%	(444,787)	(37.3)%
Sales Tax	(41,248)		(299,258)		258,010	(86.2)%
Revenue net of sales tax	$705,932		$892,709		$(186,777)	(20.9)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our first quarter ended December 31, 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 37.3% to approximately $0.7 million for the three months ended December 31, 2014 from approximately $1.2 million for the same period last year. The total GFA sold during the three months ended December 31, 2014 was 1,822 square meters, representing a 31.2% decrease from 2,649 square meters completed and sold for the three months ended December 2013.

Sales tax for the three months ended December 31, 2014 and 2013 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2014 and 2013 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended December 31, 2014 decreased by 86.2% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

		For the three months ended December 31, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	90%	$65,654,302	$4,685,248	$62,823,186
Oriental Garden	273,693	81%	66,165,536	3,400,460	57,695,997
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	93%	17,799,809	1,732,799	16,878,717
Total	693,868		$149,619,647	$9,818,507	$137,397,900

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the three months ended December 31, 2013
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	69%	$52,069,959	$11,441,649	$35,113,394
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	62%	8,642,278	1,506,947	5,371,036
Total	420,175		$60,712,237	$12,948,596	$40,484,430

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2013 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, total contract sales as of December 31, 2014 were $81,048,725, which increased 5.6% from total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under contract sales as of December 31, 2014 was 141,616 square meters, which increased 5% from the GFA of 134,858 square meters sold under contract sales as of September 30, 2014. The average unit price was $572 per square meters for the contracted sales as of December 31, 2014, slightly increased from the average unit price of 570 per square meters for contract sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $65,654,302 for the three months ended December 31, 2014 (September 30, 2014 - $61,286,227).

For Oriental Garden real estate property under development, total contract sales as of December 31,2014 were 74,268,935 (September 30, 2014 - $71,749,384). Total GFA sold under contract sales as of December 31, 2014 was 105,274 square meters (September 30, 2014 - 101,770). The average unit price was $705 per square meters (September 30, 2014 - $705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $66,165,536 for the three months ended December 31, 2014 (September 30, 2014 - $62,400,995).

For Yangzhou Pearl Garden real estate property under development, total contract sales as of December 31, 2014 were $17,799,809, which increased 10% from contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under contract sales as of September 30, 2014 was 43,161 and increased 10.8% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for contract sales as of December 31, 2014 was $412 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $17,799,809 for the three months ended Dec 31, 2014 (September 30, 2014- $16,136,219).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2014		2013		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$396,650	5.6%	$1,139,115	12.5%	$(742,465)	(65.3)%
Construction cost	6,629,156	94.4%	8,006,726	87.5%	(1,377,570)	(17.2)%
Total cost	$7,025,806	100%	$9,145,841	100%	$(2,120,035)	(23.2)%

Our cost of sales consists of costs associated with land use rights and construction costs. Cost of sales are capitalized and allocated to development projects using the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project (or phase of the project) times the total cost of the project (or phase of the project).

Cost of sales was approximately $7.0 million for the three months ended December 31, 2014 compared to $9.1 million for the three months ended December 31, 2013. The $2.1 million decrease in cost of sales was mainly attributable to the decrease in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2014 were $396,650, as compared to $1,139,115 for the three months ended December 31, 2013, representing an decrease of $743,312 from the same quarter last year. The decrease was consistent with the fact that the total revenue for the three months ended December 31, 2014 was less than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2014 were approximately $6.6 million as compared to approximately $8.0 million for the three months ended December 31, 2013, representing a decrease of $1.4 million. The decrease in construction cost was due to less units sold during the quarter ended December 31, 2014.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2014 slightly increased to 66.5% from 64.7% for the three months ended December 31, 2013, which was mainly attributable to the fact the majority of revenue in both quarters were derived from sales of lower margin residential properties.

Gross Profit

Gross profit was approximately $2.9 million for the three months ended December 31, 2014 as compared to approximately $4.0 million for the three months ended December 31, 2013, representing a decrease of $1.1 million, which was mainly attributable to less revenue recognized in the current quarter. The overall gross profit as a percentage of real estate sales before sales tax slightly decreased to 27.2% during the three months ended December 31, 2014 from 28.6% for the same quarter last year, mainly due to the reduction of the selling prices to promote the sales of existing residential properties.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2014		2013
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,765,197	36.5%	$4,046,437	34.6%
Oriental Garden	1,172,402	34.5%	-	-
Yangzhou Pearl Garden	602,282	25.9%	948,285	38.6%
Sales Tax	(670,550)		(946,688)
Total Gross Profit	2,869,331	27.2%	4,048,034	28.6%
Total Real Estate Sales before Sales Tax	$10,565,687		$14,140,563

Operating Expenses

Total operating expenses increased by 51.4% or $336,765 to $991,344 for the three months ended December 31, 2014 from $654,579 for the three months ended December 31, 2013 as a result of a significant increase in selling expense of $260,816 and a 14.1% increase in general and administration expenses of $75,949.

The increase in selling expenses for three months ended December 31, 2014 was primarily attributed to increase of salesforce and marketing activities. The increase in general administration expense for the three months ended December 31, 2014 was attributed to higher consulting fee paid on real estate property assessments.

	For Three Months Ended December 31,
	2014	2013

Selling expenses	$375,166	$114,350
General and administrative expenses	616,178	540,229
Total operating expenses	$991,344	$654,579
Percentage of Real Estate Sales before Sales Tax	9.4%%	4.6%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2014 and 2013.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended December 31, 2014 were $235,061 compared to $322,797 for the three months ended December 31, 2013 as a result of the decrease in our revenue.

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

Net Income

We reported net income of $1,625,990 for the three months ended December 31, 2014, as compared to net income of $3,057,117 for the three months ended December 31, 2013. The decrease of $1.4 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

Other Comprehensive Income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $186,761 and $407,365 for the three months ended December 31, 2014 and 2013, respectively.  The balance sheet amounts with the exception of equity at December 31, 2014 were translated at 6.1460 RMB to 1.00 USD as compared to 6.1547 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2014 and 2013 were 6.1389 RMB and 6.1261 RMB, respectively.

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

As of December 31, 2014, the Company had approximately $7.5 million in working capital, a 4% increase of $0.3 million as compared to $7.2 million as of September 30, 2014. Our total cash and restricted cash balance decreased to approximately $3.0 million as of December 31, 2014, representing an increase of $0.3 million as compared to approximately $2.7 million as of September 30, 2014. Since most of our current real estate development under construction are close to completion and delivery, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during fiscal 2015.

With respect to capital funding requirements, the Company budgeted capital spending based on an ongoing assessment of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our major shareholder, Mr Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2014	2013
Net cash used in operating activities	$(6,651,925)	$(15,149,200)
Net cash provided by financing activities	6,955,644	12,487,554
Effect of change of foreign exchange rate on cash	1,242	17,218
Net cash increase (decrease) in cash	304,961	(2,644,428)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$1,430,506	$3,233,673

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2014 was $6.7 million, consisting of net income of $1.6 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included an increase in billings in excess of cost and earnings of $1.2 million resulted from using the percentage of completion method of revenue recognition, offset by payments for accounts payable of $10.1 million due to our sub-contractors and suppliers and a decrease in customer deposits of $1.9 million due to slow season for the presales. The negative cash provided by operating activities is mainly attributable to our significant spending on our real estate properties under development.

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

Financing Activities

Net cash flows provided by financing activities amounted to approximately $7.0 million for the three months ended December 31, 2014, which included a loan from a financial institution approximately $4.9 million and $2.1 million of shareholder loans from our principle shareholder.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations and commercial commitments as of December 31, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years after

Long-term Bank loan	$19,524,894	$13,016,596	$6,508,298	$-	$-
Long-term Construction deposits	1,373,437	367,652	1,005,785	-	-
Operating lease obligations	56,378	26,847	29,531	-	-
Short-term loans - other	20,193,622	20,193,622	-
	$41,148,331	$33,604,717	$7,543,614	$-	$-

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange Risk

All of our net sales, and a majority of our costs and expenses are denominated in RMB. Although the conversion of RMB is highly regulated in China, the value of RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and majority of our cash assets are denominated in RMB, other than certain cash deposits we keep in a bank in Hong Kong and the U.S., appreciation or depreciation in the value of RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividends we may issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Credit Risk

We are exposed to credit risk from our cash in banks, accounts receivable and due from local government for real estate property development completed. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated unrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis.

To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engaging a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyzing the capability and reliability of existing systems, and establishing an integrated information technology development plan.

•	Providing additional U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establishing formal policies and procedures in internal audit function.

•	Reinforcing the procedures to ensure appropriate management level’s approval on offering sales discount and ensuring sufficient review on the monthly tax return reconciliations.

•	Implementing ongoing initiative and training in the Company to ensure the importance of internal controls and compliance, with established policies and procedures, are fully understood throughout the organization and providing continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with these procedures and policies.

The Company continued to engage an existing independent professional consulting firm to assist the Company’s Internal Control Evaluation Committee in evaluating internal control effectiveness in fiscal 2015.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7.4% in 2014 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2013 and in 2014. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

Our third-party contractors are responsible for procuring almost all of the raw materials used in our project developments. Our construction contracts typically provide for fixed or capped payments, but the payments are subject to changes in government-suggested steel prices. The increase in steel prices will result in an increase in our construction cost. In addition, the increases in the price of raw materials, such as cement, concrete blocks and bricks, in the long run could be passed on to us by our contractors, which will increase our construction cost. Any such cost increase could reduce our earnings to the extent we are unable to pass these increased costs to our customers.

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

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early stage.

The residential property industry in the PRC is still in a relatively early stage. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in Tier 3 and 4 cities which have lagged in progress in these aspects when compared to Tier 1 cities.

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

China HGS Real Estate, Inc.

February 6, 2015	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

