Form 10-Q
period 2015-03-31
CHINA HGS REAL ESTATE INC.
filed 2015-05-11
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2015

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

+ (86) 091 - 62622612

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	September 30
	2015	2014
ASSETS
Current assets:
Cash	$1,018,455	$1,125,545
Restricted cash	1,629,017	1,589,887
Advances to vendors	65,353	-
Cost and earnings in excess of billings	11,097,577	12,332,396
Real estate property development completed	4,576,372	6,050,263
Real estate property under development	130,182,807	140,313,127
Other current assets	237,031	1,409,367

Total current assets	148,806,612	162,820,585

Property, plant and equipment, net	852,297	889,497
Real estate property development completed, net of current portion	2,413,376	2,572,215
Security deposits for land use right	3,267,653	3,249,549
Real estate property under development, net of current portion	139,339,801	128,516,074
Due from local government for real estate property development completed	2,366,367	3,165,644

Total Assets	$297,046,106	$301,213,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$11,436,787	$12,998,197
Short-term loans - other	11,373,068	15,290,753
Accounts payable	40,362,754	57,317,877
Other payables	14,404,395	13,777,853
Construction deposits	359,312	367,133
Billings in excess of cost and earnings	5,972,193	2,960,452
Customer deposits	28,188,991	31,100,334
Shareholder loan	11,362,985	5,465,743
Accrued expenses	4,591,043	3,801,567
Taxes payable	13,657,327	12,579,071

Total current liabilities	141,708,855	155,658,980

Long-term bank loan, less current portion	1,633,827	6,499,098
Deferred tax liabilities	3,746,058	2,992,459
Customer deposits, net of current portion	6,042,496	3,829,870
Construction deposits, net of current portion	1,009,959	1,004,364

Total liabilities	154,141,195	169,984,771
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2015 and September 30, 2014	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	12,845,197	12,845,197
Retained earnings	102,730,799	91,834,708
Accumulated other comprehensive income	9,524,516	8,744,489
Total stockholders' equity	142,904,911	131,228,793

Total Liabilities and Stockholders' Equity	$297,046,106	$301,213,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,		Six months ended 31,
	2015	2014	2015	2014

Real estate sales	$23,558,742	$49,907,770	$34,124,429	$64,048,333
Less: Sales tax	1,566,839	3,007,183	2,237,389	3,953,871
Cost of real estate sales	11,330,140	31,503,090	18,355,946	40,648,931
Gross profit	10,661,763	15,397,497	13,531,094	19,445,531

Operating expenses
Selling and distribution expenses	217,976	253,916	593,142	368,266
General and administrative expenses	593,348	586,245	1,209,526	1,126,474
Total operating expenses	811,324	840,161	1,802,668	1,494,740

Operating income	9,850,439	14,557,336	11,728,426	17,950,791

Interest income	3,276	4,446	4,440	9,005
Interest expense	(18,100)	(18,100)	(36,200)	(36,200)
Income before income taxes	9,835,615	14,543,682	11,696,666	17,923,596

Provision for income taxes	565,514	1,095,103	800,575	1,417,900
Net income	9,270,101	13,448,579	10,896,091	16,505,696

Other comprehensive income (loss)
Foreign currency translation adjustment	593,266	(939,669)	780,027	(532,304)

Comprehensive income	$9,863,367	$12,508,910	$11,676,118	$15,973,392

Basic and diluted income per common share
Basic	$0.21	$0.30	$0.24	$0.37
Diluted	$0.21	$0.30	$0.24	$0.37

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,120,699	45,126,214	45,120,699	45,126,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$10,896,091	$16,505,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	734,407	1,103,204
Depreciation	42,012	43,661
Changes in assets and liabilities:
Restricted cash	(30,168)	(157,070)
Due from local government for real estate property development completed	814,120	(3,183,853)
Advances to vendors	(65,130)	109,435
Cost and earnings in excess of billings	1,299,070	3,681,777
Real estate property development completed	1,675,022	7,542,703
Real estate property under development	801,585	(56,191,546)
Other current assets	1,176,152	(217,975)
Accounts payables	(17,215,394)	3,010,516
Other payables	547,901	3,814,113
Billings in excess of cost and earnings	2,985,006	(3,600,479)
Customer deposits	(890,271)	6,269,755
Construction deposits	(9,832)	14,260
Accrued expenses	767,099	(154,580)
Taxes payable	1,004,726	2,610,444
Net cash provided by (used in) operating activities	4,532,396	(18,799,939)

Cash flow from financing activities
Proceeds from shareholder loan	5,856,780	7,598,660
Proceeds from bank loan	-	8,170,602
Repayment of bank loan	(6,512,961)	-
Proceeds from short-term loans-other	4,884,721	-
Repayment of short-term loans-other	(8,873,910)	-
Net cash (used in) provided by financing activities	(4,645,370)	15,769,262

Effect of changes of foreign exchange rate on cash	5,884	(3,471)
Net decrease in cash	(107,090)	(3,034,148)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$1,018,455	$2,843,953
Supplemental disclosures of cash flow information:
Interest paid	$1,056,229	$751,854
Income taxes paid	$72,089	$244,997

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30% - 50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

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

	For six months ended March 31,		September 30,
	2015	2014	2014
Period end RMB : USD exchange rate	6.1206	6.1619	6.1547
Period average RMB : USD exchange rate	6.1416	6.1195	6.1425

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed.

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

Impairment of long-lived assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2015 and 2014.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and six months periods ended March 31, 2015 and 2014, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no uncertain tax positions as of March 31, 2015 and September 30, 2014.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2015, and 2014, respectively.

As of March 31, 2015, the tax years ended December 31, 2009 through December 31,2014 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through September 30, 2014 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Interest expense related to the cost of real estate sales in the amount of $110,331 was reclassified to cost of real estate sales for the three months and six months ended March 31, 2014. This reclassification has no effect on the accompanying condensed consolidated net income and cash flows.

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and six months ended March 31, 2015 and 2014 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and six months ended March 31, 2015, the Company recorded advertising expenses of $65,313 and $154,043 (2014 - $18,520 and $67,269), respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended March 31, 2015, three suppliers accounted for 25%, 17% and 12% of project expenditures, respectively. For the three months ended March 31, 2014, one supplier accounted for over 11% of total project expenditures. For the six months ended March 31, 2015, two suppliers accounted for 18% and 16% of project expenditures, respectively. For the six months ended March 31, 2014, four suppliers accounted for 19%, 14%, 14% and 10% of total project expenditures, respectively.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. This ASU will be effective for periods beginning after December 15, 2015, for public companies. The Company does not expect the adoption of ASU 2015-02 will have a material impact on the Company’s consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements (continued)

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company does not expect the adoption of ASU 2015-01 will have a material impact on the Company’s consolidated financial statements.

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,644,700	$1,793,362
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,494,799	1,605,886
Yang County Yangzhou Pearl Garden	3,850,249	4,609,585
Hanzhong City Central Plaza	-	613,645
Real estate property development completed	6,989,748	8,622,478
Less: Real estate property completed – short-term	4,576,372	6,050,263
Real estate property completed – long-term	$2,413,376	$2,572,215
Under development:
Hanzhong City Oriental Pearl Garden (c)	$57,017,433	$60,298,669
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	68,227,787	73,351,415
Yang County Yangzhou Pearl Garden (b)	4,937,092	6,663,043
Yang County Yangzhou Palace	38,897,277	31,600,896
Hanzhong City Shijin Project	7,913,886	7,870,052
Hanzhong City Liangzhou Road and related projects (d)	89,351,664	86,050,259
Hanzhong City Hanfeng Beiyuan East (e)	555,257	419,762
Hanzhong City Beidajie	69,521	36,555
Yang County East 2nd Ring Road (f)	2,552,691	2,538,550
Real estate property under development	269,522,608	268,829,201
Less: Short-term portion	130,182,807	140,313,127
Real estate property under development –long-term	$139,339,801	$128,516,074

(a)	The Company recognized $4,979,697 and $7,986,520 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2015 (2014 - $4,511,268 and $12,035,418), respectively.

(b)	The Company recognized $719,567 and $2,074,982 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2015 (2014- $2,261,234 and $3,325,136), respectively.

(c)	The Company recognized $4,391,364 and $6,619,422 of development cost in the cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2015 (2014- $15,274,148 and $15,274,148), respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

(d)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013 and is expected to be completed by the first half of 2015. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of March 31, 2015, the actual costs incurred by the Company was $89,351,664 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2015, the Company received government’s subsidies in the amount of $Nil and $1,724,374 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of March 31, 2015, the local government was still in the process of assessing the budget for these projects.

(f)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China Construction Bank (March 31, 2015 – 5.75% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of March 31, 2015 and September 30, 2014, land use rights included in real estate property under development totaled $49,466,454 and $50,066,081, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $19,556,906 (RMB119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of March 31, 2015, a deposit of $3,267,653 (RMB20,000,000) (September 30, 2014 - $3,249,549 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the “Loan Agreement”) with China Construction Bank, Hanzhong Branch (the “Bank”) for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,507,401 (RMB150,000,000) at an interest rate (6.46% at March 31, 2015), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $68,227,787 as of March 31, 2015 (September 30, 2014 - $73,351,415). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

	March 31, 2015	September 30, 2014
China Construction Bank Loan	$13,070,614	$19,497,295
Less: current maturities of long-term bank loan	11,436,787	12,998,197
Bank loan – long term	$1,633,827	$6,499,098

The weighted average interest rate of the loan was 6.46% as of March 31, 2015 and September 30, 2014. For the three and six months ended March 31, 2015, total loan interest was $287,621 and $606,328 (2014 - $395,287 and $751,854), which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project. The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
August 20, 2015	6,535,307	40,000,000
February 10, 2016	4,901,480	30,000,000
August 20, 2016	1,633,827	10,000,000
Total	13,070,614	80,000,000

NOTE 6. SHORT-TERM LOANS-OTHER

As of March 31, 2015, the Company has the following other short term loans:

	March 31, 2015	September 30, 2014
Loan A (i)	$11,373,068	$15,290,753
Loan B (ii)	-	-
Short-term loans - other	$11,373,068	$15,290,753

(i)	On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $16,338,267 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of March 31, 2015, the Company borrowed $11,373,068 (September 30, 2014 - $15,290,753). For the three and six months ended March 31, 2015, total interest was $333,464 and $716,274 (2014 - $Nil), which was capitalized in to the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHORT-TERM LOANS-OTHER (continued)

(ii)	On September 26, 2014, the Company entered into a credit agreement with a financial institution. On October 15, 2014, the Company borrowed $4,901,480 (RMB 30,000,000) at a fixed interest rate of 20% per year and repaid on March 31, 2015. The loan was for the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO. Two buildings of Oriental Pearl Garden real estate project were also pledged for the loan. The accumulated development costs incurred by the Company on these two buildings were $8,330,830 as at March 31, 2015. For three and six months ended March 31, 2015, total interest was $268,790 and $450,480 (2014 - $Nil), which was capitalized in to the development cost of Oriental Pearl Garden real estate project.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2015	September 30, 2014
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$12,934,751	$15,386,758
Hanzhong City Oriental Pearl Garden	12,504,071	12,541,634
Liangzhou road and related projects	1,449,204	1,980,600
Yang County Palace	4,593,292	1,849,270
Yangzhou Pearl Garden	2,750,169	3,171,942
Total	34,231,487	34,930,204

Including: Customer deposits -short-term	28,188,991	31,100,334
Customer deposits - long-term	$6,042,496	$3,829,870

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30% - 50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

	March 31, 2015	September 30, 2014
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	9,552,985	3,655,743
Total	$11,362,985	$5,465,743

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan originally matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2015. The Company recorded interest of $18,100 and $36,200 for the three months and six months ended March 31, 2015 (2014 - $18,100 and $36,200), respectively. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014.

b.	On March 31, 2014, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of March 31, 2015 and September 30, 2014. The loan was renewed subsequent to March 31, 2015 with the same term. The Company recorded interest of $115,132 and $195,231 for the three and six months ended March 31, 2015 (2014 - $108,817 and $109,552) , respectively, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2015 and September 30, 2014.

NOTE 9. STOCK OPTIONS

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of March 31, 2015 and September 30, 2014, 83.3% and 66.7% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2014	140,000	$2.39	0.89	$44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2015	140,000	$2.39	0.38	$44,207
Exercisable, March 31, 2015	120,000	$2.38	0.38	$42,808

The Company recorded $Nil stock-based compensation expense for the three and six months ended March 31, 2015 and 2014, respectively.

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2015, the Company had business sales tax payable of $11,278,659 (September 30, 2014 - $10,410,449), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and six months ended March 31, 2015, the Company’s assessed income taxes were $54,915 and $66,168, respectively (2014 - $296,777 and $314,696).

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2015 and 2014:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(19.3)%	(17.5)%	(18.2)%	(17.1)%
Effective tax rate	5.7%	7.5%	6.8%	7.9%

Income tax expense for the three and six months ended March 31, 2015 and 2014 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Current tax provision	$54,910	$296,777	$66,168	$314,696
Deferred tax provision	510,604	798,326	734,407	1,103,204
Income tax provision	$565,514	$1,095,103	$800,575	$1,417,900

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $359,992 and $323,792 as of March 31, 2015 and September 30, 2014, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2015 and September 30, 2014. The components of deferred taxes as of March 31, 2015 and September 30, 2014 consist of the following:

	March 31, 2015	September 30, 2014
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	122,397	110,089
Valuation allowance	(122,397)	(110,089)
Deferred tax assets:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	3,746,058	2,992,459
Deferred tax liability- long term	3,746,058	2,992,459

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

B) Corporate income taxes (“CIT”)

The valuation allowance increased $6,154 and $12,308 for the three and six months end March 31, 2015 and 2014, respectively.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Beginning Balance	$116,243	$91,627	$110,089	$85,473
Current period additions	6,154	6,154	12,308	12,308
Ending Balance	$122,397	$97,781	$122,397	$97,781

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at March 31, 2015, the outstanding LAT payable was $477,189 with respect to completed real estate properties sold up to March 31, 2015. As at September 30, 2014,  the outstanding LAT payable balance was $165,089 with respect to completed real estate properties sold up to September 30, 2014.

(D) Taxes payable consisted of the following:

	March 31, 2015	September 30, 2014

CIT	$883,672	$884,685
Business tax	11,278,659	10,410,449
Other tax and fees	1,494,996	1,283,937
Total taxes payable	$13,657,327	$12,579,071

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. CONTINGENCY AND COMMITMENTS (continued)

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of March 31, 2015 is as follows:

Twelve months ending	Minimum lease payment

2015	$26,958
2016	29,654
Years after	-
Total minimum payments required	$56,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company”, “we”, “our”, “us” and “HGS” refer to China HGS Real Estate, Inc. and its subsidiaries.

Preliminary Note Regarding Forward-Looking Statements.

We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations which follow under the headings “Business Overview”, “Liquidity and Capital Resources”, and other statements throughout this report preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates” or similar expressions.

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

•	our ability to sustain our project development

•	our ability to obtain additional land use rights at favorable prices;

•	the market for real estate in Tier 3 and 4 cities and counties;

•	our ability to obtain additional capital in future years to fund our planned expansion; or

•	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

•	our ability to secure experienced labor force for our project development.

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

For the first six months ended March 31, 2015, our sales, gross profit and net income were $34,124,429, $13,531,094 and $10,896,091, respectively, representing 46.7%, 30.4% and 34.0% decrease in sales, gross profit and net income from six months ended March 31, 2014, respectively. The decrease in sales, gross profit and net income mainly resulted from a slowdown of contracted sales achieved in the current quarter. Since the construction of our real estate properties under development are close to completion, we expect our real estate properties can attract more new customers when more residences move into the properties.

The Company follows the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for the first six months ended March 31, 2015 was $30,692,416 (2014 - $46,482,483), representing 89.9% (2014 – 72.6%) of total revenue for the period, with related costs of these real estate sales was $16,680,924 (2014 - $30,634,703), representing 90.9% (2014 – 75.6% of the real estate costs in the period. The gross profit from the percentage of completion method was $14,011,492 (2014 - $15,847,780), representing 88.9% (2014 - 81.0%) of the total gross profit for the quarter.

For the first six months ended March 31, 2015, our average selling price (“ASP”) for the completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $497.8 per square meter, a decrease of 25.3% from the ASP of $666.7 per square meter for the six months ended March 31, 2014. The higher ASP during the three months ended March 31, 2014 was due to the fact that Company sold a Commercial Street in Yang County project with higher ASP of $817.3 per square meters. The ASP for the residential units in Yang County is consistent in both periods. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $601.9 per square meter, a 22.3% decrease from the ASP of $774.1 per square meter for the six months ended March 31, 2014, because the Company sold more commercial units with higher ASP of $2,124.4 per square meter during the three months ended March 31, 2014.

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

As of March 31, 2015, the actual costs incurred by the Company was $89,351,664 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2015, the Company received government’s subsidies in the amount of $Nil and $1,724,374 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China Construction Bank (March 31, 2015 – 5.75% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of March 31, 2015, the actual costs incurred by the Company was $2,552,691 (September 30, 2014 - $2,538,548) which was included in real estate property under development in the consolidated balance sheet.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended March 31, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have effected our net income and earnings per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2015	2014

Revenue recognized under full accrual method	$2,684,833	$16,373,883
Revenue recognized under percentage of completion method	20,873,909	33,533,887
Total	$23,558,742	$49,907,770

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2015		2014		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$559,744	20.9%	$4,184,407	25.6%	$(3,624,663)	(86.6)%
Yangzhou Pearl Garden	976,854	36.4%	9,005,623	55.0%	(8,028,769)	(89.2)%
NanDajie (Mingzhu Xinju)	171,291	6.3%	-		171,291	100%
Mingping	976,944	36.4%	-		976,944	100%
Road Construction	-		3,183,853	19.4%	(3,183,853)	(100)%
Total Real Estate Sales before Sales Tax	2,684,833	100%	16,373,883	100%	(13,689,050)	(83.6)%
Sales Tax	(196,553)		(1,330,489)		1,133,936	(85.2)%
Revenue net of sales tax	$2,488,280		$15,043,394		$(12,555,114)	(83.5)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our three months ended March 31, 2015, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 83.6% to approximately $2.7 million for the three months ended March 31, 2015 from approximately $16.4 million for the same period last year. The total GFA sold during the three months ended March 31, 2015 was 1,766 square meters, representing a 90.2% decrease from 17,998 square meters completed and sold for the three months ended March 31, 2014.

Sales tax for the three months ended March 31, 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended March 31, 2015 decreased by 85.2% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

		For the three months ended March 31, 2015
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	90%	$73,876,029	$8,348,171	$71,145,798
Oriental Garden	273,693	82%	78,226,682	11,626,305	69,298,432
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,582,514	899,433	17,771,492
Total	693,868		$170,685,225	$20,873,909	$158,215,722

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building, estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the three months ended March 31, 2014
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	70%	$57,408,648	$7,097,114	$42,645,686
Oriental Garden	273,693	64%	34,944,895	23,235,050	23,235,050
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	70%	11,481,636	3,201,723	8,643,795
Total	693,868		$103,835,179	$33,533,887	$74,524,531

(1)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyuan real estate property under development, total contract sales as of March 31, 2015 were $80,916,025, which increased 5.3% from total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under contract sales as of March 31, 2015 was 140,901 square meters, which increased 4.5% from the GFA of 134,858 square meters sold under contract sales as of September 30, 2014. The average unit price was $574 per square meters for the contracted sales as of March 31, 2015, slightly increased from the average unit price of $570 per square meters for contract sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $73,876,029 as of March 31, 2015 (September 30, 2014 - $61,286,227).

For Oriental Garden real estate property under development, total contract sales as of March 31, 2015 were $82,007,511 (September 30, 2014 - $71,749,384). Total GFA sold under contract sales as of March 31, 2015 was 109,550 square meters (September 30, 2014 - 101,770). The average unit price was $748 per square meters (September 30, 2014 - $705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $78,226,682 as of March 31, 2015 (September 30, 2014 - $62,400,995).

For Yangzhou Pearl Garden real estate property under development, total contract sales as of March 31, 2015 were $18,582,514, which increased 15% from contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under contract sales as of March 31, 2015 was 45,081 and increased 16% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for contract sales as of March 31, 2015 was $412 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $18,582,514 as of March 31, 2015 (September 30, 2014 - $16,136,219).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2015		2014		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$557,004	4.9%	$5,626,400	17.9%	$(5,069,396)	(90.1%)
Construction cost	10,773,136	95.1%	25,876,690	82.1%	(15,103,554)	(58.4%)
Total cost	$11,330,140	100%	$31,503,090	100%	$(20,172,950)	(64.0%)

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

Cost of sales was approximately $11.3 million for the three months ended March 31, 2015 compared to $31.5 million for the three months ended March 31, 2014. The $20.2 million decrease in cost of sales was mainly attributable to the decrease in revenue during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2015 were approximately $0.6 million, as compared to $5.6 million for the three months ended March 31, 2014, representing a decrease of approximately $5.0 million from the same quarter last year. The decrease was consistent with the fact that the total revenue for the three months ended March 31, 2015 was less than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2015 were approximately $10.8 million as compared to approximately $25.8 million for the three months ended March 31, 2014, representing a decrease of $15.0 million. The decrease in construction cost was due to fewer units sold during the quarter ended March 31, 2015.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2015 decreased to 48.1% from 62.9% for the three months ended March 31, 2014, which was mainly attributable to the fact the Company sold lots parking space and certain commercial units during the three months ended March 31, 2015 with higher margins.

Gross Profit

Gross profit was approximately $10.7 million for the three months ended March 31, 2015 as compared to approximately $15.3 million for the three months ended March 31, 2014, representing a decrease of $4.8 million, which was mainly attributable to less revenue recognized in the current quarter. The overall gross profit as a percentage of real estate sales before sales tax increased to 45.3% during the three months ended March 31, 2015 from 31.1% for the same quarter last year, mainly due to higher margin parking space and commercial units sold during the three months ended March 31, 2015.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2015		2014
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$3,836,779	43.1%	$5,207,607	47.1%
Oriental Garden	7,234,941	62.2%	7,960,901	34.3%
Yangzhou Pearl Garden	777,925	41.4%	4,359,009	35.7%
NanDajie (Mingzhu Xinju)	51,668	30.2%	-
Mingping	327,289	33.5%	-
Road Construction	-		877,163	27.6%
Sales Tax	(1,566,839)		(3,007,183)
Total Gross Profit	10,661,763	45.3%	15,397,497	30.9%
Total Real Estate Sales before Sales Tax	$23,558,742		$49,907,770

Operating Expenses

Total operating expenses decreased by 3.4% or $28,837 to $811,324 for the three months ended March 31, 2015 from $840,161 for the three months ended March 31, 2014 as a result of a decrease in selling expense of $35,940 and a 1.2% increase in general and administration expenses of $7,103.

The decrease in selling expenses for three months ended March 31, 2015 was primarily attributed to decrease of salesforce and marketing activities.

	For Three Months Ended March 31,
	2015	2014

Selling expenses	$217,976	$253,916
General and administrative expenses	593,348	586,245
Total operating expenses	$811,324	$840,161
Percentage of Real Estate Sales before Sales Tax	3.4%	1.7%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2015 and 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended March 31, 2015 were $565,514 compared to $1,095,103 for the three months ended March 31, 2014 as a result of the decrease in our revenue.

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

Net Income

We reported net income of $9,270,101 for the three months ended March 31, 2015, as compared to net income of $13,448,579 for the three months ended March 31, 2014. The decrease of $4.2 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $593,266 and $(939,669) for the three months ended March 31, 2015 and 2014, respectively.  The balance sheet amounts with the exception of equity at March 31, 2015 were translated at 6.1206 RMB to 1.00 USD as compared to 6.1547 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2015 and 2014 were 6.1416 RMB and 6.1195 RMB, respectively.

Six Months Ended March 31, 2015 compared to Six Months Ended March 31, 2014

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2015	2014

Revenue recognized under full accrual method	$3,432,013	$17,565,850
Revenue recognized under percentage of completion method	30,692,416	46,482,483
Total	$34,124,429	$64,048,333

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2015		2014		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$713,188	20.8%	$4,425,946	25.2%	$(3,712,758)	(83.9)%
Yangzhou Pearl Garden	1,570,590	45.8%	9,956,051	56.7%	(8,385,461)	(84.2)%
NanDajie (Mingzhu Xinju)	171,291	5.0%	-		171,291	100%
MinPing	976,944	28.4%	-		976,944	100%
Road Construction	-		3,183,853	18.1%	(3,183,853)	(100)%
Total Real Estate Sales before Sales Tax	3,432,013	100%	17,565,850	100%	(14,133,837)	(80.5)%
Sales Tax	(237,801)		(1,629,747)		1,391,946	(85.4)%
Revenue net of sales tax	$3,194,212		$15,936,103		$(12,741,891)	(80.0)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our six months ended March 31, 2015, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 80.5% to approximately $3.4 million for the six months ended March 31, 2015 from approximately $17.6 million for the same period last year. The total GFA sold during the six months ended March 31, 2015 was 3,588 square meters, representing an 82.6% decrease from 20,647 square meters completed and sold for the six months ended March 31, 2014.

Sales tax for the six months ended March 31, 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended March 31, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the six months ended March 31, 2015 decreased by 85.4% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

		For the six months ended March 31, 2015
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	90%	$73,876,029	$13,033,419	$71,145,798
Oriental Garden	273,693	82%	78,226,682	15,026,765	69,298,432
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,582,514	2,632,232	17,771,492
Total	693,868		$170,685,225	$30,692,416	$158,215,722

(3)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building, estimated as of the time of preparation of our financial statements as of and for the year indicated.

(4)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the six months ended March 31, 2014
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	70%	$57,408,648	$18,538,763	$42,645,686
Oriental Garden	273,693	64%	34,944,895	23,235,050	23,235,050
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	70%	11,481,636	4,708,670	8,643,795
Total	693,868		$103,835,179	$46,482,483	$74,524,531

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyuan real estate property under development, total contract sales as of March 31, 2015 were $80,916,025, which increased 5.3% from total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under contract sales as of March 31, 2015 was 140,901 square meters, which increased 4.5% from the GFA of 134,858 square meters sold under contract sales as of September 30, 2014. The average unit price was $574 per square meters for the contracted sales as of March 31, 2015, slightly increased from the average unit price of $570 per square meters for contract sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $73,876,029 as of March 31, 2015 (September 30, 2014 - $61,286,227).

For Oriental Garden real estate property under development, total contract sales as of March 31, 2015 were $82,007,511 (September 30, 2014 - $71,749,384). Total GFA sold under contract sales as of March 31, 2015 was 109,550 square meters (September 30, 2014 - 101,770). The average unit price was $748 per square meters (September 30, 2014 - $705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $78,226,682 as of March 31, 2015 (September 30, 2014 - $62,400,995).

For Yangzhou Pearl Garden real estate property under development, total contract sales as of March 31, 2015 were $18,582,514, which increased 15% from contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under contract sales as of March 31, 2015 was 45,081 and increased 16% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for contract sales as of March 31, 2015 was $412 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $18,582,514 as of March 31, 2015 (September 30, 2014- $16,136,219).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2015		2014		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$953,651	5.2%	$6,765,515	16.7%	$(5,811,864)	(85.9)%
Construction cost	17,402,295	94.8%	33,883,416	83.3%	(16,481,121)	(48.6)%
Total cost	$18,355,946	100%	$46,648,931	100%	$(22,292,985)	(47.8)%

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

Cost of sales was approximately $18.4 million for the six months ended March 31, 2015 compared to $40.5 million for the six months ended March 31, 2014. The $22.2 million decrease in cost of sales was mainly attributable to the decrease in revenue during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2015 were approximately $1.0 million, as compared to $6.8 million for the six months ended March 31, 2014, representing a decrease of $5.8 million from the same period last year. The decrease was consistent with the fact that the total revenue for the six months ended March 31, 2015 was less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2015 were approximately $17.4 million as compared to approximately $33.8 million for the six months ended March 31, 2014, representing a decrease of $16.4 million. The decrease in construction cost was due to fewer units sold during the six months ended March 31, 2015.

The total cost of sales as a percentage of real estate sales before sales tax for the six months ended March 31, 2015 slightly increased to 53.8% from 30.5% for the six months ended March 31, 2014, which was mainly attributable to the fact the Company sold more parking space and certain commercial units with higher margin.

Gross Profit

Gross profit was approximately $13.5 million for the six months ended March 31, 2015 as compared to approximately $19.6 million for the six months ended March 31, 2014, representing a decrease of $6.0 million, which was mainly attributable to less revenue recognized in the current period. The overall gross profit as a percentage of real estate sales before sales tax slightly increased to 39.7% during the six months ended March 31, 2015 from 30.5% for the same period last year, mainly due to the reduction of the selling prices to promote the sales of existing residential properties.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2015		2014
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	5,601,975	40.8%	9,254,044	40.8%
Oriental Garden	8,407,343	55.9%	7,960,901	34.3%
Yangzhou Pearl Garden	1,380,207	32.8%	5,307,294	36.2%
NanDajie	51,669	30.2%	-
MingPing	327,289	33.5%	-
Road Construction	-		877,163	27.6%
Sales Tax	(2,237,389)		(3,953,871)
Total Gross Profit	13,531,094	39.7%	19,445,531	30.4%
Total Real Estate Sales before Sales Tax	$34,124,429		$64,048,333

Operating Expenses

Total operating expenses increased by 20.6% or $307,928 to $1,802,668 for the six months ended March 31, 2015 from $1,494,740 for the six months ended March 31, 2014 as a result of a significant increase in selling expense of $224,876 and a 7.4% increase in general and administration expenses of $83,052.

The increase in selling expenses for six months ended March 31, 2015 was primarily attributed to increase of salesforce and marketing activities. The increase in general administration expense for the six months ended March 31, 2015 was attributed to higher consulting fee paid on real estate property assessments.

	For Six Months Ended March 31,
	2015	2014

Selling expenses	$593,142	$368,266
General and administrative expenses	1,209,526	1,126,474
Total operating expenses	$1,802,668	$1,494,740
Percentage of Real Estate Sales before Sales Tax	5.3%	2.3%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2015 and 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the six months ended March 31, 2015 were $800,575 compared to $1,417,900 for the six months ended March 31, 2014 as a result of the decrease in our revenue.

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

Net Income

We reported net income of approximately $10.9 million for the six months ended March 31, 2015, as compared to net income of approximately $16.5 for the six months ended March 31, 2014. The decrease of $5.6 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $780,027 and $(532,304) for the six months ended March 31, 2015 and 2014, respectively.  The balance sheet amounts with the exception of equity at March 31, 2015 were translated at 6.1206 RMB to 1.00 USD as compared to 6.1547 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2015 and 2014 were 6.1416 RMB and 6.1195 RMB, respectively.

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

As of March 31, 2015, the Company had approximately $7.1 million in working capital, a decrease of $0.06 million as compared to $7.2 million as of September 30, 2014. Our total cash and restricted cash balance was approximately $2.6 million as of March 31, 2015, comparing to approximately $2.7 million as of September 30, 2014. Since most of our current real estate developments under construction are close to completion and delivery, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during fiscal 2015.

With respect to capital funding requirements, the Company budgeted capital spending based on an ongoing assessment of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our major shareholder, Mr. Xiaojun Zhu has agreed to provide his personal funds, if necessary, to support on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$4,532,396	$(18,799,939)
Net cash (used in) provided by financing activities	(4,645,370)	15,769,262
Effect of change of foreign exchange rate on cash	5,884	(3,471)
Net cash decrease in cash	(107,090)	(3,034,148)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$1,018,455	$2,843,953

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2015 was $4.5 million, consisting of net income of $10.9 million, noncash adjustments of $0.8 million and net changes in our operating assets and liabilities, which mainly included an increase in billings in excess of cost and earnings of $3.0 million and decrease in cost and earning in excess of billings of $1.3 million resulted from using the percentage of completion method of revenue recognition, decreases in both real estate property development completed of $1.7 million and real estate property under development of 0.8 million, a decrease in other current asset of $1.2 million, a decrease in due from local government for real estate property development completed of 0.8 million, an increase in taxes payable of $1.0 million, an increase of accrued expense of $0.8 million and an increase in other payables of $0.5 million, offset by payments of accounts payable of $17.2 million to our sub-contractors and suppliers and a decrease in customer deposits of $0.9 million due to slow season for the presales. With the continuous sales efforts and slowdown in new developments, the Company had a positive cash flow from operating activities during the first six months ended March 31, 2015.

Net cash used in operating activities during the six months ended March 31, 2014 was $18.8 million, consisting of net income of $16.5 million, noncash adjustments of $1.1 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $56.2 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $7.5 million due to sales, an increase in cost and earnings in excess of billings of $3.6 million offset by the increase of billings in excess of cost and earnings of $3.7 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $3.0 million and other payable of $3.8 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $6.3 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Financing Activities

Net cash flows used in financing activities amounted to approximately $4.6 million for the six months ended March 31, 2015, which mainly included loan repayments of approximately $10.5 million to bank and other financial institutions, offset by an increase of approximately $5.9 million shareholder loans from our principle shareholder.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations and commercial commitments as of March 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
Contractual obligations and commercial commitments	Total	Less than 1 year	1-3 years	3-5 years	5 years after

Long-term Bank loan	$13,070,614	$11,436,787	$1,633,827	$-	$-
Long-term Construction deposits	1,369,272	359,312	1,009,959	-	-
Operating lease commitments	56,612	26,958	29,654	-	-
Short-term loans - other	11,373,068	11,373,068	-
	$25,869,566	$23,196,125	$2,673,440	$-	$-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

The Company continued to engage an existing independent professional consulting firm to assist the Company in evaluating internal control effectiveness in fiscal 2015.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and six months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to cut the RMB reserve requirement ratio by 0.5% twice. Effective on April 25, 2014, People’s Bank of China announced to cut the reserve requirement ratio by 0.5 percentage points for county-level rural commercial banks and rural cooperative banks. Effective on June 16, 2014, People’s Bank of China also decided to cut the reserve requirement ratio by 0.5 percentage points for the banks engaged in proportionate lending to agricultural and small firms. In addition, as of November 22, 2014, The People’s Bank of China has decided to cut RMB benchmark loan and deposit interest rates for financial institutions. The one-year RMB benchmark loan interest rate and deposit interest rate will be lowered by 0.4 percentage points to 5.6 percent and by 0.25 percentage points to 2.75 percent respectively. At the same time, the upper limit of the floating range for deposit interest rates will be raised from 1.1 to 1.2 times the benchmark level in support of market-oriented interest rate reform. Adjustments are made correspondingly to benchmark interest rates on loans and deposits of other maturities. Maturity brackets are also duly reduced. Even the People’s Bank of China has cut both reserve requirement and lending rates, but the availability of capital resource for the real estate companies might still be restricted.

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

We need to improve our internal financial reporting controls to transition to the new Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

This Annual Report includes our Independent Registered Public Accounting Firm’s audit report on internal control over financial reporting. We received a qualified opinion on our internal control over financial reporting from such accounting firm for the fiscal year ended September 30, 2014. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for six months ended March 31, 2015 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

* Filed electronically herewith

** Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

May 11, 2015	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

