Form 10-Q
period 2015-06-30
CHINA HGS REAL ESTATE INC.
filed 2015-08-07
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 _

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2015	2014
ASSETS
Current assets:
Cash	$3,784,384	$1,125,545
Restricted cash	1,783,501	1,589,887
Advances to vendors	223,745	-
Cost and earnings in excess of billings	11,479,614	12,332,396
Real estate property development completed	4,452,559	6,050,263
Real estate property under development	122,564,553	140,313,127
Other current assets	237,488	1,409,367

Total current assets	144,525,844	162,820,585

Property, plant and equipment, net	832,824	889,497
Real estate property development completed, net of current portion	2,312,716	2,572,215
Security deposits for land use right	3,273,965	3,249,549
Real estate property under development, net of current portion	141,714,322	128,516,074
Due from local government for real estate property development completed	2,370,939	3,165,644

Total Assets	$295,030,610	$301,213,564

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$11,458,879	$12,998,197
Short-term loans - other	13,090,951	15,290,753
Accounts payable	31,984,471	57,317,877
Other payables	14,770,664	13,777,853
Construction deposits	382,838	367,133
Billings in excess of cost and earnings	7,785,747	2,960,452
Customer deposits	20,876,258	31,100,334
Shareholder loan	3,903,701	5,465,743
Accrued expenses	4,958,910	3,801,567
Taxes payable	15,153,949	12,579,071

Total current liabilities	124,366,368	155,658,980

Long-term bank loan, less current portion	1,636,983	6,499,098
Deferred tax liabilities	4,389,695	2,992,459
Customer deposits, net of current portion	6,704,214	3,829,870
Construction deposits, net of current portion	1,011,910	1,004,364

Total liabilities	138,109,170	169,984,771
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding June 30, 2015 and September 30, 2014	45,050	45,050
Additional paid-in capital	17,759,349	17,759,349
Statutory surplus	12,845,197	12,845,197
Retained earnings	116,440,388	91,834,708
Accumulated other comprehensive income	9,831,456	8,744,489
Total stockholders' equity	156,921,440	131,228,793

Total Liabilities and Stockholders' Equity	$295,030,610	$301,213,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014

Real estate sales	$26,014,516	$28,854,104	$60,138,945	$92,902,437
Less: Sales tax	1,655,046	1,746,835	3,892,435	5,700,706
Cost of real estate sales	9,347,052	17,538,690	27,702,998	58,077,310
Gross profit	15,012,418	9,568,579	28,543,512	29,124,421

Operating expenses
Selling and distribution expenses	211,558	154,007	804,700	522,273
General and administrative expenses	427,363	557,779	1,636,889	1,684,253
Total operating expenses	638,921	711,786	2,441,589	2,206,526

Operating income	14,373,497	8,856,793	26,101,923	26,917,895

Interest income	-	3,401	-	12,406
Interest expense	(22,540)	(17,793)	(54,300)	(53,973)
Income before income taxes	14,350,957	8,842,401	26,047,623	26,876,328

Provision for income taxes	641,368	681,130	1,441,943	2,099,030
Net income	13,709,589	8,161,271	24,605,680	24,777,298

Other comprehensive income (loss)
Foreign currency translation adjustment	306,940	124,287	1,086,967	(408,017)

Comprehensive income	$14,016,529	$8,285,558	$25,692,647	$24,369,281

Basic and diluted income per common share
Basic	$0.30	$0.18	$0.55	$0.55
Diluted	$0.30	$0.18	$0.55	$0.55

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,075,821	45,125,144	45,089,819	45,125,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$24,605,680	$24,777,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	1,369,997	1,681,415
Depreciation	63,137	54,933
Changes in assets and liabilities:
Restricted cash	(181,039)	(375,470)
Due from local government for real estate property development completed	815,661	(3,174,981)
Advances to vendors	(222,972)	109,130
Cost and earnings in excess of billings	942,175	(4,732,899)
Real estate property development completed	1,915,343	9,297,037
Real estate property under development	6,547,520	(87,987,018)
Other current assets	1,178,377	(290,275)
Accounts payables	(25,674,976)	2,728,118
Other payables	886,212	8,432,511
Billings in excess of cost and earnings	4,786,440	3,575,124
Customer deposits	(7,585,864)	10,913,504
Construction deposits	12,902	4,793
Accrued expenses	1,126,826	179,365
Taxes payable	2,471,784	4,085,999
Net cash provided by (used in) operating activities	13,057,203	(30,721,416)

Cash flow from financing activities
Proceeds from shareholder loan	10,500,816	7,577,486
Repayment of shareholder loan	(12,084,829)	(1,906,593)
Proceeds from bank loan	-	8,147,834
Repayment of bank loan	(6,525,285)	(1,629,567)
Proceeds from short-term loans-other	9,787,928	15,335,854
Repayment of short-term loans-other	(12,094,617)	-
Net cash (used in) provided by financing activities	(10,415,987)	27,525,014

Effect of changes of foreign exchange rate on cash	17,623	(8,816)
Net decrease in cash	2,658,839	(3,205,218)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$3,784,384	$2,672,883
Supplemental disclosures of cash flow information:
Interest paid	$1,355,741	$1,143,784
Income taxes paid	$102,337	$291,776

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

	For nine months ended June 30,		September 30,
	2015	2014	2014
Period end RMB : USD exchange rate	6.1088	6.1564	6.1547
Period average RMB : USD exchange rate	6.1300	6.1366	6.1425

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

Real estate property development completed and real estate property under development are reclassified on the balance sheet into current and non-current portions based on the estimated date of construction completion and sales. The real estate property development completed classification is based on the estimated date that each property is expected to be sold within the Company’s normal operating cycle of the business and the Company’s sales plan. Real estate property development completed is classified as a current asset if the property is expected to be sold within the normal operating cycle of the business. Otherwise, it is classified as a non-current asset. Real estate property under development is classified as a current asset, if the property is reasonably expected to be completed within the Company’s normal operating cycle of the business. Otherwise, it is classified as a non-current asset. The majority of real estate projects the Company has completed in the past was multi-layer or sub-high-rise real estate projects. The Company considers its normal operating cycle is 12 months.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There has been no impairment of long-lived assets to date.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and nine months periods ended June 30, 2015 and 2014, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no uncertain tax positions as of June 30, 2015 and September 30, 2014.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2015, and 2014, respectively.

As of June 30, 2015, the tax years ended December 31, 2009 through December 31, 2014 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through September 30, 2014 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Interest expense related to the cost of real estate sales in the amount of $110,331 was reclassified to cost of real estate sales for the nine months ended June 30, 2014. This reclassification has no effect on the accompanying condensed consolidated net income and cash flows.

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the three and nine months ended June 30, 2015 and 2014 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and nine months ended June 30, 2015, the Company recorded advertising expenses of $42,720 and $196,763 (2014 - $41,870 and $109,139), respectively.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and potential trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended June 30, 2015, four suppliers accounted for 22%, 20%, 19% and 16% of project expenditures, respectively. For the three months ended June 30, 2014, none of supplier accounted for more than 10% of total project expenditure. For the nine Months Ended June 30, 2015, three suppliers accounted for 25%, 22% and 10% of project expenditures, respectively. For the nine months ended June 30, 2014, one supplier accounted for 10% of total project expenditures, respectively.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2015-11: Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this update will have a material impact on the presentation of the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on the Company’s condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,647,876	$1,793,362
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,497,687	1,605,886
Yang County Yangzhou Pearl Garden	3,619,712	4,609,585
Hanzhong City Central Plaza	-	613,645
Real estate property development completed	6,765,275	8,622,478
Less: Real estate property completed – short-term	4,452,559	6,050,263
Real estate property completed – long-term	$2,312,716	$2,572,215
Under development:
Hanzhong City Oriental Pearl Garden (c)	$55,784,765	$60,298,669
Hanzhong City Mingzhu Garden-Mingzhu Beiyuan (a)	61,765,721	73,351,415
Yang County Yangzhou Pearl Garden (b)	5,014,041	6,663,043
Yang County Yangzhou Palace	40,036,935	31,600,896
Hanzhong City Shijin Project	7,929,173	7,870,052
Hanzhong City Liangzhou Road and related projects (d)	90,551,334	86,050,259
Hanzhong City Hanfeng Beiyuan East (e)	566,355	419,762
Hanzhong City Beidajie	72,929	36,555
Yang County East 2 nd Ring Road (f)	2,557,622	2,538,550
Real estate property under development	264,278,875	268,829,201
Less: Short-term portion	122,564,553	140,313,127
Real estate property under development –long-term	$141,714,322	$128,516,074

(a)	The Company recognized $6,965,666 and $14,952,186 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2015 (2014 - $3,622,726 and $15,658,144), respectively.

(b)	The Company recognized $200,654 and $2,275,636 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2015 (2014- $1,548,838 and $4,873,974), respectively.

(c)	The Company recognized $1,940,411 and $8,559,833 of development cost in the cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2015 (2014- $10,619,372 and $25,893,520), respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

(d)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of June 30, 2015, the actual costs incurred by the Company was $90,551,334 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and nine months ended June 30, 2015, the Company received government’s subsidies in the amount of $Nil and $1,734,874 or its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of June 30, 2015, the local government was still in the process of assessing the budget for these projects.

(f)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.5 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China Construction Bank (June 30, 2015 – 5.25% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of June 30, 2015 and September 30, 2014, land use rights included in real estate property under development totaled $49,102,724 and $50,066,081, respectively.

NOTE 4. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $19,594,683 (RMB119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of June 30, 2015, a deposit of $3,273,965 (RMB20,000,000) (September 30, 2014 - $3,249,549 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

NOTE 5. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the “Loan Agreement”) with China Construction Bank, Hanzhong Branch (the “Bank”) for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,554,741 (RMB150,000,000) at an interest rate (6.46% at June 30, 2015), which is 5% over the benchmark interest rate and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project with carrying value of $61,765,721 as of June 30, 2015 (September 30, 2014 - $73,351,415). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

	June 30, 2015	September 30, 2014
China Construction Bank Loan	$13,095,862	$19,497,295
Less: current maturities of long-term bank loan	11,458,879	12,998,197
Bank loan – long term	$1,636,983	$6,499,098

The weighted average interest rate of the loan was 6.46% as of June 30, 2015 and September 30, 2014. For the Three and nine months ended June 30, 2015, total loan interest was $216,515 and $822,843 (2014 - $395,287 and $751,854), which was capitalized in the development cost of Mingzhu Garden – Mingzhu Beiyuan project. The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
August 20, 2015	6,547,930	40,000,000
February 10, 2016	4,910,949	30,000,000
August 20, 2016	1,636,983	10,000,000
Total	13,095,862	80,000,000

NOTE 6. SHORT-TERM LOANS-OTHER

As of June 30, 2015, the Company has the following other short term loans:

	June 30, 2015	September 30, 2014
Loan A (i)	$8,180,003	$15,290,753
Loan B (ii)	4,910,948	-
Short-term loans - other	$13,090,951	$15,290,753

(i)	On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $16,369,827 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. For the three and nine months ended June 30, 2015, total interest was $245,227 and $961,501 (2014 - $175,993 and $175,993), which was capitalized in to the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHORT-TERM LOANS-OTHER (continued)

(ii)	On May 6, 2015, the Company renewed a credit agreement with a financial institution. On May 22, 2015, the Company borrowed $4,910,948 (RMB 30,000,000) at a fixed interest rate of 20% per year for a six months period and the rate may up-float 50% if the loan proceeds were not used for the intended borrowing purpose. The loan was for the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO. For three and nine months ended June 30, 2015, total interest was $82,418 and $532,898 (2014 - $Nil), which was capitalized in the development cost of Oriental Pearl Garden real estate project.

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2015	September 30, 2014
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$9,323,952	$15,386,758
Hanzhong City Oriental Pearl Garden	8,973,604	12,541,634
Liangzhou road and related projects	1,623,396	1,980,600
Yang County Palace	5,080,818	1,849,270
Yangzhou Pearl Garden	2,578,702	3,171,942
Total	27,580,472	34,930,204

Including: Customer deposits -short-term	20,876,258	31,100,334
Customer deposits - long-term	$6,704,214	$3,829,870

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

	June 30 2015	September 30, 2014
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	2,093,701	3,655,743
Total	$3,903,701	$5,465,743

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan originally matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2016. The Company recorded interest of $18,100 and $54,300 for the three months and nine months ended June 30, 2015 (2014 - $18,100 and $54,300), respectively. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014.

b.	On June 30, 2014, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 6.15% as of June 30, 2015 and September 30, 2014. The loan was renewed during the nine months ended June 30, 2015 with the same term. During the nine months ended June 30, 2015, the Company received approximately 10.5 million loan from Mr. Zhu and repaid $12.1 million ( 2014 - $7.6 million and 1.9 million). The Company recorded interest of $87,726 and $282,957 for the three and nine months ended June 30, 2015 (2014 - $114,249 and $224,253), respectively, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014.

NOTE 9. STOCK OPTIONS

In January 2010, the Company’s Board of Directors granted stock options to three appointed independent directors to purchase up to 34,000 shares of the Company’s common stock (“2010 Stock Options).  20% of the shares underlying the options were exercisable on the grant date and the remaining 80% of the shares underlying the options become exercisable over the next eight quarters at the rate of 10% at the end of every quarter. The exercise price of the options is $2.60 per share and the options expire on January 6, 2015. A total of 24,000 shares underlying the 2010 options were forfeited for the year ended September 30, 2013 and the remaining 10,000 shares underlying the 2010 options were forfeited for the three and nine months ended June 30, 2015.

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of June 30, 2015 and September 30, 2014, 94.4% and 66.7% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

During

The following table summarizes the stock option activities of the Company:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2014	140,000	$2.39	0.89	$44,207
Granted	-	-	-	-
Forfeited	(10,000)	-	-	(22,693)
Exercised	-	-	-	-
Outstanding, June 30, 2015	130,000	$2.57	0.15	$21,514
Exercisable, June 30, 2015	120,000	$2.36	0.19	$20,815

The Company recorded $Nil stock-based compensation expense for the three and nine months ended June 30, 2015 and 2014, respectively.

NOTE 10. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2015, the Company had business sales tax payable of $15,153,949 (September 30, 2014 - $10,410,449), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and nine months ended June 30, 2015, the Company’s assessed income taxes were $5,778 and $71,946, respectively (2014 - $102,919 and $417,615).

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

(B) Corporate income taxes (“CIT”)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2015 and 2014:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Exemption rendered by local tax authorities	(21.1)%	(17.3)%	(19.5)%	(17.2)%
Effective tax rate	3.9%	7.7%	5.5%	7.8%

Income tax expense for the three and nine months ended June 30, 2015 and 2014 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Current tax provision	$5,778	$102,919	$71,946	$417,615
Deferred tax provision	635,590	578,211	1,369,997	1,681,415
Income tax provision	$641,368	$681,130	$1,441,943	$2,099,030

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to approximately $378,000 and $324,000 as of June 30, 2015 and September 30, 2014, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2015 and September 30, 2014. The components of deferred taxes as of June 30, 2015 and September 30, 2014 consist of the following:

	June 30, 2015	September 30, 2014
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	$128,551	$110,089
Valuation allowance	$(128,551)	$(110,089)
Deferred tax assets:	-	-

Deferred tax liability
Revenue recognized based on percentage of completion	$4,389,695	$2,992,459
Deferred tax liability- long term	$4,389,695	$2,992,459

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. TAXES (continued)

(B) Corporate income taxes (“CIT”)

The valuation allowance increased $6,154 and $18,462 for the three and nine months end June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Beginning Balance	$122,397	$97,781	$110,089	$85,473
Current period additions	6,154	6,154	18,462	18,462
Ending Balance	$128,551	$103,935	$128,551	$103,935

(C) LAT

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from   30% to   60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of   0.5% in Yang County and   1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at June 30, 2015, the outstanding LAT payable was $667,864 with respect to completed real estate properties sold up to June 30, 2015. As at September 30, 2014,  the outstanding LAT payable balance was $165,089 with respect to completed real estate properties sold up to September 30, 2014.

(D) Taxes payable consisted of the following:

	June 30, 2015	September 30, 2014

CIT	$860,834	$884,685
Business tax	12,653,260	10,410,449
Other tax and fees	1,639,855	1,283,937
Total taxes payable	$15,153,949	$12,579,071

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. CONTINGENCY AND COMMITMENTS (continued)

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of June 30, 2015 is as follows:

Twelve months ending	Minimum lease payment

June 30, 2016	$20,188
June 30, 2017	29,608
Years after	-
Total minimum payments required	$49,796

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first nine months ended June 30, 2015, our sales, gross profit and net income were $60,138,945, $28,543,512 and $24,605,680, respectively, representing a 35.3%, 2.0% and 0.7% decrease. The decrease in sales mainly resulted from a slowdown of contracted sales achieved in the current period, however, the Company sold more commercial units with higher gross margin during the period, therefore, the net income and gross profit are consistent with the same period of last year. Since the construction of our real estate properties under development are close to completion, we expect our real estate properties can attract more new customers when more residences move into the properties.

The Company follows the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for the first nine months ended June 30, 2015 was $56,248,205 (2014 - $70,718,720), representing 93.5% (2014 – 76.1%) of total revenue for the period, with related costs of these real estate sales was $25,787,655 (2014 - $46,425,638), representing 93.1% (2014 – 79.9%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was $30,460,550 (2014 - $24,293,078), representing 93.9% (2014 - 69.8%) of the total gross profit for the quarter.

For the completed units sales, during the first nine months ended June 30, 2015, our average selling price (“ASP”) for the completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $453.2 per square meter, a decrease of 28.5% from the ASP of $633.6 per square meter for the nine months ended June 30, 2014. The higher ASP during the nine months ended June 30, 2014 was due to the fact that Company sold a large commercial property in Yang County project with higher ASP of $817.2 per square meters. The ASP for the residential units in Yang County is consistent in both periods. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $603.1 per square meter, a 21.2% decrease from the ASP of $766.0 per square meter for the nine months ended June 30, 2014, because the Company sold more commercial units with higher margin during the nine months ended June 30, 2014.

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

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began construction of the following large high rise residential projects in Hanzhong City and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of one multi-layer residential building and twleve high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA (“Gross Floor Area”) of 273,693 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in November 2013.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes seventeen high-rise residential buildings with an estimated GFA of 355,321 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in April 2013.

Yangzhou Pearl Garden

The Company is currently constructing 5 high-rise residential buildings and one multi-layer residential building with total GFA of 64,854 square meters in Yangzhou Pearl Garden located in Yang County. The related pre-sales licenses were obtained in February 2013.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013. The related pre-sales license is expected to be obtained in later half of fiscal 2015.

Road Construction

In September 2013, the Company entered into a framework agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (“Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget is approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. During fiscal 2014, the original scope and budget on the Liangzhou road reformation and expansion roject was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company’s development cost incurred on Liangzhou Road Project is treated by government as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of June 30, 2015, the actual costs incurred by the Company were $90,551,334 (September 30, 2014 - $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and nine months ended June 30, 2015, the Company received government’s subsidies in the amount of $Nil and $1,734,874 or its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $27.5 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China Construction Bank (June 30, 2015 – 5.25% and September 30, 2014 – 6.40%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of June 30, 2015, the actual costs incurred by the Company was $2,557,622 (September 30, 2014 - $2,538,548) which was included in real estate property under development in the consolidated balance sheet.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have effected our net income and earnings per share.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenues

The following is a breakdown of revenue:

	For Three Months Ended June 30,
	2015	2014

Revenue recognized under full accrual method	$458,727	$4,617,867
Revenue recognized under percentage of completion method	25,555,789	24,236,237
Total	$26,014,516	$28,854,104

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2015		2014		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$-	-%	$3,615,662	78.3%	$(3,615,662)	(100)%
Yangzhou Pearl Garden	458,727	100%	1,002,205	21.7%	(543,478)	(54.2)%
NanDajie (Mingzhu Xinju)	-	-%	-	-	-	-%
Mingping	-	-%	-	-	-	-%
Road Construction	-	-	-	-%	-)	-%
Total Real Estate Sales before Sales Tax	458,727	100%	4,617,867	100%	(4,159,140)	(90.1)%
Sales Tax	(23,062)		(278,023)		254,961	(91,7)%
Revenue net of sales tax	$435,665		$4,339,844		$(3,904,179)	(90.0)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our three months ended June 30, 2015, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 90.1% to approximately $0.5 million for the three months ended June 30, 2015 from approximately $4.2 million for the same period last year. The total GFA sold during the three months ended June 30, 2015 was 1,315 square meters, representing an 81.3% decrease from 7,055 square meters completed and sold for the three months ended June 30, 2014.

Sales tax for the three months ended June 30, 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended June 30, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended June 30, 2015 decreased by 91.7% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

		For The Three Months Ended June 30, 2015
	Total GFA	Average Percentage of Completion (1)	Qualified Contract Sales (2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	91%	$93,927,283	$19,293,714	$90,863,721
Oriental Garden	273,693	83%	85,002,706	5,997,621	75,660,419
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,682,289	264,454	18,127,286
Total	693,868		$197,612,278	$25,555,789	$184,651,426

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building, estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For The Three Months Ended June 30, 2014
	Total GFA	Average Percentage of Completion	Qualified Contract Sales (3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	76%	$57,751,064	$5,952,002	$48,530,512
Oriental Garden	273,693	67%	56,327,215	16,068,634	39,303,684
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	71%	14,094,934	2,215,601	10,848,431
Total	693,868		$130,173,213	$24,236,237	$98,682,627

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyuan real estate property under development, total contract sales as of June 30, 2015 were $101,775,759, which increased 30.9% from total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under contract sales as of June 30, 2015 was 154,597 square meters, which increased 14.6% from the GFA of 134,858 square meters sold under contract sales as of September 30, 2014. The average unit price was $638 per square meters for the contracted sales as of June 30, 2015, slightly increased from the average unit price of $570 per square meters for contract sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $93,927,283 as of June 30, 2015 (September 30, 2014 - $61,286,227).

For Oriental Garden real estate property under development, total contract sales as of June 30, 2015 were $89,529,843 (September 30, 2014 - $71,749,384). Total GFA sold under contract sales as of June 30, 2015 was 114,780 square meters (September 30, 2014 - 101,770). The average unit price was $780 per square meters (September 30, 2014 - $705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $85,002,706 as of June 30, 2015 (September 30, 2014 - $62,400,995).

For Yangzhou Pearl Garden real estate property under development, total contract sales as of June 30, 2015 were $18,774,990, which increased 16% from contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under contract sales as of June 30, 2015 was 45,081 and increased 16% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for contract sales as of June 30, 2015 was $416 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $18,682,289 as of June 30, 2015 (September 30, 2014 - $16,136,219).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2015		2014		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$483,363	5.2%	$3,129,532	17.0%	$(2,646,169)	(84.6)%
Construction cost	8,863,689	94.8%	14,409,158	83.0%	(5,545,469)	(38.5)%
Total cost	$9,347,052	100%	$17,538,690	100%	$(8,191,638)	(46.7)%

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

Cost of sales was approximately $9.3 million for the three months ended June 30, 2015 compared to $17.5 million for the three months ended June 30, 2014. The $8.2 million decrease in cost of sales was mainly attributable to the significant drop in the GFA sold during the current period. However, since most of the real estate properties sold were commercial properties with higher margin during the three months ended June 30, 2015, the decrease in total revenue was only approximately $2.8 million, compared to the total revenue in the same period of last year.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2015 were approximately $0.5 million, as compared to $3.1 million for the three months ended June 30, 2014, representing a decrease of approximately $2.6 million from the same quarter last year. The decrease was consistent with the fact that the total revenue for the three months ended June 30, 2015 was less than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2015 were approximately $8.9 million as compared to approximately $14.4 million for the three months ended June 30, 2014, representing a decrease of $5.5 million. The decrease in construction cost was due to fewer units sold during the quarter ended June 30, 2015.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2015 decreased to 35.9% from 60.8% for the three months ended June 30, 2014, which was mainly attributable to the fact the Company sold many lots of parking space and commercial units during the three months ended June 30, 2015 with higher margins.

Gross Profit

Gross profit was approximately $15.0 million for the three months ended June 30, 2015 as compared to approximately $9.6 million for the three months ended June 30, 2014, representing an increase of $5.4 million, which was mainly attributable to higher margin on commercial units and parking space sold in the current quarter. Accordingly, the overall gross profit as a percentage of real estate sales before sales tax increased to 57.7% during the three months ended June 30, 2015 from 33.2% for the same quarter last year.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2015		2014
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$12,328,048	63.9%	$4,633,923	48.4%
Oriental Garden	4,057,210	67.6%	5,449,264	34.0%
Yangzhou Pearl Garden	282,206	39.0%	1,232,227	38.3%
Sales Tax	(1,655,046)		(1,746,835)
Total Gross Profit	15,012,418	57.7%	9,568,579	33.2%
Total Real Estate Sales before Sales Tax	$26,014,516		$28,854,104

Operating Expenses

Total operating expenses decreased by 10.2% to $638,921 for the three months ended June 30, 2015 from $711,786 for the three months ended June 30, 2014 as a result of an increase in selling expense of $57,551 and a 23.4% decrease in general and administration expenses of $130,416.

The increase in selling expenses for three months ended June 30, 2015 was primarily attributed to increase of salesforce and marketing activities for promoting the sales of commercial units. The decrease in general and administrative expenses was due to less consulting, salary and office expense incurred during the current period.

	For Three Months Ended June 30,
	2015	2014

Selling expenses	$211,558	$154,007
General and administrative expenses	427,363	557,779
Total operating expenses	$638,921	$711,786
Percentage of Real Estate Sales before Sales Tax	2.5%	2.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2015 and 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended June 30, 2015 were $641,368 compared to $681,130 for the three months ended June 30, 2014 as a result of the decrease in our taxable income.

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

Net Income

We reported net income of $13,709,589 for the three months ended June 30, 2015, as compared to net income of $8,161,271 for the three months ended June 30, 2014. The increase of $5.5 million in our net income was primarily due to higher gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $306,940 and $124,287 for the three months ended June 30, 2015 and 2014, respectively.  The balance sheet amounts with the exception of equity at June 30, 2015 were translated at 6.1088 RMB to 1.00 USD as compared to 6.1547 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2015 and 2014 were 6.1300 RMB and 6.1366 RMB, respectively.

Nine months Ended June 30, 2015 compared to Nine months Ended June 30, 2014

Revenues

The following is a breakdown of revenue:

	For Nine months Ended March 31,
	2015	2014

Revenue recognized under full accrual method	$3,890,740	$22,183,717
Revenue recognized under percentage of completion method	56,248,205	70,718,720
Total	$60,138,945	$92,902,437

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Nine months Ended June 30,
	2015		2014		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$714,538	18.4%	$8,050,480	36.3%	$(7,335,942)	(91.1)%
Yangzhou Pearl Garden	2,025,794	52.1%	10,958,256	49.4%	(8,932,462)	(81.5)%
NanDajie (Mingzhu Xinju)	171,615	4.4%	-		171,615	100%
MinPing	978,793	25.1%	-		978,793	100%
Road Construction	-		3,174,981	14.3%	(3,174,981)	(100)%
Total Real Estate Sales before Sales Tax	3,890,740	100%	22,183,717	100%	(18,292,977)	(82.5)%
Sales Tax	(260,862)		(1,907,770)		1,646,908	(86.3)%
Revenue net of sales tax	$3,629,878		$20,275,947		$(16,646,069)	(82.1)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were slow during our nine months ended June 30, 2015, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 82.5% to approximately $3.9 million for the nine months ended June 30, 2015 from approximately $22.2 million for the same period last year. The total GFA sold during the nine months ended June 30, 2015 was 4,903 square meters, representing an 82.3% decrease from 27,702 square meters completed and sold for the nine months ended June 30, 2014.

Sales tax for the nine months ended June 30, 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the nine months ended June 30, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the nine months ended June 30, 2015 decreased by 86.3% from the same period last year, primarily as a result of the decrease in our revenue.

Revenue recognized under percentage completion method

		For The Nine Months Ended June 30, 2015
	Total GFA	Average Percentage of Completion (1)	Qualified Contract Sales (2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	91%	$93,927,283	$32,327,131	$90,863,721
Oriental Garden	273,693	83%	85,002,706	21,024,387	75,660,419
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,682,289	2,896,687	18,127,286
Total	693,868		$197,612,278	$56,248,205	$184,651,426

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building, estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For The Nine Months Ended June 30, 2014
	Total GFA	Average Percentage of Completion	Qualified Contract Sales (3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	76%	$57,751,064	$24,490,765	$48,530,512
Oriental Garden	273,693	67%	56,327,215	39,303,684	39,303,684
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	71%	14,094,934	6,924,271	10,848,431
Total	693,868		$130,173,213	$70,718,720	$98,682,627

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyuan real estate property under development, total contract sales as of June 30, 2015 were $101,775,759, which increased 30.9% from total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under contract sales as of June 30, 2015 was 154,597 square meters, which increased 14.6% from the GFA of 134,858 square meters sold under contract sales as of September 30, 2014. The average unit price was $638 per square meters for the contracted sales as of June 30, 2015, slightly increased from the average unit price of $570 per square meters for contract sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $93,927,283 as of June 30, 2015 (September 30, 2014 - $61,286,227).

For Oriental Garden real estate property under development, total contract sales as of June 30, 2015 were $89,529,843 (September 30, 2014 - $71,749,384). Total GFA sold under contract sales as of June 30, 2015 was 114,780 square meters (September 30, 2014 - 101,770). The average unit price was $780 per square meters (September 30, 2014 - $705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $85,002,706 as of June 30, 2015 (September 30, 2014 - $62,400,995).

For Yangzhou Pearl Garden real estate property under development, total contract sales as of June 30, 2015 were $18,774,990, which increased 16% from contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under contract sales as of June 30, 2015 was 45,081 and increased 16% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for contract sales as of June 30, 2015 was $416 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $18,682,289 as of June 30, 2015 (September 30, 2014 - $16,136,219).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine months Ended March 31,
	2015		2014		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,437,014	5.2%	$9,895,047	17.0%	$(8,458,033)	(85.5)%
Construction cost	26,265,984	94.8%	48,182,263	83.0%	(21,916,279)	(45.5)%
Total cost	$27,702,998	100%	$58,077,310	100%	$(30,374,312)	(52.3)%

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

Cost of sales was approximately $27.7 million for the nine months ended June 30, 2015 compared to $58.1 million for the nine months ended June 30, 2014. The $30.4 million decrease in cost of sales was mainly attributable to the decrease in revenue during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for nine months ended June 30, 2015 were approximately $1.4 million, as compared to $9.9 million for nine months ended June 30, 2014, representing a decrease of $8.5 million from the same period last year. The decrease was consistent with the fact that the total revenue for the nine months ended June 30, 2015 was less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2015 were approximately $26.3 million as compared to approximately $48.2 million for nine months ended June 30, 2014, representing a decrease of $21.9 million. The decrease in construction cost was due to fewer units sold during nine months ended June 30, 2015.

The total cost of sales as a percentage of real estate sales before sales tax for nine months ended June 30, 2015 slightly decreased to 46.1 % from 48.1% for the nine months ended June 30, 2014, which was mainly attributable to the fact the Company sold more higher margin parking space and commercial units during current period.

Gross Profit

Gross profit was approximately $28.5 million for the nine months ended June 30, 2015 as compared to approximately $29.1 million for the nine months ended June 30, 2014, representing a decrease of $0.6 million, which was mainly attributable to less revenue recognized in the current period. The overall gross profit as a percentage of real estate sales before sales tax increased to 47.5% during the nine months ended June 30, 2015 from 31.3% for the same period last year, mainly due to sales of higher margin generated from parking units and commercial units during the current period.

The following table sets forth the gross margin of each of our projects:

	For Nine months Ended June 30,
	2015		2014
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	17,931,076	54.3%	14,000,724	43.0%
Oriental Garden	12,464,553	59.3%	13,410,164	34.1%
Yangzhou Pearl Garden	1,660,644	33.7%	6,539,521	36.6%
NanDajie	51,765	30.2%	-
MingPing	327,909	33.5%	-
Road Construction	-		874,718	27.6%
Sales Tax	(3,892,435)		(5,700,706)
Total Gross Profit	28,543,512	47.5%	29,124,421	31.3%
Total Real Estate Sales before Sales Tax	$60,138,945		$92,902,437

Operating Expenses

Total operating expenses increased by 10.7% or $235,063 to $2,441,589 for the nine months ended June 30, 2015 from $2,206,526 for the nine months ended June 30, 2014 as a result of an increase in selling expense of $282,427 and a slight decrease in general and administration expenses of $47,364.

The increase in selling expenses for the nine months ended June 30, 2015 was primarily attributed to increase of salesforce and marketing activities.

	For Nine months Ended June 30,
	2015	2014

Selling expenses	$804,700	$522,273
General and administrative expenses	1,636,889	1,684,253
Total operating expenses	$2,441,589	$2,206,526
Percentage of Real Estate Sales before Sales Tax	4.1%	2.4%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2015 and 2014.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the nine months ended June 30, 2015 were $1,441,943 compared to $2,099,030 for the nine months ended June 30, 2014 as a result of the decrease in our taxable income.

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

Net Income

We reported net income of approximately $24.6 million for the nine months ended June 30, 2015, as compared to net income of approximately $24.8 for the nine months ended June 30, 2014. While we had a significant decrease in revenue, the most of property sold during the current period was higher margin commercial units and parking units, which resulted in high net income margin in the current period as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $1,086,967 and $(408,017) for the nine months ended June 30, 2015 and 2014, respectively.  The balance sheet amounts with the exception of equity at June 30, 2015 were translated at 6.1088 RMB to 1.00 USD as compared to 6.1547 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2015 and 2014 were 6.1300 RMB and 6.1366 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. In the past, we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder and financial institutions.

As of June 30, 2015, the Company had approximately $20.2 million in working capital, an increase of $13 million as compared to $7.2 million as of September 30, 2014. Our total cash and restricted cash balance was approximately $5.7 million as of June 30, 2015, compared to approximately $2.7 million as of September 30, 2014. Since most of our current real estate developments under construction are close to completion and delivery, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during fiscal 2015 and beyond.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$13,057,203	$(30,721,416)
Net cash (used in) provided by financing activities	(10,415,987)	27,525,014
Effect of change of foreign exchange rate on cash	17,623	(8,816)
Net cash increase (decrease) in cash	2,658,839	(3,205,218)
Cash, beginning of period	1,125,545	5,878,101
Cash, end of period	$3,784,384	$2,672,883

Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2015 was $13.1 million, consisting of net income of $24.6 million, noncash adjustments of $1.4 million and net changes in our operating assets and liabilities, which mainly included a decrease in billings in excess of cost and earnings of $4.8 million and decrease in cost and earning in excess of billings of $0.9 million resulted from using the percentage of completion method of revenue recognition, decreases in both real estate property development completed of $1.9 million and real estate property under development of 6.5 million, a decrease in other current asset of $1.2 million, a decrease due from local government for real estate property development completed of 0.8 million, an increase in taxes payable of $2.5 million and an increase of accrued expense of $1.1 million, offset by payments of accounts payable of $25.7 million to our sub-contractors and suppliers and a decrease in customer deposits of $7.6 million due to slow season for the presales. With the continuous sales efforts and slowdown in new developments, the Company had a positive cash flow from operating activities during the first nine months ended June 30, 2015.

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

Financing Activities

Net cash flows used in financing activities amounted to approximately $10.4 million for the nine months ended June 30, 2015, which mainly included loan repayments of approximately $18.6 million to bank and other financial institutions and repayment of shareholder loan by $12.1 million, offset by an increase of approximately $10.5 million shareholder loans from our principle shareholder and $9.8 million from financial institution.

Net cash flows provided by financing activities amounted to approximately $27.5 million for the nine months ended June 30, 2014, which included bank loan of approximately $6.5 million, short term loans of approximately $15.3 million and $5.7 million of shareholder loans from our CEO, Chairman, and principal shareholder.

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

The following table summarizes our outstanding borrowings and long-term contractual obligations and commercial commitments as of June 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
Contractual obligations and commercial commitments	Total	Less than 1 year	1-3 years	3-5 years	5 years after

Long-term Bank loan	$13,095,862	$11,458,879	$1,636,983	$-	$-
Long-term Construction deposits	1,394,748	382,838	1,011,910	-	-
Operating lease commitments	49,796	20,188	29,608	-	-
Short-term loans - other	13,090,951	13,090,951	-
	$27,631,357	$24,952,856	$2,678,501	$-	$-

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 7% in the first half of 2015 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions from 13.5% as of September 30, 2009 to 18.5%, effective on December 20, 2010. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to cut the RMB reserve requirement ratio by 0.5% twice. Effective on April 25, 2014, People’s Bank of China announced to cut the reserve requirement ratio by 0.5 percentage points for county-level rural commercial banks and rural cooperative banks. Effective on June 16, 2014, People’s Bank of China also decided to cut the reserve requirement ratio by 0.5 percentage points for the banks engaged in proportionate lending to agricultural and small firms. In addition, as of November 22, 2014, The People’s Bank of China has decided to cut RMB benchmark loan and deposit interest rates for financial institutions. The one-year RMB benchmark loan interest rate and deposit interest rate will be lowered by 0.4 percentage points to 5.6 percent and by 0.25 percentage points to 2.75 percent respectively. At the same time, the upper limit of the floating range for deposit interest rates will be raised from 1.1 to 1.2 times the benchmark level in support of market-oriented interest rate reform. Adjustments are made correspondingly to benchmark interest rates on loans and deposits of other maturities. Maturity brackets are also duly reduced. Even the People’s Bank of China has cut both reserve requirement and lending rates, but the availability of capital resource for the real estate companies might still be restricted. On March 1, 2015, The People's Bank of China cut the benchmark deposit and loan interest rates by 0.25 basis point and further cut the benchmark deposit and loan interest rates by 25 basis points (bps) on May 11, 2015. Moreover, on June 28, 2015, The Peoples' Bank of China cut benchmark interest rates to a record low of 4.85% and lowered the amount of reserves certain banks are required to hold.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for nine months ended June 30, 2015 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer

32.1* *	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed electronically herewith

** Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

August 7, 2015	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer

