Form 10-K
period 2015-09-30
CHINA HGS REAL ESTATE INC.
filed 2015-12-18
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2015, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was approximately $35,282,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 18, 2015, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2015

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

HGS Investment is a Delaware corporation and owns 100% of the equity interest in Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly owned foreign entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”).

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, it entered into certain exclusive contractual agreements with Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

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

Real Estate Industry Overview

During the first nine months of 2015, Chinese government sent clear signals to the market and took prompt measures to stabilize housing consumption as well as to stimulate demand for end-user driven real estate products. These measures include removing home purchase restrictions in most cities (except first-tier cities), relaxed mortgage policies for first-time purchasers and upgraders without previous mortgage loans, and more importantly, multiple cuts in interest rate and bank reserve requirements ratio. As a result, in the first nine months of 2015, the real estate market had moved out of the downward slump since last year and the overall transaction volume and price reflected a stabilization and recovery trend in the real estate industry.

Facing a slowing GDP growth, the central government is expected to adopt further monetary easing policies and measures to stimulate domestic economy. The cumulative effects from loosening of home purchase restrictions, relaxation of the one-child policy and mortgage loans for upgraders as well as monetary easing measures will further stimulate market demand for real estate property. In the long run, urbanization in China still has a long way to go. Radical changes in family structure, urbanization bonus and demand for improvement in personalized housing will provide enormous room for the industry to grow.

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

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.86 million.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes only about 3 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong is under-construction. After its completion, it will take 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2014 annual report, Hanzhong’s GDP reached RMB 99.1 billion (approximately $15.6 billion) by 2014, representing a 12.4% increase from 2013. Residents’ annual disposable income for 2014 was RMB 24,605 (equivalent to $3,871) in 2014, increasing by 11.0% from 2013.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2014 annual report, the number of Hanzhong’s migration workers reached approximately 906,600 as of December 31, 2014 (2013 -925,000). Total income of migration workers was about RMB 17.65 billion (equivalent to $2.8 billion) in should be 2014 (2013- RMB 16.42 billion or $2.7 billion), representing an increase of 7.5% from 2013.

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

c.    The completion of construction of a total over 300,000 square meters. of ground floor area (GFA) within the last three years and, in the most recent year, developed real estate projects of at least 150,000 square meters; and

d.    The completed real estate projects have no quality issues in each of the past five years; and an established, comprehensive quality control and guarantee system.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2015 consisted of 69 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

We have also developed a strong relationship with local institutional purchasers and governments. - The Company has entered into various significant residential-apartment bulk-purchase agreements with local government and institutional purchasers.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2015, the Company had security deposits for these guarantees amounted to approximately $1.7 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

Our main projects located in Hanzhong City are: Mingzhu Garden -Mingzhu Nanyuan, Mingzhu Beiyuan, Oriental Pearl Garden ,Mingzhu Xinju and Liangzhou road related projects ..  In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Real Estate Projects located in Hanzhong City

Mingzhu Garden -Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by 2012 with total GFA of 35,220 square meters. The unsold property remained in 4 residential buildings with total unsold GFA of 1,874 square meters as of September 30, 2015 (2014 - 4,572 square meters).

Mingzhu Garden -Mingzhu Beiyuan

This project is located in the south -west part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,678 square meters as of September 30, 2015 (2014 –2,805 square meters). The Phase II Mingzhou Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2015, the unsold GFA was 198,928 square meters.

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed as of September 30, 2010 and the other one completed as of September 30, 2011 with remaining unsold GFA of 3,879 square meters as at September 30, 2015 (2014- 4,194 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in the first half of 2016. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA approximately 273,787 square meters.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2015, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden , which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 15,490 square meters (2014-20,539 square meters). Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters as of September 30, 2015. The construction was completed in the last quarter of fiscal 2015. As of September 30, 2015, the unsold GFA of Yangzhou Pearl Garden Phase II was 20,661 square meters.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was expected to be completed by the early of 2017.

Short term projects

The following table sets forth our short term projects in the year ending September 30, 2015:

Project Name	Location	Type of Buildings	GFA sold during the year	Unsold GFA as of September 30, 2015
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential	5,049	15,490
		Sub-high-rise residential
Mingzhu Garden (Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	2,698	1,874

Mingzhu Garden (Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	127	2,678

Central Plaza	Hanzhong City	Commercial units	1,770	-
			-	-
NanDajie (Mingzhu Xinjun)	Hanzhong City	High-rise residential	315	3,879
Total			9,959	23,921

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

Long term projects

The following table sets forth each of our long term projects as of September 30, 2015:

Projects under Construction	Location	Type of Projects	Total GFA(1) (square meters)	GFA under contract sales
Mingzhu Garden (Mingzhu Beiyuan) phase II	Hanzhong	High-rise residential	358,058	159,130
Oriental Pearl Garden	Hanzhong	High-rise residential	273,787	119,353
Shijin Project	Hanzhong	N/A	N/A	N/A
Yangzhou Pearl Garden Phase II	Yang County	High-rise and multi-layer residential	67,653	46,992
Yangzhou Palace	Yang County	High-rise residential	285,244	N/A
Total			984,742	325,475

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

The Company acquired land use rights covering GFA 62,700 square meters through bidding on an auction held by the local Land Consolidation and Rehabilitation Center of Hanzhong City. After the acquisition, the Company planned to start the construction of the Oriental Pearl Garden project. The Company started construction on this property during the third quarter of fiscal 2012. The project was still under construction as of September 30, 2015. The construction of this project is expected to be completed in the first half of 2016.

(b)	Land - under planning

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,830,229 (RMB119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2015, a deposit of $3,146,237 (RMB20,000,000) was paid by the Company. The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $7,157,689 (RMB45,500,000). As of September 30, 2015, the Company has made full payments of $7,157,689 and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Shijin Project.

On November 18, 2011, the Company won two bids for land use rights by auction to obtain two parcels of land in Yang County for total consideration and a bidding commission of $12,538,164 (RMB 79,702,600). As of September 30, 2015, the Company had made full payment and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Yangzhou Palace project.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2015, three suppliers accounted for 23%, 21% and 17% of the total project expenditure. For the year ended September 30, 2014, one supplier accounted for 11% of the total project expenditures.

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

Competitive Strength:

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder Mr. Xiaojun Zhu has over 20 years’ experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

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

Strategies

Our goal is to become the leading residential property developer focused on China’s Tier 3 and Tier 4 cities and counties by implementing the following strategies:

Continue Expanding in Selected Tier 3 and Tier 4 Cities. We believe that Tier 3 and Tier 4 cities and counties present development opportunities that are well suited for our scalable business model of rapid asset turnover. Furthermore, Tier 3 and Tier 4 cities and counties currently tend to be in an early stage of market maturity and have fewer large national developers. We believe that the fragmented market and relative abundance of land supply in Tier 3 and Tier 4 cities, as compared to Tier 1 and Tier 2 cities, offer more opportunities for us to generate attractive margins. And we also believe that our experience affords us the opportunity to emerge as a leading developer in these markets. In the near future, we plan to enter into other Tier 3 and Tier 4 cities that have:

●	Increasing urbanization rates and population growth;

●	High economic growth and increasing individual income; and

●	Sustainable land supply for future developments.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2015, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2015, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 124 full-time employees.

Department
Management	25
Accounting Staff	6
Sales and marketing staff	69
Administrative	24
Total	124

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.9% in the first nine months of 2015 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

In order to strengthen liquidity management and regulate money and credit supply, effective on April 25, 2014, People’s Bank of China announced to cut the reserve requirement ratio by 0.5 percentage points for county-level rural commercial banks and rural cooperative banks. Effective on June 16, 2014, People’s Bank of China also decided to cut the reserve requirement ratio by 0.5 percentage points for the banks engaged in proportionate lending to agricultural and small firms. In addition, as of November 22, 2014, The People’s Bank of China has decided to cut RMB benchmark loan and deposit interest rates for financial institutions. The one-year RMB benchmark loan interest rate and deposit interest rate will be lowered by 0.4 percentage points to 5.6 percent and by 0.25 percentage points to 2.75 percent respectively. At the same time, the upper limit of the floating range for deposit interest rates will be raised from 1.1 to 1.2 times the benchmark level in support of market-oriented interest rate reform. Adjustments are made correspondingly to benchmark interest rates on loans and deposits of other maturities. Maturity brackets are also duly reduced. Even the People’s Bank of China has cut both reserve requirement and lending rates, but the availability of capital resource for the real estate companies might still be restricted. On March 1, 2015, The People's Bank of China cut the benchmark deposit and loan interest rates by 0.25 basis point and further cut the benchmark deposit and loan interest rates by 25 basis points (bps) on May 11, 2015. On June 28, 2015, The Peoples' Bank of China cut benchmark interest rates to a record low of 4.85% and lowered the amount of reserves certain banks are required to hold. Moreover, People’s Bank of China announced to lower the one-year benchmark bank lending rate by 25 basis points to 4.35 percent, effective from October 24, 2015 and the one-year benchmark deposit rate was lowered by 25 basis points to 1.50 percent.

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

We may be unable to complete our property developments on time or at all. The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

●	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;

●	shortages of materials, equipment, contractors and skilled labor;

●	disputes with our third-party contractors;

●	failure by our third-party contractors to comply with our designs, specifications or standards;

●	difficult geological situations or other geotechnical issues; and

●	onsite labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

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

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2013. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

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

The Company assessed its internal control over financial reporting still have material weaknesses as of September 30, 2015. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2015 and 2014, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2015 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

FISCAL 2015	High Bid	Low Bid
1st Quarter Ended December 31, 2014	$5.70	$3.01
2nd Quarter Ended March 31,2015	$4.43	$2.34
3rd Quarter Ended June 30, 2015	$3.48	$2.57
4th Quarter Ended September 30, 2015	$2.72	$1.67

FISCAL 2014	High Bid	Low Bid
1st Quarter Ended December 31, 2013	$8.44	$3.51
2nd Quarter Ended March 31,2014	$7.20	$4.12
3rd Quarter Ended June 30, 2014	$6.00	$2.55
4th Quarter Ended September 30, 2014	$10.50	$2.10

Holders

According to the records of our transfer agent, China HGS had 288 stockholders of record as of September 30, 2015.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2015. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75

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

Item 6. Selected Financial Dtata

Not applicable.

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2015, our sales, gross profit and net income were $81,115,494, $36,662,321 and $31,427,626 respectively, representing an approximately 34.7%, 5.5% and 3.1% decrease in sales, gross profit and net income from fiscal 2014, respectively. The decrease in sales, gross profit and net income mainly resulted from less GFA sold during fiscal 2015.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for fiscal 2015 was $76,759,922 (2014- $99,567,574), representing 94.6% of total revenue for the fiscal 2015 (2014- 80.1%). The related costs of these real estate sales was $36,842,226 (2014-$65,017,569) for fiscal 2015, representing 93.8% (2014 - 83.4%) of the real estate costs for fiscal 2015. The gross profit before sales taxes from the percentage of completion method was $39,917,696 (2014-$34,550,005), representing 95.4% (2014- 74.5%) of the total gross profits before sales taxes for fiscal 2015.

For fiscal 2015, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $444 per square meter, a decrease of 21.8% from the ASP of $568.0 per square meter for fiscal 2014, due to more commercial units in the commercial street of Yang Pearl Garden project being sold during fiscal 2014 with an ASP of $814.3 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $599 per square meter for 2015, which represented a 21.5% decrease from the ASP of $763 per square meter for fiscal 2014, which was also due to less commercial units sold during fiscal 2015.

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

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 273,787 square meters. The Company started construction in the third quarter of fiscal 2012 and expects to complete the construction in the first half of 2016. The pre-sale license was obtained in November 2013.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. The pre-sale license was obtained in April 2013.

Yangzhou Pearl Garden

The Company is currently constructing 5 high-rise residential buildings and 1 multi-layer residential building with total GFA of 67,653 square meters in Yangzhou Pearl Garden located in Yang County and the construction was completed in the last quarter of fiscal 2015. The related pre-sales licenses were obtained in February 2013.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2017. The Company has not obtained pre-sale license as of September 30, 2015.

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

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2015, the actual costs incurred by the Company was $85,069,755 (2014- $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2015 and 2014, the Company received government’s subsidies in the amount of $9,439,183 and $Nil for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15km and budgeted price approximately of $26.4 million (or RMB168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of September 30, 2015, the actual costs incurred by the Company was $2,461,303 which was included in real estate property under development.in the consolidated balance sheet. The local government is planning to expand the project, the Company will wait for the local government’s revised plan to estimate the delivery time.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2015, the local government was still in the process of planning and assessing the scope and budget for these projects.

We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2016
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2016
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2016-2017
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2016-2017
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2016-2017

Under development:	Estimated Completion time of construction
Hanzhong City Oriental Pearl Garden	To be completed in middle of 2016
Yang County Yangzhou Palace	To be completed in 2016/2017
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To be completed in the end of 2016
Hanzhong City Liangzhou Road and related projects	To be completed in 2016/2017
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	Under planning stage

RESULTS OF OPERATIONS

Year ended September 30, 2015 as compared to year ended September 30, 2014

Revenues

The following is a breakdown of revenue for the years ended September 30, 2015 and 2014:

	For the year ended September 30,
	2015	2014
Revenue recognized under full accrual method	$4,355,572	$24,728,354
Revenue recognized under percentage of completion method	$76,759,922	$99,567,574
Total	$81,115,494	$124,295,928

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $11,825,036 as of September 30, 2015 (2014- $12,332,396). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $3,315,302 as of September 30, 2015 (2014-$2,960,452).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2015, real estate development projects with gross profits recognized in 2014 had changes in their estimated revenue and related gross profit margins. The company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2015 decreased by $1,500,119 (2014 – $1,340,650) and basic and diluted earnings per share for the year ended September 30, 2015 decreased by $0.03 (2014-$0.03).

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. As of September 30, 2015, the Company had security deposits for these guarantees amounted to approximately $1.7 million. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2015 and 2014, respectively:

	For the Years Ended September 30,
	2015		2014			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I	$2,227,474	51.1%	$12,498,464	50.5%	$(10,270,990)	(82.2)%
Mingzhu Xinju	170,632	3.9%	84,869	0.3%	85,763	101.1%
Central Plaza	973,189	22.3%	-	-	973,189	100%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I	984,277	22.7%	8,973,089	36.4%	(7,988,812)	(89.0)%
Road	–	-	3,171,932	12.8%	(3,171,932)	(100)%
Total Revenue	$4,355,572	100%	$24,728,354	100%	$(20,372,782)	(82.4)%
Sales Tax	(241,685)		(1,330,857)		1,089,172	(81.8)%
Revenue net of sales tax	$4,113,887		$23,397,497		$(19,283,610)	(82.4)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were significant lower during fiscal 2015, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 82.4% to approximately $4.1 million for the year ended September 30, 2015 from approximately $23.4 million for last year. The total GFA sold during fiscal 2015 was 7,997 square meters, representing a significant decrease from the 33,337 square meters completed and sold during fiscal 2014. During fiscal 2014, the Company completed and delivered two roads to the local government on March 21, 2014 and recognized approximately $3.2 million revenue.

Sales tax for fiscal 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the years ended September 30, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for fiscal 2015 decreased by 81.8% from last year, primarily as a result of decrease in revenue.

Revenue recognized under percentage completion method

		For the year ended September 30, 2015
	Total GFA(3)	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	358,058	100%	$99,513,407	$41,624,417	$99,513,407
Oriental Garden	273,787	87%	92,093,999	31,230,084	85,293,126
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	67,653	100%	18,986,483	3,905,421	18,986,483
Total	699,498		$210,593,889	$76,759,922	$203,793,016

		For the year ended September 30, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	88%	$61,286,227	$34,087,208	$57,758,953
Oriental Garden	273,693	80%	62,400,995	54,263,716	54,263,716
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	92%	16,136,219	11,216,650	15,080,739
Total	693,868		$139,823,441	$99,567,574	$127,103,408

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

For Mingzhu Garden Mingzhu Beiyuan real estate property under development, the total contract sales as of September 30, 2015 were $100,561,341, which increased 30.9% from the total contract sales of $76,836,514, as of September 30, 2014. Total GFA sold under the contract sales as of September 30, 2015 was 159,130 square meters, which increased 18.0% from the GFA of 134,858 square meters sold under the contracted sales as of September 30, 2014. The average unit price was $632 per square meters for the contracted sales as of September 30, 2015, slightly increased from the average unit price of $570 per square meters for the contracted sales as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $99,513.407 for the year ended September 30, 2015 (2014- $61,286,227). The project was fully completed as of September 30, 2015.

For Oriental Garden real estate property under development, the total contract sales as of September 30, 2015 were $95,518,605,an increase of 33.1% from 2014 (2014 - $71,749,384). Total GFA sold under the contract sales as of September 30, 2015 was 119,353 square meters (2014 -101,770). The average unit price was $800 per square meters (2014-$705). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $92,093,999 as of September 30, 2015 (2014 -$62,400,995). The project was still under construction as of September 30, 2015 and was expected to be completed in the first half of fiscal 2016.

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of September 30, 2015 were $18,986,483, which increased 17.1% from the contract sales of $16,218,951 as of September 30, 2014. Total GFA sold under the contract sales as of September 30, 2015 was 46,992 square meters and increased 20.1% from the GFA of 38,940 square meters sold under contract sales as of September 30, 2014. The average unit price for the contract sales as of September 30, 2015 was $404 per square meters, similar to the average unit price of $417 per square meters as of September 30, 2014. For the purpose of percentage of completion calculation, the qualified contract sales amount was $18,986,483 for the year ended September 30, 2015 (2014- $16,136,219). The project was fully completed as of September 30, 2015.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2015		2014			Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$3,010,314	7.7%	$12,112,205	15.5%	$(9,101,891)	(75.1)%
Construction costs	36,248,243	92.3%	65,826,051	84.5%	(29,577,808)	(44.9)%
Total	$39,258,557	100%	$77,938,256	100%	$(38,679,699)	(49.6)%

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

Cost of sales was approximately $39.3 million for the year ended September 30, 2015 compared to $77.9 million for the year ended September 30, 2014. The $38.7 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during fiscal 2015 under percentage completion method and approximately $36.8 million cost of sales recognized under percentage of completion method in fiscal 2015, representing 93.8% of total cost of sales before sales tax in fiscal 2015. For the year ended September 30, 2014, the cost of sales recognized under percentage completion method was approximately $65.0 million, representing 83.4% of total cost of sales in fiscal 2014.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2015 were approximately $3.0 million, as compared to $12.1 million for the year ended September 30, 2014, representing a decrease of $9.1 million from last year. The decrease in costs of land use rights was consistent with the fact that the total GFA sold under percentage completion method in 2015 was lower than last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2015 were approximately $36.2 million as compared to approximately $65.8 million for the year ended September 30, 2014, representing a decrease of $29.6 million. The decrease in construction cost was due to the decrease in units sold under percentage completion method in 2015.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2015 decreased to 48.4% from 62.7% for the year ended September 30, 2014, because a significant portion of revenue recognized under the percentage completion method in 2015 was from sales of commercial properties with higher selling price. Most of properties sold during the year ended September 30, 2014 were residential units with lower selling prices.

Gross profits

Gross profit was approximately $36.7 million for the year ended September 30, 2015 as compared to approximately $38.8 million for the year ended September 30, 2014, representing a decrease of $2.1 million, which was mainly attributable to less sales in Yang Pearl Garden project and Oriental Garden project. The overall gross profit as a percentage of real estate sales before sales tax increased to 45.2% for the year ended September 30, 2015 from 31.2% for the year ended September 30, 2014, mainly due to mainly due to the fact that more commercial units with higher margins in Hanzhong City were sold comparing to the same period last year.

	For the Year Ended September 30
	2015		2014
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden	$1,291,480	21%	$7,460,115	31%	$(6,168,437)	(82.7)%
Mingzhu Xinju	51,469	30%	55,220	65%	(3,751)	(6.8)%
Central Plaza	360,599	37%	-	-	360,599	100%

Mingzhu Garden ( Mingzhu Nanyuan and Beiyuan) Phase I and II	21,091,413	50%	17,601,978	41%	3,489,237	19.8%
Oriental Garden	19,061,976	61%	20,366,457	38%	(1,304,481)	(6.4)%
Road	-		873,902	28%	(873,902)	(100)%
Sales Tax	(5,194,616)		(7,547,052)		2,352,436	(31.2)%
Total Gross Profit	$36,662,321	45.2%	$38,810,620	31.2%	$(2,148,299)	(5.5)%
Total Revenue	$81,115,494		$124,295,928		$(43,180,434)	(34.7)%

Operating expenses

Total operating expenses decreased by 7.9% or $275,402 to $3,222,050 for the year ended September 30, 2015 from $3,497,452 for the year ended September 30, 2014, as a result of a decrease in general and administration expenses of $268,867.The decrease in general and administration expense for fiscal 2015 was attributed to lower salary, surtax charges and office expense. The selling expenses for fiscal 2015 was $917,344, a decrease of by $6,535 from fiscal 2014

As a percentage of total sales, the operating expense was consistently at 3-4% for fiscal 2015 and 2014.

	As of September 30,
	2015	2014
General and administrative expenses	$2,304,706	$2,573,573
Selling expenses	917,344	923,879
Total Operating expenses	$3,222,050	$3,497,452
Percentage of Revenue	4%	3%

Interest expense - net

Net interest expense was $61,419 for the year ended September 30, 2015, compared to net interest expense of $57,452 for the year ended September 30, 2014. Interest expense for fiscal 2015 and 2014 mainly included $72,400 interest from the one-year shareholder loan of $1,810,000 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2015 and 2014.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In the fiscal years 2015, 2014 and 2013, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25% of net income. As a result, income tax expenses for the year ended September 30, 2015 were $1,951,226, representing a tax saving approximately of $6.4 million. Income taxes decreased in fiscal 2015 by 30.6% as compared to $2,810,959 for the year ended September 30, 2014 as a result of our lower revenue in fiscal 2015.

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

Net income

We reported $31,427,626 in net income for the year ended September 30, 2015, representing a decrease of 3.1% or $1,017,131 as compared to $32,444,757 for the year ended September 30, 2014. The decline of net income was a result of the item discussed above.

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

Translation adjustments amounted to $(5,186,242) and $(365,128) as of September 30, 2015 and 2014, respectively.  The balance sheet amounts with the exception of equity at September 30, 2015 were translated at 6.3568RMB to 1.00 USD as compared to 6.1547RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended September 30, 2015 and 2014 were 6.1653 RMB to 1.00 USD and 6.1425 RMB to 1.00 USD, respectively.

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, with a balance of $12,332,396 as of September 30, 2014 (2013- $2,178,270). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, with a balance of $2,960,452 as of September 30, 2014 (2013-$5,109,758).

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

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2014 and 2013, respectively:

	For the Years Ended September 30,
	2014		2013			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden	$12,498,464	50.5%	$19,896,650	49.9%	$(7,398,186)	(37.2)%
Mingzhu Xinju	84,869	0.3%	5,832,713	14.5%	(5,747,844)	(98.5)%
Mingzhu Garden (Nanyuan and Beiyuan)	8,973,089	36.1%	14,543,876	36.1%	(5,570,787)	(38.3)%
Road	3,171,932	12.8%	-	-	3,171,932	100%
Total Revenue	$24,728,354	100%	$40,273,239	100%	$(15,544,885)	(38.6)%
Sales Tax	(1,330,857)		(2,483,235)		1,152,378	(46.4)%
Revenue net of sales tax	$23,397,497		$37,790,004		$(14,392,507)	(38.1)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our sales of completed real estate projects were lower during fiscal 2014, because most of our completed real estate projects are in a later sales phase and only limited units are left for customer selection. Revenues before sales tax decreased by 38.6% to approximately $15.5 million for the year ended September 30, 2014 from approximately $40.3 million for last year. The total GFA sold during fiscal 2014 was 33,337 square meters, representing a significant decrease from the 72,811 square meters completed and sold during fiscal 2013.

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

Revenue recognized under percentage completion method

		For the year ended September 30, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	88%	$61,286,227	$34,087,208	$57,758,953
Oriental Garden	273,693	80%	62.400,995	54,263,716	54,263,716
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	92%	16,136,219	11,216,650	15,080,739
Total	693,868		$139,823,441	$99,567,574	$127,103,408

		For the year ended September 30, 2013
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	59%	$40,650,179	$23,671,745	$23,617,745
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	57%	6,784,363	3,864,089	3,864,089
Total	420,175		$47,434,542	$27,535,834	$27,535,834

(4)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.
(5)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Mingzhu Garden Mingzhu Beiyua real estate property under development, the total contract sales as of September 30, 2014 were $76,836,514, which increased 33.6% from the total contract sales of $57,487,864, as of September 30, 2013. Total GFA sold under the contract sales as of September 30, 2014 was 134,858 square meters, which increased 30.8% from the GFA of 103,309 square meters sold under the contracted sales as of September 30, 2013. The average unit price was $570 per square meters for the contracted sales as of September 30, 2014, slightly increased from the average unit price of $557 per square meters for the contracted sales as of September 30, 213. For the purpose of percentage of completion calculation, the qualified contract sales amount was $61,286,227 for the year ended September 30, 2014 (2013- $40,650,179).

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

For Yangzhou Pearl Garden real estate property under development, the total contract sales as of September 30, 2014 were $16,218,951, which increased 134% from the contract sales of $7,059,729 as of September 30, 2013. Total GFA sold under the contract sales as of September 30, 2014 was 38,940 square meters and increased 129.6% from the GFA of 16,636 square meters sold under contract sales as of September 30, 2013. The average unit price for the contract sales as of September 30, 2014 was $417 per square meters, similar to the average unit price of $424 per square meters as of September 30, 2013. For the purpose of percentage of completion calculation, the qualified contract sales amount was $16,136,219 for the year ended September 30, 2014 (2013- $6,784,363).

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2014		2013			Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$12,112,205	15.5%	$4,780,229	12.8%	$7,331,976	153.4%
Construction costs	65,826,051	84.5%	32,503,859	87.2%	33,322,192	102.5%
Total	$77,938,256	100%	$37,284,088	100%	$40,654,168	109.0%

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

	For the Year Ended September 30
	2014		2013
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden	$7,460,115	31%	$9,790,343	41%	$(2,330,228)	(24)%
Mingzhu Xinju	55,220	65%	3,743,522	64%	(3,688,302)	(99)%

Mingzhu Garden ( Mingzhu Nanyuan and Beiyuan)	17,601,978	41%	16,991,119	44%	610,869	4%
Oriental Garden	20,366,457	38%	-	-	20,366,457	100%
Road	873,902	28%	-	-	873,9029	100%
Sales Tax	(7,547,052)		(4,244,644)		(3,302,408)	78%
Total Gross Profit	$38,810,620	31.2%	$26,280,341	39%	$12,530,279	48%
Total Revenue	$124,295,928		$67,809,073		$56,401,986	83%

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

Interest expense - net

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

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In both fiscal 2014 and 2013, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2014 were $2,810,959, representing a tax saving approximately $6.0 million. Income taxes increased in fiscal 2014 by 101% as compared to $1,398,218 for the year ended September 30, 2013 as a result of our significantly higher revenue in fiscal 2014.

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

Net income

We reported $32,444,757 in net income for the year ended September 30, 2014, representing a 56%, or a $11,653,192 increase as compared to $20,791,565 for the year ended September 30, 2013. The decline in net income was a result of the items discussed above.

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

As of September 30, 2015, the Company had an approximately of $34.3 million in working capital, an increase of $27.1 million as compared to $7.2 million as of September 30, 2014.Our total cash and restricted cash balance increased to approximately $3.0 million as of September 30, 2015 as compared to approximately $2.7 million as of September 30, 2014. Since most of our current real estate developments under construction are close to completion and delivery, we are expecting to collect the full purchase price from our existing customers in the coming months. In addition, on June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $39,327,964 (RMB 250,000,000) long term loan to develop Liang Zhou Road Project. As of September 30, 2015, the Company utilized the loan of $15,731,186. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $47,843,166 as of September 30, 2015. On October 15, 2015, the Company further utilized $8,353,260 from the above loan arrangement. We expect our cash collection will improve during fiscal 2016 and beyond.

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

Cash Flow

Year ended September 30, 2015 as compared to year ended September 30, 2014

Comparison of cash flows results for the fiscal year ended September 30, 2015 and fiscal year ended September 30, 2014, are summarized as follows:

	As of September 30,
	2015	2014	Variance
Net cash provided by (used in) operating activities	$10,252,609	$(26,723,054)	$36,975,663
Net cash (used in) provided by financing activities	$(10,000,865)	$21,978,570	$(31,979,435)
Effect of changes of foreign exchange rate on cash	$(43,370)	$(8,072)	$(35,298)
Net increase (decrease) in cash	$208,374	$(4,752,556)	$4,960,930
Cash, beginning of year	$1,125,545	$5,878,101	$(4,752,556)
Cash, end of year	$1,333,919	$1,125,545	$208,374

Operating activities

Net cash provided by operating activities during fiscal 2015 was approximately $10.3 million, consisting of net income of $31.4 million, noncash adjustments of $2.0 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property completed of $71.3 million and a reduction in real estate property underdevelopment of $63.4 million, mainly due to the completion of Mingzhu Beiyuan Phase II and Yangzhou Pearl Garden Phase II real estate projects, a decrease in accounts payable and other payable of $15.1 million due to more payments to our contractors and suppliers when the projects were at completion stage, a decrease of customer deposits of $8.4 million due to the fact a significant portion of customer deposits were recognized in revenue. The positive cash flow provided by operating activities is mainly attributable to more collection from our customers when Mingzhu Beiyuan Phase II and Yangzhou Pearl Garden Phase II real estate projects were completed and the slow spending on real estate properties under development.

Net cash used in operating activities during fiscal 2014 was approximately $26.7 million, consisting of net income of $32.4 million, noncash adjustments of $2.4 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $125 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $10.6 million due to sales, an increase in cost and earnings in excess of billings of $10.2 million and the decrease of billings in excess of cost and earnings of $2.1 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $34.9 million and other payable of $11.9 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $15.5 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Financing activities

Net cash flows used in financing activities was approximately $10 million for fiscal 2015, which included restricted cash of approximately $0.2 million, a net repayment of shareholder loan of $3.6 million, net repayment of a bank loan of approximately $13.0 million and offset by a net proceeds from other loans of approximately $6.8 million.

Net cash flows provided by financing activities was approximately $22.0 million for fiscal 2014, which included restricted cash of approximately $0.3 million, a third party loan of approximately $15.3 million, net proceeds from a bank loan of approximately $3.3 million and $3.7 million net proceeds of shareholder loans from our CEO, Chairman, and principal shareholder.

Cash Flow

Year ended September 30, 2014 as compared to year ended September 30, 2013

Comparison of cash flows results for the fiscal year ended September 30, 2014 and fiscal year ended September 30, 2013, are summarized as follows:

	As of September 30,
	2014	2013	Variance
Net cash used in operating activities	$(26,723,054)	$(11,162,107)	$(15,560,947)
Net cash provided by financing activities	$21,978,570	$15,829,927	$6,148,643
Effect of changes of foreign exchange rate on cash	$(8,072)	$105,595	$(113,667)
Net increase (decrease) in cash	$(4,752,556)	$4,773,415	$(9,525,970)
Cash, beginning of year	$5,878,101	$1,104,686	$4,773,415
Cash, end of year	$1,125,545	$5,878,101	$(4,752,555)

Operating activities

Net cash used in operating activities during fiscal 2014 was approximately $26.7 million, consisting of net income of $32.4 million, noncash adjustments of $2.4 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property under development of $125 million due to the ongoing construction on the Liangzhou Road project, Oriental Garden, Mingzhu Beiyuan and Yangzhou Pearl Garden and Yangzhou Palace real estate projects, a reduction in real estate property completed of $10.6 million due to sales, an increase in cost and earnings in excess of billings of $10.2 million and the decrease of billings in excess of cost and earnings of $2.1 million resulting from using the percentage of completion method of revenue recognition, increases in accounts payable of $34.9 million and other payable of $11.9 million due to more progress payables on our real estate construction projects and an increase in customer deposits of $15.5 million resulting from real estate projects under presales. The negative cash flow provided by operating activities is mainly attributable to our significant spending on our new real estate properties under development.

Net cash used in operating activities for the year ended September 30, 2013 was approximately $11.2 million, consisting of net income of $20.0 million, noncash adjustments of $0.7 million and net changes in our operating assets and liabilities, including a decrease in advances to venders of $2.5 million as advances were utilized in the real estate under construction, an increase in real estate property under development of $56.8 million resulting from more progress on our real estate projects, an increase of billings in excess of cost and earnings of $2.1 million offset with the increase of cost and earnings in excess of billings of $5.0 million resulted from using percentage of completion method of revenue recognition, the decrease in real estate property completed of $7.7 million due to increased sales , an increase of income tax payable of $2.1 million and an increase in accounts payable of $18.3 million resulted from more construction progress as well as a decrease of customer deposits of $10.5 million due to more real estate units being sold in fiscal 2013. The negative cash used in operating activities is mainly attributable to the significant spending on our new real estate property under development in Oriental Pearl Garden and Mingzhu Beiyuan projects located in Hanzhong City and Yangzhou Pearl Garden project located in Yang County.

Financing activities

Net cash flows provided by financing activities was approximately $22.0 million for fiscal 2014, which included restricted cash of approximately $0.3 million, a third party loan of approximately $15.3 million, net proceeds from a bank loan of approximately $3.3 million and $3.7 million net proceeds of shareholder loans from our CEO, Chairman, and principal shareholder.

Net cash flows provided by financing activities was approximately $15.8 million for the year ended September 30, 2013. During the fourth quarter of fiscal 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $24,444,300 (RMB150,000,000) at an interest rate, which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The purpose of the loan is for the development of the Company’s Mingzhu Beiyuan project. As of September 30, 2013, the Company received loan proceeds of $16,296,200 (RMB 100,000,000) from the bank. The remaining balance of the loan was received on October 21, 2013.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, deferred taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term bank loan approximates fair value because it has a variable rate of interest which approximates to market rates.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the each of the years in the three-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

December 18, 2015

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS

Current assets:
Cash	$1,333,919	$1,125,545
Restricted cash	1,715,268	1,589,887
Cost and earnings in excess of billings	11,825,036	12,332,396
Real estate property development completed	75,391,512	6,050,263
Real estate property under development	55,154,153	140,313,127
Other current assets	228,223	1,409,367

Total current assets	145,648,111	162,820,585

Property, plant and equipment, net	780,038	889,497
Real estate property development completed, net of current portion	2,140,271	2,572,215
Security deposits for land use rights	3,146,237	3,249,549
Real estate property under development, net of current portion	143,660,781	128,516,074
Due from local government for real estate property development completed	3,065,000	3,165,644

Total Assets	$298,440,438	$301,213,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan	$6,292,474	$12,998,197
Other loans	5,674,239	15,290,753
Accounts payable	41,501,682	57,317,877
Other payables	12,676,362	13,777,853
Construction deposits	1,959,706	367,133
Billings in excess of cost and earnings	3,315,302	2,960,452
Customer deposits	17,387,969	31,100,334
Shareholder loan	1,810,000	5,465,743
Accrued expenses	4,855,891	3,801,567
Taxes payable	15,830,886	12,579,071

Total current liabilities	111,304,511	155,658,980

Deferred tax liabilities	4,711,161	2,992,459
Customer deposits, net of current portion	8,246,004	3,829,870
Other loans, less current portion	15,731,186	6,499,098
Construction deposits, net of current portion	972,432	1,004,364

Total liabilities	140,965,294	169,984,771

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	$45,050	$45,050
Additional paid-in capital	17,764,316	17,759,349
Statutory surplus	16,439,333	12,845,197
Retained earnings	119,668,198	91,834,708
Accumulated other comprehensive income	3,558,247	8,744,489

Total stockholders' equity	157,475,144	131,228,793

Total Liabilities and Stockholders' Equity	$298,440,438	$301,213,564

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013
Real estate sales	$81,115,494	$124,295,928	$67,809,073
Less: Sales tax	5,194,616	7,547,052	4,244,644
Cost of real estate sales	39,258,557	77,938,256	37,284,088
Gross profit	36,662,321	38,810,620	26,280,341
Operating expenses
Selling and distribution expenses	917,344	923,879	915,217
General and administrative expenses	2,304,706	2,573,573	3,087,434
Total operating expenses	3,222,050	3,497,452	4,002,651
Operating income	33,440,271	35,313,168	22,277,690
Interest expense- net	(61,419)	(57,452)	(98,305)
Other income - net	-	-	10,398
Income before income taxes	33,378,852	35,255,716	22,189,783
Provision for income taxes	1,951,226	2,810,959	1,398,218
Net income	31,427,626	32,444,757	20,791,565
Other comprehensive income
Foreign currency translation adjustment	(5,186,242)	(365,128)	2,634,743
Comprehensive income	$26,241,384	$32,079,629	$23,426,308
Basic and diluted income per common share
Basic	$0.70	$0.72	$0.46
Diluted	$0.70	$0.72	$0.46
Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000
Diluted	45,052,252	45,124,233	45,124,474

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 AND 2013

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income	Total
Balance at October 1, 2012	45,050,000	45,050	17,750,337	6,549,354	44,894,229	6,474,874	75,713,844
Stock-based Compensation			9,012				9,012
Appropriation of statutory reserve				2,427,876	(2,427,876)		-
Net income for the year	-				20,791,565		20,791,565
Foreign currency translation adjustments						2,634,743	2,634,743
Balance at September 30, 2013	45,050,000	45,050	17,759,349	8,977,230	63,257,918	9,109,617	99,149,164
Appropriation of statutory reserve				3,867,967	(3,867,967)		-
Net income for the year	-				32,444,757		32,444,757
Foreign currency translation adjustments						(365,128)	(365,128)
Balance at September 30, 2014	45,050,000	$45,050	$17,759,349	$12,845,197	$91,834,708	$8,744,489	$131,228,793
Stock-based Compensation			4,967				4,967
Appropriation of statutory reserve				3,594,136	(3,594,136)		-
Net income for the year					31,427,626		31,427,626
Foreign currency translation adjustments						(5,186,242)	(5,186,242)
Balance at September 30, 2015	45,050,000	$45,050	$17,764,316	$16,439,333	$119,668,198	$3,558,247	$157,475,144

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2015	2014	2013
Cash flows from operating activities
Net income	$31,427,626	$32,444,757	$20,791,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	1,870,180	2,348,981	640,095
Depreciation	83,701	85,504	88,818
Stock based compensation	4,967	-	9,012

Changes in assets and liabilities:
Due from local government for real estate property development completed		(3,171,932)	-
Advances to vendors		109,025	2,494,790
Loans to outside parties		-	21,249
Security deposits for land use rights		-	20,005,071
Cost and earnings in excess of billings	118,861	(10,180,783)	(2,144,855)
Real estate property development completed	(71,332,340)	10,568,278	7,659,989
Real estate property under development	63,376,691	(125,009,367)	(76,766,598)
Other current assets	1,171,630	(1,044,153)	(188,464)
Accounts payables	(14,428,567)	34,926,405	18,299,774
Other payables	(684,063)	11,943,147	604,996
Billings in excess of cost and earnings	462,916	(2,138,352)	5,031,374
Customer deposits	(8,439,960)	15,478,439	(10,510,235)
Construction deposits	1,654,075	4,258	168,439
Accrued expenses	1,201,727	914,825	518,602
Taxes payable	3,765,165	5,997,914	2,114,271
Net cash provided by (used in) operating activities	10,252,609	(26,723,054)	(11,162,107)

Cash flow from financing activities
Restricted cash	(181,392)	(261,561)	(216,286)
Proceeds from other loans	27,670,998	15,321,123	-
Repayment of other loans	(20,865,164)	-
Proceeds from bank loan	-	8,140,008	16,046,213
Repayment of bank loan	(12,975,849)	(4,884,004)	-
Proceeds from shareholder loan	11,642,580	7,570,208	-
Repayment of shareholder loan	(15,292,038)	(3,907,204)	-
Net cash (used in) provided by financing activities	(10,000,865)	21,978,570	15,829,927

Effect of changes of foreign exchange rate on cash	(43,370)	(8,072)	105,595
Net increase (decrease) in cash	208,374	(4,752,556)	4,773,415
Cash, beginning of year	1,125,545	5,878,101	1,104,686
Cash, end of year	$1,333,919	$1,125,545	$5,878,101

Supplemental disclosures of cash flow information:
Interest paid	$1,840,535	$1,500,121	$55,839
Income taxes paid	$144,742	$339,613	$780,908

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS” or “we”, “our”, “us”) is a corporation organized under the laws of the State of Florida.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS Management and Consulting Co., Ltd (“Shaanxi HGS”), it entered into certain exclusive contractual agreements with the management of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2015 and 2014.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2015 and 2014:

	Balance as of
	September 30, 2015	September 30, 2014
Current assets	$145,628,992	$165,759,237
Non-current assets	152,360,755	134,976,175
Total assets	297,989,747	300,735,412

Current liabilities	110,515,207	144,958,249
Non-current liabilities	29,660,783	24,353,562
Total liabilities	$140,175,990	$169,311,811

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, deferred taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EFFECT OF CHANGE IN ESTIMATE

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2015, real estate development projects with gross profits recognized in 2014 had changes in their estimated revenue and related gross profit margins. The Company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2015 decreased by $1,500,119 (2014 – $1,340,650) and basic and diluted earnings per share for the year ended September 30, 2015 decreased by $0.03 (2014-$0.03).

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. The carrying value of the long term loan approximates fair value because it has a variable rate of interest which approximates the market rates.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

	2015	2014	2013
Year end RMB : USD exchange rate	6.3568	6.1547	6.1364
Annual average RMB : USD exchange rate	6.1653	6.1425	6.2320

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2015, 2014 and 2013, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2015, 2014 and 2013, the total interest capitalized in the real estate property development was $3,064,621, $2,349,887 and $55,839, respectively.

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

Property, Plant and equipment, net (continued)

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

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended September 30, 2015, 2014 and 2013.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2015, 2014 and 2013, the Company had not incurred any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

Stock-based compensation

Share-based payment transactions are measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred tax assets and liabilities are for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Income taxes (continued)

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2015 and 2014.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2015, 2014, and 2013. As of September 30, 2015, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are subject to examination by the Chinese taxing authorities.

As of September 30, 2015, the tax years ended September 30, 2007 through September 30, 2015 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2011 through September 30, 2015 remains open for statutory examination by U.S. tax authorities.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Comprehensive income is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the years ended September 30, 2015, 2014 and 2013 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2015, 2014 and 2013, the Company recorded advertising expenses of $338,115, $288,911 and $150,339, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended September 30,
	2015	2014	2013
Net income attributable to common share holders	$31,427,626	$32,444,757	$20,791,565

Weighted average common shares used in Basic computation	45,050,000	45,050,000	45,050,000
Effect of diluted stock options	2,252	74,233	74,474
Weighted average common shares used in Diluted computation	45,052,252	45,124,233	45,124,474

Earnings per share - Basic	$0.70	$0.72	$0.46
Earnings per share - Diluted	$0.70	$0.72	$0.46

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2015, three suppliers accounted for 23%, 21% and 17% of the total project expenditure. For the year ended September 30, 2014, one supplier accounted for 11%, of the total project expenditures, respectively. Top five suppliers accounted for 21%, 20%, 13%, 11% and 10% of project expenditures for the year ended September 30, 2013.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU 2015-14. This amendment defers the effective date of the previously issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the effect, if any, this update will have on the Company's consolidated financial position, results of operations and cash flows.

In August 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this update will have a material impact on the presentation of the Company's consolidated financial position, results of operations and cash flows.

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2015 and 2014:

	Balance as of
	September 30, 2015	September 30, 2014
Development completed:
Hanzhong City Mingzhu Garden Phase I	$1,146,277	$1,793,362
Hanzhong City Mingzhu Garden Phase II	66,070,589	-
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,439,257	1,605,886
Yang County Yangzhou Pearl Garden Phase I	3,419,273	4,609,585
Yang County Yangzhou Pearl Garden Phase II	5,456,387	-
Hanzhong City Central Plaza	-	613,645
Real estate property development completed	$77,531,783	$8,622,478
Less: Real estate property completed –short-term	75,391,512	6,050,263
Real estate property completed –long-term	$2,140,271	$2,572,215
Under development:
Hanzhong City Oriental Pearl Garden (a)	$55,154,153	$60,298,669
Hanzhong City Mingzhu Garden Phase II (b)	-	73,351,415
Yang County Yangzhou Pearl Garden Phase II (c)	-	6,663,043
Yang County Yangzhou Palace	47,843,166	31,600,896
Hanzhong City Shijin Project	7,619,829	7,870,052
Hanzhong City Liangzhou Road and related projects (d)	85,069,755	86,050,259
Hanzhong City Hanfeng Beiyuan East (e)	587,993	419,762
Hanzhong City Beidajie	78,735	36,555
Yang County East 2nd Ring Road (f)	2,461,303	2,538,550
Real estate property under development	$198,814,934	$268,829,201
Less: Short-term portion	55,154,153	140,313,127
Real estate property under development –long-term	$143,660,781	$128,516,074

(a)	The Company recognized $12,168,108 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2015 (2014 - $33,897,236 and 2013 - $Nil)

(b)	The Company recognized $20,909,081 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2015 (2014- $22,229,864 and 2013 -$15,067,840)

(c)	The Company recognized $3,765,037 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2015 (2014- $8,890,469 and 2013-$2,735,199)

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT (continued)

(d)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2015, the actual costs incurred by the Company were $85,069,755 (2014- $86,050,259) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2015 and 2014, the Company received government’s subsidies in the amount of $9,439,183 and $Nil for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(e)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2015, the local government was still in the process of planning and assessing the scope and budget for these projects.

(f)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $26.4 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

As of September 30, 2015 and 2014, land use rights included in real estate property under development totaled $39,929,072 and $50,066,081, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2015 and 2014, property, plant and equipment was as follows:

	As of September 30,
	2015	2014
Buildings	$860,030	$888,270
Machinery	29,260	30,221
Office equipment	-	-
Automobiles	444,060	458,641
Total	1,333,350	1,377,133

Less: accumulated depreciation	553,312	487,636

Property, plant and equipment, net	$780,038	$889,497

Depreciation expense for the years ended September 30, 2015, 2014 and 2013 was $83,701, $85,504 and $88,818, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT – LONG-TERM

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $2.9 million which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2015, a receivable from the Hanzhong local government of $3,065,000 was classified as long term on the accompanying consolidated balance sheets (September 30, 2014 - $3,165,644) because the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou road related projects in 2017 and later time.

NOTE 6. SECURITY DEPOSITS FOR LAND USE RIGHTS

In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $18,830,229 (RMB119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2015, a deposit of $3,146,237 (RMB20, 000,000) (2014 - $3,249,549 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

NOTE 7. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $23,596,778(RMB150,000,000) at an interest rate (5.5% at September 30, 2015), which is 5% over the benchmark interest rate, adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project. The Company pledged its real estate properties in the Mingzhu Beiyuan project (Phase II) with carrying value of $66,070,589 as of September 30, 2015 (September 30, 2014 - $73,351,415). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and 2015 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

	As of September 30,
	2015	2014
China Construction Bank Loan	$6,292,474	$19,497,295
Less: current maturities of long-term bank loan	6,292,474	12,998,197
Bank loan – long-term portion	$-	$6,499,098

The weighted average interest rate of the loan was 5.5% as of September 30, 2015 (2014 - 6.46% and 2013- 6.46%). For the years ended September 30, 2015, 2014 and 2013, total loan interest was $952,083, $1,500,121 and $55,839, and were capitalized in the development costs of real estate project, respectively.

The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
February 10, 2016	4,719,356	30,000,000
August 20, 2016	1,573,118	10,000,000
Total	$6,292,474	RMB 40,000,000

NOTE 8.OTHER LOANS

	As of September 30,
	2015	2014
Loan A (i)	$954,883	$15,290,753
Loan B (ii)	4,719,356	-
Loan C (iii)	15,731,186	-
	21,405,425
Less: current maturities of other loans	5,674,239	15,290,753
Other loans – long-term portion	$15,731,186	$-

(i)	On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $15,731,186 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of September 30, 2015, the Company borrowed $954,883 (September 30, 2014-$15,290,753). For the year ended September 30, 2015, total interest was $1,038,846 (2014- $620,586) which was capitalized as part of the development cost of Liangzhou road project.

NOTE 8.  OTHER LOANS (continued)

(ii)	On May 6, 2015, the Company renewed a credit agreement with a financial institution. On May 22, 2015, the Company borrowed $4,719,356 (RMB 30,000,000) at a fixed interest rate of 20% per year for a six months period and the rate may up-float 50% if the loan proceeds were not used for the intended borrowing purpose. The loan was for the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO and his wife. The loan has been subsequently repaid upon maturity. For the year ended September 30, 2015, total finance cost was $755,097 (2014 - $Nil), which was capitalized in the development cost of Oriental Pearl Garden real estate project. As of September 30, 2014, the loan balance was $Nil.

(iii)	On June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $39,327,964 (RMB 250,000,000) long term loan at 4.245% interest to develop Liang Zhou Road Project. As of September 30, 2015, the Company utilized the loan of $15,731,186. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $47,843,166 as of September 30, 2015. For the year ended September 30, 2015, total interest was $77,909 (2014- $Nil) which was capitalized in to the development cost of Liangzhou road project. On October 15, 2015, the Company further utilized $8,353,260 from the above loan arrangement. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Part I
May 29, 2017	5,222,754	33,200,000
November 20, 2017	5,222,754	33,200,000
May 20, 2018	5,332,872	33,900,000
November 20, 2018	5,332,872	33,900,000
May 20, 2019	5,490,184	34,900,000
November 29, 2019	5,490,184	34,900,000
Part II
May 29, 2017	1,205,009	7,660,000
November 20, 2017	1,205,009	7,660,000
May 20, 2018	1,206,582	7,670,000
November 20, 2018	1,206,582	7,670,000
May 20, 2019	1,206,581	7,670,000
November 29, 2019	1,206,581	7,670,000
Total	39,327,964	250,000,000

NOTE 9.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2015	2014
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,832,619	$15,386,758
Oriental Pearl Garden	7,220,575	12,541,634
Liangzhou road and related projects	2,035,615	1,980,600
Yang County Pearl Garden	2,334,775	1,849,270
Yang County Palace	6,210,389	3,171,942

Total	25,633,973	34,930,204
Including: Customer deposits -short-term	17,387,969	31,100,334
Customer deposits - long-term	$8,246,004	$3,829,870

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2015, approximately $1.7 million was guaranteed by the Company.

NOTE 10. RELATED PARTY LOANS

	As of September 30,
	2015	2014
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	-	3,655,743
Total	$1,810,000	$5,465,743

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2016. The Company recorded interest of $72,400 for each of the years ended September 30, 2015, 2014 and 2013. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015, 2014 and 2013.

NOTE 10. RELATED PARTY LOANS (continued)

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Zhu (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 5% as of September 30, 2015. As of September 30, 2015, the shareholder RMB loan balance was $Nil (September 30, 2014-$3,655,743). The Company recorded interest of $240,687 for the year ended September 30, 2015 (2014 - $233,846), which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015. Subsequent to September 30, 2015, the Company borrowed $1,258,495 from Mr. Zhu with the same borrowing term.

NOTE 11. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of September 30, 2015, 2.8% of the option awards have vested.

On August 22, 2012, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2013 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $2.37 per share. As of September 30, 2015 and 2014, 100% and 66.7% of the option awards have vested, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

	Options granted in August 2015	Options granted in August 2012
Risk-free interest rate	0.95%	0.19%
Expected life of the options	3 year	3 year
Expected volatility	143%	148%
Expected dividend yield	0%	0%
Fair value	$178,800	$8,400

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

NOTE 11. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2012	188,000	$2.41	2.88	$130,147
Granted	-	-	-	-
Forfeited	48,000	$2.49	2.61	85,940
Exercised	-	-	-	-
Outstanding, September 30, 2013	140,000	$2.39	1.89	44,207
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2014	140,000	$2.39	0.89	44,207
Granted	120,000	$1.89	2.89	178,800
Forfeited	(130,000)	$2.39	-	(31,093)
Exercised	-	-	-	-
Outstanding, September 30, 2015	130,000	$1.93	2.71	$191,914
Exercisable, September 30, 2015	13,333	$2.25	1.07	$18,082

Stock-based compensation expense recognized in the years ended September 30, 2015, 2014 and 2013, was $4,967, $Nil and $9,012, respectively. As of September 30, 2014 and 2013, there was no unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 12. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2015, the Company had business sales tax payable of $13,306,414 (2014- $10,410,449), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2015, 2014 and 2013, the Company’s income taxes were $1,951,226 and $2,810,959 and $1,398,218, respectively.

NOTE 12. TAXES (continued)

(B) Corporate income taxes (“CIT”) - continued

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2015, 2014 and 2013:

	For the years ended September 30,
	2015	2014	2013
Chinese statutory tax rate	25.0%	25.0%	25.0%
Valuation allowance change	0.1%	0.1%	0.1%
Net impact of Exemption rendered by local tax authorities and other adjustments	(19.3)%	(17.1)%	(18.8)%

Effective tax rate	5.8%	8.0%	6.3%

Income tax expense for the years ended September 30, 2015, 2014 and 2013 is summarized as follows:

	For the years ended September 30,
	2015	2014	2013
Current tax provision	$81,046	$461,978	$758,123
Deferred tax provision	$1,870,180	$2,348,981	$640,095

Income tax expense	$1,951,226	$2,810,959	$1,398,218

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $401,160 and $323,792 as of September 30, 2015 and 2014, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2015 and September 30, 2014. The components of deferred taxes as of September 30, 2015 and September 30, 2014 consist of the following:

	As of September 30,
	2015	2014
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$136,394	$110,089
Valuation allowance	(136,394)	(110,089)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$4,711,161	$2,992,459
Deferred tax liability – long term	$4,711,161	$2,992,459

NOTE 12. TAXES (continued)

(B) Corporate income taxes (“CIT”) - continued

Movement of valuation allowance:

	As of September 30,
	2015	2014
Beginning Balance	$110,089	$85,473
Current year additions	26,305	24,616
Ending Balance	$136,394	$110,089

The valuation allowance increased $26,305 and $24,616 for the years end September 30, 2015 and 2014, respectively.

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

As at September 30, 2015, the outstanding LAT payable balance was $752,664 with respect to completed real estate properties sold up to September 30, 2015. As at September 30, 2014, the Company has an outstanding LAT payable balance of $165,089 with respect to completed real estate properties sold up to September 30, 2014.

(D) Taxes payable consisted of the following:

	2015	2014

CIT	$794,780	$884,685
Business tax	13,306,414	10,410,449
Other taxes and fees	1,729,692	1,283,937

Total taxes payable	$15,830,886	$12,579,071

NOTE 13.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding. Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2015 and 2014, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

NOTE 13.  STOCKHOLDERS’ EQUITY (continued)

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2015 and 2014, the balance of statutory surplus reserve was $16,439,333 and $12,845,197, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2015 and 2014.

NOTE 14. CONTINGENCIES AND COMMITMENTS

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of September 30, 2015 and 2014, the amount of security deposit provided for these guarantee was approximately $1.7 million and $1.6 million respectively.

Total operating lease commitments for rental of office as of September 30, 2015 is as follows:

Twelve months ending September 30,	Minimum lease payment

2016	$28,552
Years after	-
Total minimum payments required	$28,552

Total rental expense was $77,044, $40,700, and $16,046 for the years ended September 30, 2015, 2014 and 2013, respectively.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2015	2014
ASSETS

Investment in subsidiary	$159,592,844	$133,274,093
Total Assets	$159,592,844	$133,274,093
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	307,700	235,300
Shareholder loan	1,810,000	1,810,000
Total current liabilities	2,117,700	2,045,300

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	$45,050	$45,050
Additional paid-in capital	17,764,316	17,759,349
Statutory surplus	16,439,333	12,845,197
Retained earnings	119,668,198	91,834,708
Accumulated other comprehensive income	3,558,247	8,744,489

Total stockholders' equity	157,475,144	131,228,793

Total Liabilities and Stockholders' Equity	$159,592,844	$133,274,093

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

(UNAUDITED)

	2015	2014	2013
Equity in profit of subsidiary	$31,504,993	$32,517,157	$20,872,977
General and administrative expenses	4,967	-	9,012
Interest expense- net	72,400	72,400	72,400
Income before income taxes	31,427,626	32,444,757	20,791,565
Provision for income taxes	-	-	-
Net income	31,427,626	32,444,757	20,791,565
Other comprehensive income
Foreign currency translation adjustment	(5,186,242)	(365,128)	2,634,743
Comprehensive income	$26,241,384	$32,079,629	$23,426,308

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

(UNAUDITED)

	2015	2014	2013
Cash flows from operating activities
Net income	$31,427,626	$32,444,757	$20,791,565

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	4,967	-	9,012
Equity in profit of subsidiary	(31,504,993)	(32,517,157)	(20,872,977)

Changes in assets and liabilities:
Accrued expenses	72,400	72,400	72,400
Net cash used in operating activities	$-	$-	$-

Net increase (decrease) in cash	-	-	-
Cash, beginning of year	-	-	-
Cash, end of year	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

NOTES TO SCHEDULE I

NOTE 1. BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiary and variable interest entity (“VIE”) is stated at cost plus equity in undistributed earnings of subsidiaries.

NOTE 2. RESTRICTED ASSETS

The Company’s PRC VIE and subsidiary are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s subsidiaries and its VIEs are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations and revenues are conducted and generated in China, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2015 and 2014.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2015, because of the material weakness in our internal control over financial reporting as described below.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting. Internal Control Over Financial Reporting is a process designed by, and under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2015. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2015 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015:

●	Lack of utilization of integrated information system, which could result in over reliance on spreadsheet applications without quality control assurances, lack of adequate policies and procedures to review and update spreadsheet information on timely basis, and lack of formal data backup policies and procedures.

●	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors; (2) Insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned.

●	Lack of sufficient full-time accounting staff in our accounting department that have U.S. GAAP experience.

Remediation Efforts to Address Significant Deficiencies

To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. See the Risk Factor included in this Annual Report on Form 10-K.

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2015, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	48	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	46	Director	2010
Christy Young Shue	52	Director	2012
John Chen	43	Director	2012
Yuankai Wen	68	Director	2010

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2015 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2015 and the number of meetings each committee held in fiscal year 2015.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2013	4	1	1
M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2015 are as follows:

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2015, 2014 and 2013. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2015	31,462		-		(2)	31,463
Chairman of the Board (1)	2014	32,560		-		(2)	32,560
	2013	32,593					32,593
Wei Shen, Chief Financial Officer	2015	113,265	(3)	-	-		113,265
	2014	116,984	(3)	-	-		116,984
	2013	117,333	(3)				117,333

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2015, 2014 and 2013. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.3568 to the U.S. dollar for fiscal 2015, RMB6.1425 to the U.S. dollar for fiscal 2014 and RMB6.1364 to the U.S. dollar for fiscal 2013

.

(2)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this vehicle is less than $10,000.

(3)	Wei Shen became Chief Financial Officer of the Company in May 2012. For the year ended September 30, 2015, 2014 and 2013, he received $113,265, $116,984 and $117,333, respectively, for compensation as CFO pursuant to a contract with the Company.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2015, 2014 or 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2015, 2014 and 2013 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no wards made to a Named Executive Officer in fiscal 2015, 2014 or 2013 under any LTIP.

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

Employment Contracts and Termination of Employment

On May 28, 2012, the Company entered into a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company. The initial term of the contract was for one year and extended for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 (approximately US$9,439) and a discretional bonus of up to RMB180,000 (approximately US$28,316). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2015, 2014 or 2013. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2015 Year End

None.

Compensation of Directors

The following tables provides information regarding compensation earned by non-employee directors who served during fiscal 2015.

FISCAL 2015 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$15,731	-	-	-	-	-	$15,731

John Chen	$36,000	-	2,483	-	-	-	$36,000

Christy Young Shue	$24,000	-	2,484	-	-	-	$24,000

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2015. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2015.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.3568 to the U.S. dollar.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Ms. Shue, and Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively.  In addition, in August 2012, the Company agreed to grant each of Ms. Shue, and Messrs. Chen, two of our independent directors, nonstatutory stock options to purchase 60,000 and 60,000 shares of the Company’s common stock, respectively, which options shall vest in accordance with the schedule determined as of the date of grant. On August 22, 2015, the Company renewed the independent Director Agreements with Ms. Shue, and Messrs. Chen and granted stock options to them to purchase up to an aggregate of 120,000 shares of the Company’s common stock.  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 8, 2015 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen(5)	10,000	*
Christy Young Shue (5)	1,667	*
John Chen (5)	1,667	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,493,334	70.1%

* less than 1%

(1)  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of December 8, 2015 or within 60 days thereafter, including through the exercise of stock options.

(2)  Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of December 8, 2015. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 8, 2015, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)  Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)  Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 3,334 shares of common stock exercisable as of December 8, 2015 or within 60 days thereafter.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	120,000	$1.89	1,880,000
Equity compensation plans not approved by security holders	10,000	$2.37	-
Total	130,000	$1.93	1,880,000

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

The following related party transactions occurred during the fiscal year ended September 30, 2015:

The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2016. The Company recorded interest of $72,400 for each of the years ended September 30, 2015, 2014 and 2013. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015, 2014 and 2013.

On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with Mr. Zhu (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang zhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate, which is equal to the China RMB loan annual benchmark rate of 5% as of September 30, 2015. As of September 30, 2015, the shareholder RMB loan balance was $Nil (September 30, 2014-$3,655,743). The Company recorded interest of $240,687 for the year ended September 30, 2015 (2014 - 233,846), which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2015. Subsequent to September 30, 2015, the Company borrowed $1,258,495 from Mr. Zhu.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2015 and 2014. Fees (including reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$190,000	$240,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$190,000	$240,000

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2015.

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

China HGS Real Estate Inc.

Date: December 18, 2015	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer,
and Chairman of the Board
of Directors

Date: December 18, 2015	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer,	December 18, 2015
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	December 18, 2015
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 18, 2015
Shenghui Luo

/s/Christy Young Shue	Director	December 18, 2015
Christy Young Shue

/s/John Chen	Director	December 18, 2015
John Chen

/s/ Yuankai Wen	Director	December 18, 2015
Yuankai Wen

