Form 10-Q
period 2015-12-31
CHINA HGS REAL ESTATE INC.
filed 2016-02-05
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 5, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

[PAGE NUMBERS NEED TO BE UPDATED UPON COMPLETION]

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash	$1,182,817	$1,333,919
Restricted cash	1,739,793	1,715,268
Advances to vendors	83,260	-
Cost and earnings in excess of billings	11,192,689	11,825,036
Real estate property development completed	71,696,324	75,391,512
Real estate property under development	53,361,785	55,154,153
Other current assets	1,512,819	228,223

Total current assets	140,769,487	145,648,111

Property, plant and equipment, net	743,955	780,038
Real estate property development completed, net of current portion	2,000,626	2,140,271
Security deposits for land use right	3,080,857	3,146,237
Real estate property under development, net of current portion	148,310,045	143,660,781
Due from local government for real estate property development completed	3,001,308	3,065,000

Total Assets	$297,906,278	$298,440,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan – current portion	$6,161,714	$6,292,474
Short-term loans - other	472,912	5,674,239
Accounts payable	32,262,036	41,501,682
Other payables	15,992,102	12,676,362
Construction deposits	1,501,141	1,959,706
Billings in excess of cost and earnings	3,367,321	3,315,302
Customer deposits	20,086,668	17,387,969
Shareholder loan	2,649,534	1,810,000
Accrued expenses	4,737,203	4,855,891
Taxes payable	15,530,542	15,830,886

Total current liabilities	102,761,173	111,304,511
Deferred tax liabilities	4,678,534	4,711,161
Customer deposits, net of current portion	7,903,239	8,246,004
Other long term loan payable, less current portion	26,060,283	15,731,186
Construction deposits, net of current portion	924,898	972,432

Total liabilities	142,328,127	140,965,294

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2015 and September 30, 2015	45,050	45,050
Additional paid-in capital	17,779,216	17,764,316
Statutory surplus	16,439,333	16,439,333
Retained earnings	121,095,422	119,668,198
Accumulated other comprehensive income	219,130	3,558,247
Total stockholders' equity	155,578,151	157,475,144

Total Liabilities and Stockholders' Equity	$297,906,278	$298,440,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME(LOSS)

(Unaudited)

	Three months ended December 31,
	2015	2014
Real estate sales	$5,856,607	$10,565,687
Less: Sales tax	(411,988)	(670,550)
Cost of real estate sales	(3,208,889)	(7,025,806)
Gross profit	2,235,730	2,869,331
Operating expenses
Selling and distribution expenses	90,153	375,166
General and administrative expenses	478,511	616,178
Total operating expenses	568,664	991,344
Operating income	1,667,066	1,877,987
Interest income	-	1,164
Interest expense	(104,046)	(18,100)
Income before income taxes	1,563,020	1,861,051
Provision for income taxes	135,796	235,061
Net income	1,427,224	1,625,990
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,339,117)	186,761
Comprehensive income (loss)	$(1,911,893)	$1,812,751
Basic and diluted income per common share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,122,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$1,427,224	$1,625,990
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	66,304	223,803
Depreciation	20,187	21,015
Stock based compensation	14,900	-
Changes in assets and liabilities:
Due from local government for real estate property development completed (accounts receivable long-term)	-	814,478
Advances to vendors	(84,577)	(269,993)
Cost and earnings in excess of billings	392,728	236,110
Real estate property development completed	2,258,837	435,511
Real estate property under development	(7,098,791)	934,562
Other current assets	(1,309,716)	386,470
Accounts payables	(8,509,618)	(10,093,427)
Other payables	3,635,725	132,328
Billings in excess of cost and earnings	122,823	1,172,034
Customer deposits	2,934,270	(1,884,242)
Construction deposits	(452,203)	-
Accrued expenses	(24,843)	326,052
Taxes payable	29,080	(699,456)
Net cash used in operating activities	(6,577,670)	(6,638,765)

Cash flow from financing activities
Restricted cash	(61,120)	(13,160)
Net proceeds from shareholder loan	852,802	2,068,775
Proceeds from bank loans	-	4,886,869
Proceeds from other loans	10,824,408	-
Repayment of other loans	(5,163,753)	-
Net cash provided by financing activities	6,452,337	6,942,484

Effect of changes of foreign exchange rate on cash	(25,769)	1,242
Net increase (decrease) in cash	(151,102)	304,961
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$1,182,817	$1,430,506
Supplemental disclosures of cash flow information:
Interest paid	$486,077	$500,397
Income taxes paid	$69,492	$58,190

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirement of Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 18, 2015.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, income taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, short-term loans, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the long term loan payable.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

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

	For three months ended December 31,		September 30,
	2015	2014	2015
Period end RMB : USD exchange rate	6.4917	6.1460	6.3568
Three months average RMB : USD exchange rate	6.3907	6.1389	6.1653

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

Security deposits for land use rights

Security deposits for land use rights consist of the deposits held by the PRC government for the purchase of land use rights and other deposit held by an unrelated party to transfer its land use rights to the Company. The deposits will be reclassified to real estate property under development upon the transfer of legal title.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2015 and 2014, the total interest capitalized in the real estate property development was $433,410 and $644,599, respectively

Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2015 and 2014.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months periods ended December 31, 2015 and 2014, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those stock options and common stock awards that are expected to vest.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2015 and September 30, 2015.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, Chinese entities’ income tax returns filed in China for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are subject to examination by the Chinese taxing authorities.

As of December 31, 2015, the tax years ended September 30, 2007 through December 31, 2015 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2011 through December 31, 2015 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Minzhu Garden, Nandajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden and Yangzhou Palace are located, requires a tax rate of 0.5%.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three months ended December 31, 2015 and 2014 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three months ended December 31, 2015 and 2014, the Company recorded advertising expenses of $20,467 and $88,730, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2015, one supplier accounted for over 70% of the Company’s total project expenditures. For the three months ended December 31, 2014, there was no concentration of supplier.

Reclassification

Certain prior period’s cash flow numbers have been reclassified to conform with current period’s presentation.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect, if any, this update will have on the Company's unaudited condensed consolidated financial position, results of operations and cash flows.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Development completed
Hanzhong City Mingzhu Garden Phase I	$1,099,620	$1,146,277
Hanzhogn City Mingzhu Garden Phase II	63,108,632	66,070,589
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,409,349	1,439,257
Yang County Yangzhou Pearl Garden	4,370,595	3,419,273
Yang County Yangzhou Pearl Garden Phase II	3,708,754	5,456,387
Real estate property development completed	73,696,950	77,531,783
Less: Real estate property completed –short-term	71,696,324	75,391,512
Real estate property completed –long-term	$2,000,626	$2,140,271
Under development:
Hanzhong City Oriental Pearl Garden (a)	$53,361,785	$55,154,153
Yang County Yangzhou Palace	49,362,519	47,843,166
Hanzhong City Shijin Project	7,461,486	7,619,829
Hanzhong City Liangzhou Road and related projects (b)	88,423,013	85,069,755
Hanzhong City Hanfeng Beiyuan East (c)	575,774	587,993
Hanzhong City Beidajie (e)	77,098	78,735
Yang County East 2nd Ring Road (d)	2,410,155	2,461,303
Real estate property under development	201,671,830	198,814,934
Less: Short-term portion	53,361,785	55,154,153
Real estate property under development –long-term	$148,310,045	$143,660,781

(a)	The Company recognized $950,052 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2015 (2014 - $3,006,823)

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

As of December 31, 2015, the actual costs incurred by the Company were $88,423,013 (September 30, 2015- $85,069,755) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2015 and 2014, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of December 31, 2015, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $25.9 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2015 -5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development.

(e)	For the three months ended December 31, 2015 and 2014, the Company received government’s subsidies in the amount of $3,234,900 and $Nil for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. Since the Company has not met the performance requirement, the Company included the subsidies received in the liability.

As of December 31, 2015 and September 30, 2015, land use rights included in real estate property under development totaled $38,679,289 and $39,929,072, respectively.

NOTE 4. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $23,106,428 (RMB150, 000,000) at an interest rate 5.5% at December 31, 2015, which is 0.5% over the benchmark interest rate of 5.0% and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project (Phase II) with carrying value of $63,108,632 as of December 31, 2015 (September 30, 2015 - $66,070,589). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2014 and 2015 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement.

	December 31, 2015	September 30, 2015
China Construction Bank Loan	$6,161,714	$6,292,474

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. BANK LOAN (continued)

The weighted average interest rate of the loan was 5.5% as of December 31, 2015 and September 30, 2015. For the three months ended December 31, 2015, total loan interest was $83,063, which was included in the interest expense for the period, because the project has been completed by September 30, 2015. For the three months ended December 31, 2014, the total loan interest was $318,707, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project Phase II. The repayment of the loan is due and payable based on fixed milestone dates as follows:

	Repayment in USD	Repayment in RMB
February 10, 2016	4,621,285	30,000,000
August 20, 2016	1,540,429	10,000,000
Total	6,161,714	40,000,000

NOTE 5. OTHER LOANS

	December 31, 2015	September 30, 2015
Loan A (i)	$472,912	$954,883
Loan B (ii)	-	4,719,356
Loan C (iii)	26,060,283	15,731,186
	26,533,195	21,405,425
Less: current maturities of other loans	472,912	5,674,239
Other loans-long term portion	$26,060,283	$15,731,186

(i)	On April 9, 2014, the Company entered into a working capital finance agreement (the "Finance Agreement") with a local investment company in Hanzhong. The Finance Agreement has a one year term and a maximum principal amount of $15,404,286 (RMB 100,000,000) at a fixed interest rate of 10%. The loan is for working capital purpose and guaranteed by the Company’s Chairman and CEO. As of December 31, 2015, the Company borrowed $472,912 (September 30, 2015-$954,883). For the three months ended December 31, 2015, total interest was $17,878 (2014 - $382,810), which was capitalized in to the development cost of Liangzhou road project.

(ii)	On May 6, 2015, the Company entered into a credit agreement with a financial institution. On May 22, 2015, the Company borrowed $4,621,286 (RMB 30,000,000) at a fixed interest rate of 20% per year for a six months period and the rate may up-float 50% if the loan proceeds were not used for the intended borrowing purpose. The loan was for the construction of Oriental Pearl Garden real estate project and guaranteed by the Company’s Chairman and CEO and his wife. The loan has been repaid upon maturity. For the three months ended December 31, 2015 and 2014, the interest was $109,534 and $181,690, which was capitalized in to the development cost of Oriental Pearl Garden real estate project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. OTHER LOANS (continued)

(iii)	On June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $38,510,716 (RMB 250,000,000) long term loan at 4.245% interest to develop Liang Zhou Road Project. As of December 31, 2015, the Company utilized the loan of $26,060,283. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $49,362,519 as of December 31, 2015. For the three months ended December 31, 2015, total interest was $293,480 (2014- $Nil) which was capitalized in to the development cost of Liangzhou road project. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Part I
May 29, 2017	5,114,223	33,200,000
November 20, 2017	5,114,223	33,200,000
May 20, 2018	5,222,053	33,900,000
November 20, 2018	5,222,053	33,900,000
May 20, 2019	5,376,096	34,900,000
November 29, 2019	5,376,096	34,900,000
Part II
May 29, 2017	1,179,968	7,660,000
November 20, 2017	1,179,968	7,660,000
May 20, 2018	1,181,509	7,670,000
November 20, 2018	1,181,509	7,670,000
May 20, 2019	1,181,509	7,670,000
November 29, 2019	1,181,509	7,670,000
Total	38,510,716	250,000,000

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2015	September 30, 2015
Customer deposits by real estate projects

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$9,107,927	$7,832,619
Hanzhong City Oriental Pearl Garden	7,630,937	7,220,575
Liangzhou road and related projects	2,145,817	2,035,615
Yang County Palace	5,757,422	6,210,389
Yangzhou Pearl Garden Phase I and II	3,347,804	2,334,775
Total	27,989,907	25,633,973

Less Customer deposits -short-term	20,086,668	17,387,969
Customer deposits - long-term	$7,903,239	$8,246,004

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS (continued)

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of December 31, 2015 and September 30, 2015, approximately $1.7 million was guaranteed by the Company.

NOTE 7. RELATED PARTY LOANS

	December 31, 2015	September 30, 2015
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	839,534	-
Total	$2,649,534	$1,810,000

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan originally matured on July 19, 2014. The Company entered into the second amendment to the USD Loan Agreement to extend the term until July 31, 2016. The Company recorded interest of $18,100 for the three months ended December 31, 2015 (2014 -$18,100). The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2015 and September 30, 2015.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term at an interest rate of 5.5% as of December 31, 2015 and September 30, 2015. The Company recorded interest of $12,518 and $80,099 for the three months ended December 31, 2015 and 2014, respectively, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2015 and September 30, 2015.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of December 31, 2015 and September 30, 2015, 11% and 2.8% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:	Options granted in August 2015
Risk-free interest rate	0.95%
Expected life of the options	3 year
Expected volatility	143%
Expected dividend yield	0%
Fair value	$178,800

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

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2015	130,000	$1.93	2.71	$191,914
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2015	130,000	$1.93	2.46	$191,914
Exercisable, December 31, 2015	23,333	$2.10	1.60	$32,982

The Company recorded $14,900 and $Nil stock-based compensation expense for the three months ended December 31, 2015 and 2014, respectively. Since the average share price for the three months ended December 31, 2015 was below the exercise price of the above options, these options were anti-dilutive at December 31, 2015, and therefore would not be included in the diluted shares calculation.

NOTE 9. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2015, the Company had business sales tax payable of $13,079,051(September 30, 2015- $13,306,414), which is expected to be paid when the projects are completed and assessed by the local tax authority

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended December 31, 2015 and 2014, the Company’s income taxes were $135,796 and $235,061, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31,
	2015	2014
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	0.1	0.1
Net impact of exemption rendered by local tax authorities and other adjustments	(16.4)	(12.5)

Effective tax rate	8.7%	12.6%

Income tax expense for the three months ended December 31, 2015 and 2014 is summarized as follows:

	For the three months ended December 31,
	2015	2014
Current tax provision	$69,492	$11,258
Deferred tax provision	66,304	223,803

Income tax provision	$135,796	$235,061

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $434,000 and $401,000 as of December 31, 2015 and September 30, 2015, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2015 and September 30, 2015. The components of deferred taxes as of December 31, 2015 and September 30, 2015 consist of the following:

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

B) Corporate income taxes (“CIT”)

	December 31, 2015	September 30, 2015
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for parent company	$147,614	$136,394
Valuation allowance	(147,614)	(136,394)
Deferred tax asset-net	$-	$-

Deferred tax liability
Revenue recognized based on percentage of completion	$4,678,534	$4,711,161
Deferred tax liability- long term	$4,678,534	$4,711,161

The valuation allowance increased $11,220 and $6,154 for the three months end December 31, 2015 and 2014, respectively.

	For the three months ended December 31,
	2015	2014
Beginning Balance	$136,394	$110,089
Current period additions	11,220	6,154
Ending Balance	$147,614	$116,243

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at December 31, 2015, the outstanding LAT payable was $803,177 with respect to completed real estate properties sold up to December 31, 2015. As at September 30, 2015,  the outstanding LAT payable balance was $752,664 with respect to completed real estate properties sold up to September 30, 2015.

(D) Taxes payable consisted of the following:

	December 31, 2015	September 30, 2015

CIT	$774,189	$794,780
Business tax	13,079,051	13,306,414
Other tax and fees	1,677,302	1,729,692
Total taxes payable	$15,530,542	$15,830,886

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of December 31, 2015 and September 30, 2015, the amount of security deposit provided for these guarantees was approximately $1.7 million and $1.7 million respectively.

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of December 31, 2015 is as follows:

Twelve months ending December 31,	Minimum lease payment

2016	$27,958
Years after	-
Total minimum payments required	$27,958

For the three months ended December 31, 2015 and 2014, the rental expense was $6,455 and $6,109, respectively.

NOTE 11. SUBSEQUENT EVENT

On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Lender”) to borrow up to $12,323,428 (RMB 80 million) on development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Oriental Garden project was pledged for the loan and the lender has rights to monitor the project’s future cash flow

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2015, our sales, gross profit and net income were $5,856,607, $2,235,730 and $1,427,224, respectively, representing an approximate 44.6%, 22.1% and 12.2% decrease in sales, gross profit and net income from three months ended December 31, 2014, respectively. The decrease in sales, gross profit and net income was mainly resulted from less gross floor area (“GFA”) sold during this quarter. .

The Company uses the percentage of completion method to account for real estate sales residential projects with construction periods from 18 to 24 months. Total revenue recognized under the percentage of completion method for the three months ended December 31, 2015 was $2,652,178 (2014- $9,818,507), representing 45.3% (2014 -  92.9%) of total revenue for the quarter, with related costs of these real estate sales were $950,052 (2014 - $6,590,296), representing 29.6% (2014 - 93.8%) of the real estate costs in the quarter ended December 31, 2015. The gross profit from the percentage of completion method was $1,702,126 (2014 - $2,598,909), representing 76.1% (2014 - 90.6%) of the total gross profit for the quarter.

For the three months ended December 31, 2015, the average selling price (“ASP”) for our completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $350.1 per square meter, a decrease of 7% from the ASP of $374.8 per square meter for the three months ended December 31, 2014. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $608.7 per square meter, a 6% decrease from the ASP of $644.3 per square meter for the three months ended December 31, 2014. The decrease in ASP was mainly due to the fact that we lowered the selling price to promote the sales of remaining apartment units for the quarter ended December 31, 2015.

Market Outlook

Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is in the process of diversifying its revenue and developing more commercial and municipal projects.

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

Yangzhou Pearl Garden

The project included 5 high-rise residential buildings and 1 multi-layer residential building with total GFA of 67,653 square meters located in Yang County and the construction was completed in the last quarter of fiscal 2015. The related pre-sales licenses were obtained in February 2013.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2017. The Company has not obtained pre-sale license as of December 31, 2015.

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

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expects the road construction to be completed in 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of December 31, 2015, the actual costs incurred by the Company were $88,423,013 (September 30, 2015- $85,069,755) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. The Company received subsidies to offset against the development cost of Liangzhou Road Project. For the three months ended December 31, 2015 and 2014, the Company did not receive any government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively.

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $25.9 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2015 - 5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of December 31, 2015, the actual costs incurred by the Company was $2,410,155 which was included in real estate property under development.in the consolidated balance sheet. The local government is planning to expand the project, the Company will wait for the local government’s revised plan to estimate the delivery time.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of December 31, 2015, the local government was still in the process of assessing the budget for these projects.

For the three months ended December 31, 2015 and 2014, the Company received government’s subsidies in the amount of $3,234,900 and $Nil for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. Since the Company has not met the performance requirement, the Company included the subsidies received in the liability.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, income taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2015 and 2014, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have affected our net income and earnings per share.

RESULTS OF OPERATIONS

 Three Months Ended December 31, 2015 compared to Three Months Ended December 31, 2014

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2015	2014

Revenue recognized under full accrual method	$3,204,429	$747,180
Revenue recognized under percentage of completion method	2,652,178	9,818,507
Total	$5,856,607	$10,565,687

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2015		2014		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$2,354,950	73.5%	$153,444	20.5%	$2,201,506	1435%
Yangzhou Pearl Garden Phase I and II	849,479	26.5%	593,736	79.5%	255,743	43%

Total Real Estate Sales before Sales Tax	3,204,429	100%	747,180	100%	2,457,249	329%
Sales Tax	(178,599)		(41,248)		(137,351)	333%
Revenue net of sales tax	$3,025,830		$705,932		$2,319,898	329%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Since our Mingzhu Garden Phase II and Yangzhou Pearl Garden Phase II were completed by September 30, 2015, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for this quarter as compared to the same comparative period of 2014. For the completed real estate properties, we only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended December 31, 2015, which led to more GFA sold during the quarter than in the same period of 2014.

Revenues before sales tax increased by 329% to approximately $3.2 million for the three months ended December 31, 2015 from approximately $0.7 million for the same period last year. The total GFA sold during the three months ended December 31, 2015 was 6,295 square meters, representing a 246% increase from 1,822 square meters completed and sold for the three months ended December 2014.

Sales tax for the three months ended December 31, 2015 and 2014 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2015 and 2014 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended December 31, 2015 increased by 333% from the same period last year, primarily as a result of the increase in the reported revenue.

Revenue recognized from projects under development

		For the three months ended December 31, 2015
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	87%	$91,791,647	$2,652,178	$87,945,304

		For the three months ended December 31, 2014
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan – Phase II	355,321	90%	$65,654,302	$4,685,248	$62,823,186
Oriental Garden	273,693	81%	66,165,536	3,400,460	57,695,997
Real estate properties under development located in Yang County
Yangzhou Pearl Garden – Phase II	64,854	93%	17,799,809	$1,732,799	16,878,717
Total	693,868		$149,619,647	$9,818,507	$137,397,900

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2015 and 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2015 and 2014 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table. For Oriental Garden real estate property under development, total contract sales as of December 31, 2015 were $95,384,869 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of December 31, 2015 was 122,545 square meters (September 30, 2015 – 119,353). The average unit price was $778 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $91,791,647 for the three months ended December 31, 2015 (September 30, 2015 - $92,093,999).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2015		2014		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$223,006	6.9%	$396,650	5.6%	$(173,644)	(43.8)%
Construction cost	2,985,883	93.1%	6,629,156	94.4%	(3,643,273)	(55.0)%
Total cost	$3,208,889	100%	$7,025,806	100%	$(3,816,917)	(54.3)%

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

Cost of sales was approximately $3.2 million for the three months ended December 31, 2015 compared to $7.0 million for the three months ended December 31, 2014. The $3.8 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during the quarter ended December 31, 2015 under percentage of completion method which led to decreased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2015 were $223,006, as compared to $396,650 for the three months ended December 31, 2014, representing a decrease of $173,644 from the same quarter last year. The decrease was consistent with the fact that total GFA sold under percentage completion method in this quarter was lower than the same period of 2014. As a result, total revenue for the three months ended December 31, 2015 was less than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2015 were approximately $3.0 million as compared to approximately $6.6 million for the three months ended December 31, 2014, representing a decrease of $3.6 million. The decrease in construction cost was due to decrease in units sold under percentage of completion method during the quarter ended December 31, 2015.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2015 slightly decreased to 54.8% from 66.5% for the three months ended December 31, 2014, which was mainly attributable to decrease in the total GFA sold in current quarter, especially under the percentage of completion method

Gross Profit

Gross profit was approximately $2.2 million for the three months ended December 31, 2015 as compared to approximately $2.9 million for the three months ended December 31, 2014, representing a decrease of $0.6 million, which was mainly attributable to less revenue recognized in the current quarter. The overall gross profit as a percentage of real estate sales before sales tax slightly increased to 38.2% during the three months ended December 31, 2015 from 27.2% for the same quarter last year, mainly due to more commercial properties, instead of residential properties, sold in Oriental Garden project with higher margin in the first quarter fiscal 2016. During the first quarter of fiscal 2016, 62.9% of revenue recognized from Oriental Garden project were from sales of commercial properties, while only 0.8% of revenue recognized from Oriental Garden project were from sales of commercial properties in the same period of last year. Generally, the gross margins for sales of commercial properties in the Oriental Garden project ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2015		2014
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$717,654	30.5%	$1,765,197	36.5%
Oriental Garden	1,702,127	64.2%	1,172,402	34.5%
Yangzhou Pearl Garden Phase I and II	227,937	26.8%	602,282	25.9%
Sales Tax	(411,988)		(670,550)
Total Gross Profit	2,235,730	38.2%	2,869,331	27.2%
Total Real Estate Sales before Sales Tax	$5,856,607		$10,565,687

Operating Expenses

Total operating expenses decreased by 42.6% or $422,680 to $568,664 for the three months ended December 31, 2015 from $991,344 for the three months ended December 31, 2014 as a result of a significant decrease in selling expense of $285,013 and a 22.3% decrease in general and administration expenses of $137,667. The decrease in selling expenses for three months ended December 31, 2015 was primarily attributed to less sales commission paid to the sales representatives when total GFA sold decreased when revenue recognized under percentage of completion method decreased.

	For Three Months Ended December 31,
	2015	2014

Selling expenses	$90,153	$375,166
General and administrative expenses	478,511	616,178
Total operating expenses	$568,664	$991,344
Percentage of Real Estate Sales before Sales Tax	9.7%	9.4%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2015 and 2014.

PRC Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended December 31, 2015 were $135,796 compared to $235,061 for the three months ended December 31, 2014 as a result of the decrease in our revenue and taxable income.

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

Net Income

We reported net income of $1,427,224 for the three months ended December 31, 2015, as compared to net income of $1,625,990 for the three months ended December 31, 2014. The decrease of approximately $0.2 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $3.3 million and positive $0.2 million for the three months ended December 31, 2015 and 2014, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at December 31, 2015 were translated at 6.4917 RMB to 1.00 USD as compared to 6.1460 RMB to 1.00 USD at September 30, 2014. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2015 and 2014 were 6.3907 RMB and 6.1389 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

As of December 31, 2015, the Company had approximately $38.0 million in working capital, an increase of $3.7 million as compared to $34.3 million as of September 30, 2015. Our total cash and restricted cash balance were consistently maintained at approximately $2.9 million and $3.0 million as of December 31, 2015 and September 30, 2015, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during fiscal 2016. In addition, on June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $38,510,716 (RMB 250,000,000). It is a long term loan at 4.245% interest to develop Liang Zhou Road Project. As of December 31, 2015, the Company borrowed $26,060,283. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $49,362,519 as of December 31, 2015. Furthermore, On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $12,323,428 (RMB 80 million) for development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Oriental Garden project was pledged for the loan. The lender has rights to monitor the project’s future cash flow. We expect our cash collection will improve during fiscal 2016 and beyond.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2015	2014
Net cash used in operating activities	$(6,577,670)	$(6,638,765)
Net cash provided by financing activities	6,452,337	6,942,484
Effect of change of foreign exchange rate on cash	(25,769)	1,242
Net cash increase (decrease) in cash	(151,102)	304,961
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$1,182,817	$1,430,506

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2015 was $6.6 million, consisting of net income of $1.4 million, noncash adjustments of $0.1 million and net changes in our operating assets and liabilities, which mainly included an increase in the real estate under development of $7.1 million due to constructions on the Liangzhou road and related projects, payments of accounts payable of $8.5 million and increase in the other current assets of $1.3 million due to prepayment and deposits made to the suppliers, offset by the increase of other payables of $3.6 million, the increase in customer deposits of $2.9 million and the reduction of real estate property completed of $2.3 million. The cash outflows used in operating activities is mainly attributable to our increased spending on our real estate properties under development.

Net cash used in operating activities during the three months ended December 31, 2014 was $6.6 million, consisting of net income of $1.6 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included an increase in billings in excess of cost and earnings of $1.2 million resulted from using the percentage of completion method of revenue recognition, offset by payments for in accounts payable of $10.1 million due to our sub-contractors and suppliers and a decrease in customer deposits of $1.9 million due to slow season for the presales. The negative cash provided by operating activities is mainly attributable to our significant spending on our real estate properties under development.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $6.5 million for the three months ended December 31, 2015, which included a loan from a financial institution approximately $10.8 million and $0.9 million of shareholder loans from our principle shareholder, offset by the repayment of other loans of $5.2 million.

Net cash flows provided by financing activities amounted to approximately $6.9 million for the three months ended December 31, 2014, which included a loan from a financial institution of approximately $4.9 million and $2.1 million of shareholder loans from our principle shareholder.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our SEC reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engaging a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyzing the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Providing more U.S. GAAP knowledge and SEC reporting requirement training for the internal audit department and establishing formal policies and procedures in internal audit function

•	Reinforcing the procedures to ensure appropriate management level’s approval on offering sales discount and ensuring sufficient review on the monthly tax return reconciliations.

•	Implementing an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance to ensure that established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 5, 2016	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer