Form 10-Q
period 2016-03-31
CHINA HGS REAL ESTATE INC.
filed 2016-05-10
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

[PAGE NUMBERS NEED TO BE UPDATED UPON COMPLETION]

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2016	2015
ASSETS
Current assets:
Cash	$1,645,683	$1,333,919
Restricted cash	1,754,899	1,715,268
Cost and earnings in excess of billings	10,776,949	11,825,036
Real estate property development completed	70,037,049	75,391,512
Real estate property under development	54,500,779	55,154,153
Other current assets	2,589,958	228,223

Total current assets	141,305,317	145,648,111

Property, plant and equipment, net	728,832	780,038
Real estate property development completed, net of current portion	1,953,991	2,140,271
Security deposits for land use right	3,101,064	3,146,237
Real estate property under development, net of current portion	162,980,474	143,660,781
Due from local government for real estate property development completed	3,020,993	3,065,000

Total Assets	$313,090,671	$298,440,438
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan	$1,550,532	$6,292,474
Other loans	-	5,674,239
Accounts payable	27,463,408	41,501,682
Other payables	13,211,084	12,676,362
Construction deposits	1,510,987	1,959,706
Billings in excess of cost and earnings	2,293,100	3,315,302
Customer deposits	22,113,775	17,387,969
Shareholder loan	2,296,867	1,810,000
Accrued expenses	4,351,823	4,855,891
Taxes payable	16,047,250	15,830,886

Total current liabilities	90,838,826	111,304,511
Deferred tax liabilities	4,798,516	4,711,161
Customer deposits, net of current portion	9,259,448	8,246,004
Other loans, less current portion	49,334,131	15,731,186
Construction deposits, net of current portion	912,119	972,432

Total liabilities	155,143,040	140,965,294
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2016 and September 30, 2015	45,050	45,050
Additional paid-in capital	17,794,116	17,764,316
Statutory surplus	16,439,333	16,439,333
Retained earnings	122,395,463	119,668,198
Accumulated other comprehensive income	1,273,669	3,558,247
Total stockholders' equity	157,947,631	157,475,144

Total Liabilities and Stockholders' Equity	$313,090,671	$298,440,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Real estate sales	$6,851,859	$23,558,742	$12,708,466	$34,124,429
Less: Sales tax	(481,325)	(1,566,839)	(893,313)	(2,237,389)
Cost of real estate sales	(4,128,020)	(11,330,140)	(7,336,909)	(18,355,946)
Gross profit	2,242,514	10,661,763	4,478,244	13,531,094

Operating expenses
Selling and distribution expenses	126,026	217,976	216,179	593,142
General and administrative expenses	580,851	593,348	1,059,362	1,209,526
Total operating expenses	706,877	811,324	1,275,541	1,802,668

Operating income	1,535,637	9,850,439	3,202,703	11,728,426

Interest income	-	3,276	-	4,440
Interest expense	(69,094)	(18,100)	(173,140)	(36,200)
Income before income taxes	1,466,543	9,835,615	3,029,563	11,696,666

Provision for income taxes	166,502	565,514	302,298	800,575
Net income	1,300,041	9,270,101	2,727,265	10,896,091

Other comprehensive income (loss)
Foreign currency translation adjustment	1,054,539	593,266	(2,284,578)	780,027

Comprehensive income	$2,354,580	$9,863,367	$442,687	$11,676,118

Basic and diluted income per common share
Basic and diluted	$0.03	$ 0. 21	$0.06	$0.24

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,120,699	45,050,000	45,120,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$2,727,265	$10,896,091
Adjustments to reconcile net income to net cash providing by (used in) operating activities:
Deferred tax provision	154,618	734,407
Stock based compensation	29,800	-
Depreciation	39,909	42,012
Changes in assets and liabilities:
Due from local government for real estate property development completed	-	814,120
Advances to vendors	(22,979)	(65,130)
Cost and earnings in excess of billings	876,158	1,299,070
Real estate property development completed	4,416,727	1,675,022
Real estate property under development	(21,468,295)	801,585
Other current assets	(2,336,254)	1,176,152
Accounts payables	(13,409,544)	(17,215,394)
Other payables	714,978	547,901
Billings in excess of cost and earnings	(972,219)	2,985,006
Customer deposits	6,092,375	(890,271)
Construction deposits	(465,792)	(9,832)
Accrued expenses	(437,604)	767,099
Taxes payable	442,578	1,004,726
Net cash (used in) providing by operating activities	(23,618,279)	4,562,564

Cash flow from financing activities
Restricted cash	(64,102)	(30,168)
Proceeds from shareholder loan	842,975	5,856,780
Repayment of shareholder loan	(357,298)	-
Repayment of bank loans	(4,640,228)	(6,512,961)
Proceeds from other loans	33,746,140	4,884,721
Repayment of other loans	(5,579,101)	(8,873,910)
Net cash provided by (used in) financing activities	23,948,386	(4,675,538)

Effect of changes of foreign exchange rate on cash	(18,343)	5,884
Net increase (decrease) in cash	311,764	(107,090)
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$1,645,683	$1,018,455
Supplemental disclosures of cash flow information:
Interest paid	$961,149	$1,056,229
Income taxes paid	$162,762	$72,089

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 18, 2015.

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

	For six months ended March 31,		September 30,
	2016	2015	2015
Period end RMB : USD exchange rate	6.4494	6.1206	6.3568
Six months average RMB : USD exchange rate	6.4652	6.1416	6.1653

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2016, the total interest capitalized in the real estate property development was $442,788 and $874,936, respectively. For the three and six months ended March 31, 2015, the total interest capitalized in the real estate property under development was $1,005,007 and $1,968,313.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2016 and 2015.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and six months periods ended March 31, 2016 and 2015, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2016 and September 30, 2015.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, Chinese entities’ income tax returns filed in China for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are subject to examination by the Chinese taxing authorities.

As of March 31, 2016, the tax years ended September 30, 2007 through December 31, 2015 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2011 through December 31, 2015 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three and six months ended March 31, 2016 and 2015 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and six months ended March 31, 2016, the Company recorded advertising expenses of $22,949 and $43,416, respectively (2015 - $65,313 and $154,043).

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended March 31, 2016, two suppliers accounted for over 43% and 16% of the Company’s total project expenditures, respectively. For the three months ended March 31, 2015, three suppliers accounted for 25%, 17% and 12% of project expenditures. For the six months ended March 31, 2016, two suppliers accounted for 55% and 12% of the Company’s the project expenditures. For the six months ended March 31, 2015, two suppliers accounted for 18% and 16% of the Company’s project expenditures, respectively.

Reclassification

Restricted cash in 2015 cash flows have been reclassified as cash flow from financing activities to conform to the current period presentation. This reclassification has no effect on the accompanying condensed consolidated cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Development completed
Hanzhong City Mingzhu Garden Phase I	$1,073,655	$1,146,277
Hanzhong City Mingzhu Garden Phase II	61,659,416	66,070,589
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,418,592	1,439,257
Yang County Yangzhou Pearl Garden Phase I	3,050534	3,419,273
Yang County Yangzhou Pearl Garden Phase II	4,788,843	5,456,387
Real estate property development completed	71,991,040	77,531,783
Less: Real estate property completed –short-term	70,037,049	75,391,512
Real estate property completed –long-term	$1,953,991	$2,140,271
Under development:
Hanzhong City Oriental Pearl Garden (a)	$54,500,799	$55,154,153
Yang County Yangzhou Palace	61,429,290	47,843,166
Hanzhong City Shijin Project	7,510,424	7,619,829
Hanzhong City Liangzhou Road and related projects (b)	90,906,456	85,069,755
Hanzhong City Hanfeng Beiyuan East (c)	579,550	587,993
Hanzhong City Beidajie (e)	77,604	78,735
Yang County East 2nd Ring Road (d)	2,477,130	2,461,303
Real estate property under development	217,481,253	198,814,934
Less: Short-term portion	54,500,779	55,154,153
Real estate property under development –long-term	$162,980,474	$143,660,781

(a)	The Company recognized $1,970,130 and $2,920,181 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2016 (2015 - $4,391,364 and $6,619,422). The Company was in the process of finalizing landscaping and underground structure and expected to complete the construction before September 30, 2016.

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in late 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

As of March 31, 2016, the actual costs incurred by the Company were $90,906,456 (September 30, 2015- $85,069,755) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of March 31, 2016, the Company was in discussion with the local government to finalize the budget for the project.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 kilometers and a budgeted price of approximately $26.1 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2016 -5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by late 2016 or early 2017.

(e)	For the three and six months ended March 31, 2016, the Company received government’s subsidies in the amount of $Nil and $3,256,029 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. For the three and six months ended March 31, 2015, the Company did not receive related government subsidies. Since the Company has not met the performance requirement, the Company included the subsidies received in the liability.

As of March 31, 2016 and September 30, 2015, land use rights included in real estate property under development totaled $38,734,372 and $39,929,072, respectively.

NOTE 4. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for a working capital loan (the “Loan”). The Loan has a three-year term in the principal amount of $23,257,977 (RMB150,000,000) at an interest rate 5.5% at March 31, 2016 which is 0.5% over the benchmark interest rate of 5.0% and is adjustable every twelve months from the date of the loan. The loan is for the development of the Company’s Mingzhu Beiyuan project.

The Company pledged its real estate properties in the Mingzhu Beiyuan project (Phase II) with carrying value of $61,659,416 as of March 31, 2016 (September 30, 2015 - $66,070,589). The Loan is also subject to certain covenants including current ratio of not less than 2 and quick ratio of not less than 0.8. The bank treated all the Company’s real estate property including real estate property completed and real estate property under development as current assets. Based on the fact that the Company made timely repayments as required in the loan agreement during fiscal 2015 and 2016 and Mingzhu Beiyuan achieved good presale status, the bank waived both current ratio and quick ratio requirement under the loan agreement. The balance of loan is due on August 20, 2016.

	March 31, 2016	September 30, 2015
China Construction Bank Loan	$1,550,532	$6,292,474

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. BANK LOAN (continued)

The average interest rate of the loan was 5.5% as of March 31, 2016 and September 30, 2015. For the three and six months ended March 31, 2016, total loan interest was $49,345 and $132,408, which was included in the interest expense for the period, because the project has been completed by September 30, 2015. For the three and six months ended March 31, 2015, the total loan interest was $49,345 and $132,408, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project Phase II.

NOTE 5. OTHER LOANS

	March 31, 2016	September 30, 2015
Loan A (i)	$-	$954,883
Loan B (ii)	-	4,719,356
Loan C (iii)	36,929,876	15,731,186
Loan D (iv)	12,404,255	-
	49,334,131	21,405,425
Less: current maturities of other loans	-	5,674,239
Other loans-long term portion	$49,334,131	$15,731,186

(i)	A working capital finance agreement with a local investment company in Hanzhong was fully repaid in fiscal 2016. For the three and six months ended March 31, 2016, total interest was $5,729 and $23,607 (2015 - $333,464 and $716,274) respectively, which was capitalized in to the development cost of Liangzhou road project.

(ii)	A credit agreement with a financial institution was fully repaid in fiscal 2016. For the three and six months ended March 31, 2016, the interest was $Nil and $108,272 (2015 - $268,790 and $450,480), respectively, which was capitalized in to the development cost of Oriental Pearl Garden real estate project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. OTHER LOANS (continued)

(iii)	On June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $38,763,296 (RMB 250,000,000) long term loan at 4.245% interest to develop Liang Zhou Road Project. As of March 31, 2016, the Company borrowed $36,929,876 from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $61,429,290 as of March 31, 2016. For the three and six months ended March 31, 2016, total interest was $359,405 and $652,885 (2015- $Nil) respectively, which was capitalized in to the development cost of Liangzhou road project. The loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Part I
May 29, 2017	3,314,346	21,375,542
November 20, 2017	5,147,766	33,200,000
May 20, 2018	5,256,303	33,900,000
November 20, 2018	5,256,303	33,900,000
May 20, 2019	5,411,356	34,900,000
November 29, 2019	5,411,356	34,900,000
Part II
May 29, 2017	1,187,707	7,660,000
November 20, 2017	1,187,707	7,660,000
May 20, 2018	1,187,258	7,670,000
November 20, 2018	1,187,258	7,670,000
May 20, 2019	1,187,258	7,670,000
November 29, 2019	1,187,258	7,670,000
Total	36.929,876	238,175,542

(iv)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $12,404,255 million (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at is 3.575% and is due in January 2019. Our major shareholder pledged his assets for the loan. As of March 31, 2016, the Company received full proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three and six months ended March 31, 2016, total interest was $67,584 (2015- $Nil) respectively, which was capitalized in to the development cost of Oriental Garden project. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	3,101,065	20,000,000
Earlier of October 2018 or 70% sales completed	4,651,595	30,000,000
Earlier of January 2019 or 75% sales completed	4,651,595	30,000,000
Total	12,404,255	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2016	September 30, 2015
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$10,016,585	$7,832,619
Hanzhong City Oriental Pearl Garden	8,549,160	7,220,575
Liangzhou road and related projects	2,572,332	2,035,615
Yang County Palace	6,687,116	6,210,389
Yangzhou Pearl Garden Phase I and II	3,548,030	2,334,775
Total	31,373,223	25,633,973

Less Customer deposits -short-term	22,113,775	17,387,969
Customer deposits - long-term	$9,259,448	$8,246,004

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of March 31, 2016 and September 30, 2015, approximately $1.8 million and $1.7 million was guaranteed by the Company, respectively.

NOTE 7. RELATED PARTY LOANS

	March 31, 2016	September 30, 2015
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	486,867	-
Total	$2,296,867	$1,810,000

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The loan is due on July 31, 2016. The Company recorded interest of $18,100 and $36,200 for the three and six months ended March 31, 2016 (2015 -$18,100 and $36,200). The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2016 and September 30, 2015.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed with a new expiration date of March 31, 2017, with at an interest rate of 5.5% as of March 31, 2016 and September 30, 2015. The Company recorded interest of $10,070 and $22,588 for the three and six months ended March 31, 2016 (2015 - $115,132 and $195,231), respectively, which is capitalized in the development cost of Liangzhou road project. The Company has not paid this interest and it is recorded in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2016 and September 30, 2015.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of March 31, 2016 and September 30, 2015, 19.4% and 2.8% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate intrinsic value
Outstanding, September 30, 2015	130,000	$1.93	2.71	$-
Granted	-	-	-	-
Forfeited	(10,000)	1.31	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2016	120,000	$1.89	2.39	$-
Exercisable, March 31, 2016	23,333	$1.89	2.39	$-

The Company recorded $14,900 and $29,800 stock-based compensation expense for the three and six months ended March 31, 2016 (2015 - $Nil), respectively. Since the average share price for the three and six months ended March 31, 2016 was below the exercise price of the above options, these options were anti-dilutive at March 31, 2016 and therefore would not be included in the diluted shares calculation.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2016, the Company had business sales tax payable of $13,561,559 (September 30, 2015- $13,306,414), which is expected to be paid when the projects are completed and assessed by the local tax authority

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and six months ended March 31, 2016 the Company’s income taxes were $166,502 and $302,298 (2015 - $565,514 and $800,575), respectively.

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

Income tax expense for the three and six months ended March 31, 2016 and 2015 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Current tax provision	$78,188	$54,910	$147,680	$66,168
Deferred tax provision	88,314	510,604	154,618	734,407
Income tax provision	$166,502	$565,514	$302,298	$800,575

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $467,000 and $401,000 as of March 31, 2016 and September 30, 2015, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2016 and September 30, 2015. The components of deferred taxes as of March 31, 2016 and September 30, 2015 consist of the following:

	March 31, 2016	September 30, 2015
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for U.S. parent company	$158,834	$136,394
Valuation allowance	(158,834)	(136,394)
Deferred tax asset-net	$-	$-

Deferred tax liability
Revenue recognized based on percentage of completion	$4,798,516	$4,711,161
Deferred tax liability- long term	$4,798,516	$4,711,161

The valuation allowance increased $11,220 and $22,440 for the three and six months ended March 31, 2016 (2015 -$6,154 and $12,308), respectively.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Beginning Balance	$147,614	$116,243	$136,394	$110,089
Current period additions	11,220	6,154	22,440	12,308
Ending Balance	$158,834	$122,397	$158,834	$122,397

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at March 31, 2016, the outstanding LAT payable was $882,874 with respect to completed real estate properties sold up to March 31, 2016. As at September 30, 2015,  the outstanding LAT payable balance was $752,664 with respect to completed real estate properties sold up to September 30, 2015.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2016	September 30, 2015

CIT	$768,250	$794,780
Business tax	13,561,559	13,306,414
Other tax and fees	1,717,441	1,729,692
Total taxes payable	$16,047,250	$15,830,886

NOTE 10. COMMITMENTS AND CONTINGENCY

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of March 31, 2016 and September 30, 2015, the amount of security deposit provided for these guarantees was approximately $1.8 million and $1.7 million respectively.

Total operating lease commitments for rental of office of the Company’s PRC subsidiaries as of March 31, 2016 is as follows:

Twelve months ending March 31,	Minimum lease payment

2017	$21,836
Years after	-
Total minimum payments required	$21,836

For the three and six months ended March 31, 2016, the rental expense was $6,306 and $12,760 (2015 -$6,740 and $13,479), respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and six months ended March 31, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2016, our sales, gross profit and net income were $12,708,466, $4,478,244 and $2,715,265, respectively, representing an approximate 62.8%, 66.9% and 75.0% decrease in sales, gross profit and net income from six months ended March 31, 2015, respectively. The decreases mainly resulted from a slowdown of contracted sales achieved in the first half of fiscal 2016. Since the construction of our real estate property under developments for our Oriental Pearl Garden has not been completed and other under development projects are not available for sales due to sales permits have not been obtained, we realized decreased contract sales for revenue recognized under the percentage of completion method for the three and six months ended March 31, 2016. On the other hand, we strengthened the sales promotion and efforts to sell completed units in order to consume the large inventory balance carried from prior year.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for the first six months ended March 31, 2016 was $6,184,724 (2015- $30,692,416), representing 48.7% (2015 – 89.9%) of total revenue for the period, with related costs of these real estate sales was $2,920,181 (2015 - $16,680,924), representing 39.8% (2015 – 90.9%) of the real estate costs in the period. The gross profit from the percentage of completion method was $2,754,749 (2015 - $12,011,904), representing 61.5% (2014 – 88.8%) of the total gross profit for the quarter.

For the first six months ended March 31, 2016, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $347.1 per square meter, a decrease of 30.3% from the ASP of $497.8 per square meter for the six months ended March 31, 2015. The higher ASP in the same period of last year was due to more commercial units with higher selling price sold. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $587.7 per square meter, a 2.4% decrease from the ASP of $601.9 per square meter for the six months ended March 31, 2015.

Market Outlook

In early 2016, China’s central bank cut the minimum mortgage down payment for first-time buyers from 25% to 20%, allowed people to buy multiple homes, provided a further incentive for rural-urban migration and granted real estate developer access to China’s onshore bond markets.  These policies aim to resolve the housing inventory problem and may lead to strong real estate sales in 2016.

Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is in the process of diversifying its revenue and developing more commercial and municipal projects. The Company plan to build a commercial plaza, consisting shopping mall, apartment and office buildings well as hotels in the Liangzhou road area. The Company is in the process of finalizing the planning of this project as of March 31, 2016. The construction of this project will anticipate to start in the end of 2016 or beginning of 2017, but could be delayed due to the relocation of existing residences in the Liangzhou Road area, which is currently handling by local government. These new project initiatives will support the Company’s growth in the long run.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 273,787 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in November 2013. The Company was in the process of finalizing landscaping and underground structure and expected to complete the construction before September 30, 2016. Meantime, the Company is planning to build an extension Phase (or Phase II) of Oriental Garden project. The construction of Phase II of Oriental Garden project is estimated to start in the end of 2016.

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

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2017. The Company has not obtained pre-sale license as of March 31, 2016.

Road Construction

Liangzhou Road and related project

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

As of March 31, 2016, the actual costs incurred by the Company were $90,906,456 (September 30, 2015 - $85,069,755) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively.

Other road constructions

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $26.1 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2016 -5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by late 2016 or beginning of 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of March 31, 2016, the Company was in discussion with the local government to finalize the budget for the project.

For the three and six months ended March 31, 2016, the Company received government’s subsidies in the amount of $Nil and $3,256,029 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. For the three and six months ended March 31, 2015, the Company did not receive related government subsidies. Since the Company has not met the performance requirement, the Company recorded the subsidies received as deferred income until certain requirement are met before recognizing these subsidies as income.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have affected our net income and earnings per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2016	2015

Revenue recognized under full accrual method	$3,319,313	$2,684,833
Revenue recognized under percentage of completion method	3,532,546	20,873,909
Total	$6,851,859	$23,558,742

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$2,935,740	88.4%	$559,744	20.9%	$2,375,996	424.5%
Yangzhou Pearl Garden	383,573	11.6%	976,854	36.4%	(593,281)	(60.7)%
NanDajie (Mingzhu Xinju)	-	-	171,291	6.3%	(171,291)	(100)%
Mingping	-	-	976,944	36.4%	(976,944)	(100)%
Total Real Estate Sales before Sales Tax	3,319,313	100%	2,684,833	100%	634,480	23.6%
Sales Tax	(204,920)		(196,553)		(8,367)	4.3%
Revenue net of sales tax	$3,114,393		$2,488,280		$626,113	25.2%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were consistent from the same period of last year. Revenues before sales tax increased by 23.6% to approximately $3.3 million for the three months ended March 31, 2016 from approximately $2.7 million for the same period last year. The total GFA sold during the three months ended March 31, 2016 was 6,295 square meters. The total GFA sold during the three months ended March 31, 2015 was 1,801 square meters, the GFA sold increased by 4,494 square meters. For the completed real estate properties, we only have limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended March 31, 2016, which led to more GFA sold during the quarter than in the same period of 2015.

Sales tax for the three months ended March 31, 2016 and 2015 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended March 31, 2016 increased by 4.3% from the same period last year, primarily as a result of the increase in our revenue.

Revenue recognized under percentage completion method

		For the three months ended March 31, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	90%	$92,153,399	$3,532,546	$87,521,374

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the three months ended March 31, 2015
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(1)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	90%	$73,876,029	$8,348,171	$71,145,798
Oriental Garden	273,693	82%	78,226,682	11,626,305	69,298,432
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,582,514	899,433	17,771,492
Total	$693,868		$170,685,225	$20,873,909	$158,215,722

(1)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table. For Oriental Garden real estate property under development, total contract sales as of March 31, 2016 were $95,740,912 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of March 31, 2016 was 124,741 square meters (September 30, 2015 – 119,353). The average unit price under contract sales was $767.5 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $92,153,399 for the three months ended March 31, 2016 (September 30, 2015 - $92,093,999).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2016		2015		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$302,459	7.3%	$557,004	4.9%	$(254,545)	(45.7%)
Construction cost	3,825,561	92.7%	10,773,136	95.1%	(6,947,575)	(64.5%)
Total cost	$4,128,020	100%	$11,330,140	100%	$(7,202,120)	(63.6%)

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

Cost of sales was approximately $4.1 million for the three months ended March 31, 2016 compared to $11.3 million for the three months ended March 31, 2015. The $7.2 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during the quarter ended March 31, 2016 under percentage of completion method which led to decreased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2016 were approximately $0.3 million, as compared to $0.6 million for the three months ended March 31, 2015, representing a decrease of approximately $0.3 from the same quarter last year. The decrease was consistent with the fact that total GFA sold under percentage completion method in this quarter was lower than the same period of 2015. As a result, total revenue for the three months ended March 31, 2016 was less than the same quarter of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2016 were approximately $3.8 million as compared to approximately $10.8 million for the three months ended March 31, 2015, representing a decrease of $6.9 million. The decrease in construction cost was due to decrease in units sold under percentage of completion method during the quarter ended March 31, 2016.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2016 increased to 60.2% from 48.1% for the three months ended March 31, 2015, which was mainly attributable to the fact the Company sold lots parking space and certain commercial units during the three months ended March 31, 2015 with higher margins.

Gross Profit

Gross profit was approximately $2.2 million for the three months ended March 31, 2016 as compared to approximately $10.7 million for the three months ended March 31, 2015, representing a decrease of $8.5 million, which was mainly attributable to decreased revenue recognized under the percentage of completion method in the current quarter. The overall gross profit as a percentage of real estate sales before sales tax decreased to 32.7% during the three months ended March 31, 2016 from 45.3% for the same quarter last year, mainly due to higher margin parking space and commercial units sold during the three months ended March 31, 2015. During the quarter ended March 31, 2016, only 16.7% of revenue were from sales of commercial properties and parking lots, while 51.2% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%. In addition, the Company adopted more flexible selling price on the residential units in the Mingzhu Garden project and Yangzhou Pearl Garden project, the lower selling price also resulted in a decrease in the gross margin. The overall decrease in gross profit margin for the three months ended March 31, 2016 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2016		2015
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,062,939	36.2%	$3,836,779	43.1%
Oriental Garden	1,562,416	44.2%	7,234,941	62.2%
Yangzhou Pearl Garden	98,484	25.7%	777,925	41.4%
NanDajie (Mingzhu Xinju)	-	-	51,668	30.2%
Mingping	-	-	327,289	33.5%
Sales Tax	(481,325)		(1,566,839)
Total Gross Profit	2,242,514	32.7%	10,661,763	45.3%
Total Real Estate Sales before Sales Tax	$6,851,859		$23,558,742

Operating Expenses

Total operating expenses decreased by 12.9% or $104,447 to $706,877 for the three months ended March 31, 2016 from $811,324 for the three months ended March 31, 2015 as a result of a decrease in selling expense of $91,950 and a 2.1% decrease in general and administration expenses.

The decrease in selling expenses for three months ended March 31, 2016 was primarily attributed to decrease of commission paid to salesforce and marketing activities.

	For Three Months Ended March 31,
	2016	2015

Selling expenses	$126,026	$217,976
General and administrative expenses	580,851	593,348
Total operating expenses	$706,877	$811,324
Percentage of Real Estate Sales before Sales Tax	10.3%	3.4%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2016 and 2015.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended March 31, 2016 were $166,502 compared to $565,514 for the three months ended March 31, 2015 as a result of the decrease in our revenue.

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

Net Income

We reported net income of $1,300,041 for the three months ended March 31, 2016, as compared to net income of $9,270,101 for the three months ended March 31, 2015. The decrease of $8.0 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $1,054,539 and $593,266 for the three months ended March 31, 2016 and 2015, respectively.  The balance sheet amounts with the exception of equity at March 31, 2016 were translated at 6.4494 RMB to 1.00 USD as compared to 6.3568 RMB to 1.00 USD at September 30, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2016 and 2015 were 6.4652 RMB and 6.1416 RMB, respectively.

Six Months Ended March 31, 2016 compared to Six Months Ended March 31, 2015

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2016	2015

Revenue recognized under full accrual method	$6,523,742	$3,432,013
Revenue recognized under percentage of completion method	6,184,724	30,692,416
Total	$12,708,466	$34,124,429

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$5,290,690	81.1%	$713,188	20.8%	$(4,577,502)	641.8%
Yangzhou Pearl Garden	1,233,052	18.9%	1,570,590	45.8%	(337,538)	(21.5)%
NanDajie (Mingzhu Xinju)	-	-	171,291	5.0%	(171,291)	(100)%
MinPing	-	-	976,944	28.4%	(976,944)	(100)%
Total Real Estate Sales before Sales Tax	6,523,742	100%	3,432,013	100%	3,091,729	90.1%
Sales Tax	(383,519)		(237,801)		145,718	61.3%
Revenue net of sales tax	$6,140,223		$3,194,212		$2,946,011	92.2%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects almost doubled from the sales in the same period of last year. Revenues before sales tax increased by 90.1% to approximately $6.5 million for the six months ended March 31, 2016 from approximately $3.4 million for the same period last year. The total GFA sold during the six months ended March 31, 2016 was 12,555 square meters. The total GFA sold during the six months ended March 31, 2015 was 3,588 square meters. For the completed real estate properties, we only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the six months ended March 31, 2016, which led to more GFA sold during the six months ended March 31, 2016 than in the same period of 2015.

Sales tax for the six months ended March 31, 2016 and 2016 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended March 31, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the six months ended March 31, 2016 increased by 61.3% from the same period last year, primarily as a result of the increase in our revenue.

Revenue recognized under percentage completion method

		For the six months ended March 31, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	90%	$92,153,399	$6,184,724	$87,521,374

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the six months ended March 31, 2015
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	90%	$73,876,029	$13,033,419	$71,145,798
Oriental Garden	273,693	82%	78,226,682	15,026,765	69,298,432
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,582,514	2,632,232	17,771,492
Total	693,868		$170,685,225	$30,692,416	$158,215,722

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table. For Oriental Garden real estate property under development, total contract sales as of March 31, 2016 were $95,740,912 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of March 31, 2016 was 124,741 square meters (September 30, 2015 – 119,353). The average unit price under contract sales was $767.5 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $92,153,399 for the three months ended March 31, 2016 (September 30, 2015 - $92,093,999).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2016		2015		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$525,466	7.2%	$953,651	5.2%	$(428,185)	(44.9%)
Construction cost	6,811,443	92.8%	17,402,295	94.8%	(10,590,852)	(60.9%)
Total cost	$7,336,909	100%	$18,355,946	100%	$(11,019,037)	(60.0%)

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

Cost of sales was approximately $7.3 million for the six months ended March 31, 2016 compared to $18.4 million for the six months ended March 31, 2015. The $11.0 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during the six months ended March 31, 2016 under percentage of completion method which led to decreased revenue and cost of sales during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2016 were approximately $0.5 million, as compared to $1.0 million for the six months ended March 31, 2015, representing a decrease of $0.5 million from the same period last year. The decrease was consistent with the fact that total GFA sold under percentage completion method for the six months ended March 31, 2016 was lower than the same period of 2015. .

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2016 were approximately $6.8 million as compared to approximately $17.4 million for the six months ended March 31, 2015, representing a decrease of $10.6 million. The decrease in construction cost was due to decrease in units sold under percentage of completion method during the six months ended March 31, 2016

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2015 slightly increased to 57.7% from 53.8% for the six months ended March 31, 2015, which was mainly attributable to the fact the Company sold more parking space and certain commercial units with higher margin in the same period of last year.

Gross Profit

Gross profit was approximately $4.5 million for the six months ended March 31, 2016 as compared to approximately $13.5 million for the six months ended March 31, 2015, representing a decrease of $9.0 million, which was mainly attributable to less revenue recognized in the current period. The overall gross profit as a percentage of real estate sales before sales tax decreased to 35.2% during the six months ended March 31, 2016 from 39.7% for the same period last year, mainly due to the Company sold more parking space and certain commercial units with higher margin in the same period of last year. During the six months ended March 31, 2016, only 22.2% of revenue were from sales of commercial properties and parking lots, while 34.5% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%. In addition, the Company adopted more flexible selling price on the residential units in the Mingzhu Garden project and Yangzhou Pearl Garden project, the lower selling price also resulted in a decrease in the gross margin. The overall decrease in gross profit margin for the six months ended March 31, 2016 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2016		2015
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,780,593	33.7%	$5,601,975	40.8%
Oriental Garden	3,264,542	52.8%	8,407,343	55.9%
Yangzhou Pearl Garden	326,422	26.5%	1,380,207	32.8%
NanDajie	-	-	51,669	30.2%
MingPing	-	-	327,289	33.5%
Sales Tax	(893,313)		(2,237,389)
Total Gross Profit	4,478,244	35.2%	13,531,094	39.7%
Total Real Estate Sales before Sales Tax	$12,708,466		$34,124,429

Operating Expenses

Total operating expenses decreased by 29.2% or $527,127 to $1,275,541 for the six months ended March 31, 2016 from $1,802,668 for the six months ended March 31, 2015 as a result of a significant decrease in selling expense of $376,963 and a 12.4% decrease in general and administration expenses of $150,164

The decrease in selling expenses for six months ended March 31, 2016 was primarily attributed to decrease of commission paid to salesforce and marketing activities. The decrease in general administration expense for the six months ended March 31, 2016 was attributed to the Company paid a higher consulting fee paid on real estate property assessments in the same period of last year.

	For Six Months Ended March 31,
	2016	2015

Selling expenses	$216,179	$593,142
General and administrative expenses	1,059,362	1,209,526
Total operating expenses	$1,275,541	$1,802,668
Percentage of Real Estate Sales before Sales Tax	10.0%	5.3%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2016 and 2015.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the six months ended March 31, 2016 were $302,298 compared to $800,575 for the six months ended March 31, 2015 as a result of the decrease in our revenue.

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

Net Income

We reported net income of approximately $2.7 million for the six months ended March 31, 2016, as compared to net income of approximately $10.9 for the six months ended March 31, 2015. The decrease of $8.2 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $2,284,578 and $780,027 for the six months ended March 31, 2016 and 2015, respectively.  The balance sheet amounts with the exception of equity at March 31, 2016 were translated at 6.4494 RMB to 1.00 USD as compared to 6.3568 RMB to 1.00 USD at September 30, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2016 and 2015 were 6.4652 RMB and 6.1416 RMB, respectively.

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

As of March 31, 2016, the Company had approximately $50.5 million in working capital, an increase of $16.2 million as compared to $34.3 million as of September 30, 2015. Our total cash and restricted cash balance were consistently maintained at approximately $3.4 million and $3.0 million as of March 31, 2016 and September 30, 2015, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming period. In addition, on June 26, 2015, the Company signed an agreement with Hanzhong Urban Construction Investment Development Co., Ltd., a state owned Company, to borrow up to $38,763,296 (RMB 250,000,000). It is a long term loan at 4.245% interest to develop Liang Zhou Road Project. As of March 31, 2016, the Company borrowed $36,929,876. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $61,429,290 as of March 31, 2016. Furthermore, On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $12,404,255 (RMB 80,000,000) for development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder pledged his assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. In addition, we expect our cash collection from sales of completed units and pre-sale will continue to improve during fiscal 2016 and beyond.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(23,618,279)	$4,532,396
Net cash provided by (used in) financing activities	23,948,386	(4,645,370)
Effect of change of foreign exchange rate on cash	(18,343)	5,884
Net cash increase (decrease) in cash	311,764	(107,090)
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$1,645,683	$1,018,455

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2016 was $23.6 million, consisting of net income of $2.7 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $21.5 million, paying off the accounts payable of $13.4 million, an increase of other current asset of $2.3 million and decrease of billing in excess of cost and earnings of $1.0 million, offset by a decrease in real estate property development completed by $4.4 million due to current sales, an increase of customer deposits of $6.1 million, a decrease of cost and earnings in excess of billings of $0.9 million and increase of other payable of $0.7 million.

Net cash provided by operating activities during the six months ended March 31, 2015 was $4.5 million, consisting of net income of $10.9 million, noncash adjustments of $0.8 million and net changes in our operating assets and liabilities, which mainly included an increase in billings in excess of cost and earnings of $3.0 million and decrease in cost and earning in excess of billings of $1.3 million resulted from using the percentage of completion method of revenue recognition, decreases in both real estate property development completed of $1.7 million and real estate property under development of 0.8 million, a decrease in other current asset of $1.2 million, a decrease in due from local government for real estate property development completed of 0.8 million, an increase in taxes payable of $1.0 million, an increase of accrued expense of $0.8 million and an increase in other payables of $0.5 million, offset by payments of accounts payable of $17.3 million to our sub-contractors and suppliers and a decrease in customer deposits of $0.9 million due to slow season for the presales.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $23.9 million for the six months ended March 31, 2016, which mainly included an increase of $33.7 million new loans from financial institutions and offset by total loan repayments of $10.2 million.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

The Company continued to engage an existing independent professional consulting firm to assist the Company’s Internal Control Evaluation Committee in evaluating internal control effectiveness in fiscal 2016.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and six months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

May 10, 2016	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

China HGS Real Estate, Inc.

May 10, 2016	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer