Form 10-Q
period 2016-06-30
CHINA HGS REAL ESTATE INC.
filed 2016-08-09
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 2, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $01 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2016	2015
ASSETS
Current assets:
Cash	$2,085,365	$1,333,919
Restricted cash	1,498,730	1,715,268
Cost and earnings in excess of billings	10,647,842	11,825,036
Real estate property development completed	65,629,882	75,391,512
Real estate property under development	48,766,106	55,154,153
Other current assets	5,509,313	228,223

Total current assets	134,137,238	145,648,111

Property, plant and equipment, net	695,857	780,038
Real estate property development completed, net of current portion	1,896,673	2,140,271
Security deposits for land use right	2,932,377	3,146,237
Real estate property under development, net of current portion	182,557,600	143,660,781
Due from local government for real estate property development completed	3,010,099	3,065,000

Total Assets	$325,229,844	$298,440,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan	$-	$6,292,474
Other loans	6,149,632	5,674,239
Accounts payable	24,877,120	41,501,682
Other payables	9,810,636	12,676,362
Construction deposits	896,572	1,959,706
Billings in excess of cost and earnings	1,680,886	3,315,302
Customer deposits	19,508,249	17,387,969
Shareholder loan	1,810,000	1,810,000
Accrued expenses	3,440,961	4,855,891
Taxes payable	15,448,779	15,830,886

Total current liabilities	83,622,835	111,304,511
Deferred tax liabilities	4,882,100	4,711,161
Customer deposits, net of current portion	10,149,810	8,246,004
Other loans, less current portion	70,212,895	15,731,186
Construction deposits, net of current portion	700,921	972,432

Total liabilities	169,568,561	140,965,294
Commitments and Contingencies
Stockholders' equity
Common stock, $01 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding
June 30, 2016 and September 30, 2015	45,050	45,050
Additional paid-in capital	17,809,016	17,764,316
Statutory surplus	16,439,333	16,439,333
Retained earnings	124,839,624	119,668,198
Accumulated other comprehensive income	(3,471,740)	3,558,247
Total stockholders' equity	155,661,283	157,475,144

Total Liabilities and Stockholders' Equity	$325,229,844	$298,440,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended 31,
	2016	2015	2016	2015

Real estate sales	$12,497,413	$26,014,516	$25,205,879	$60,138,945
Less: Sales tax	(847,938)	(1,655,046)	(1,741,251)	(3,892,435)
Cost of real estate sales	(8,183,462)	(9,347,052)	(15,520,371)	(27,702,998)
Gross profit	3,466,013	15,012,418	7,944,257	28,543,512

Operating expenses
Selling and distribution expenses	71,959	211,558	288,138	804,700
General and administrative expenses	609,428	427,363	1,668,790	1,636,889
Total operating expenses	681,387	638,921	1,956,928	2,441,589

Operating income	2,784,626	14,373,497	5,987,329	26,101,923

Interest expense	(29,917)	(22,540)	(203,057)	(54,300)
Income before income taxes	2,754,709	14,350,957	5,784,272	26,047,623

Provision for income taxes	310,548	641,368	612,846	1,441,943
Net income	2,444,161	13,709,589	5,171,426	24,605,680

Other comprehensive income (loss)
Foreign currency translation adjustment	(4,745,409)	306,940	(7,029,987)	1,086,967

Comprehensive income (loss)	$(2,301,248)	$14,016,529	$(1,858,561)	$25,692,647

Basic and diluted income per common share
Basic and diluted	$0.05	$0. 30	$0.11	$0.55

Weighted average common shares outstanding
Basic	45,050,000	45,050,000	45,050,000	45,050,000
Diluted	45,050,000	45,075,821	45,050,000	45,089,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$5,171,426	$24,605,680
Adjustments to reconcile net income to net cash providing by (used in) operating activities:
Deferred tax provision	383,850	1,369,997
Stock based compensation	44,700	-
Depreciation	59,658	63,137
Changes in assets and liabilities:
Due from local government for real estate property development completed	-	815,661
Cost and earnings in excess of billings	681,609	942,175
Real estate property development completed	6,811,151	1,915,343
Real estate property under development	(42,105,175)	6,547,520
Other current assets	(5,418,847)	955,405
Accounts payables	(15,187,183)	(25,674,976)
Other payables	(2,373,223)	886,212
Billings in excess of cost and earnings	(1,526,997)	4,786,440
Customer deposits	5,257,341	(7,585,864)
Construction deposits	(1,236,962)	12,902
Accrued expenses	(1,248,883)	1,126,826
Taxes payable	310,218	2,471,784
Net cash (used in) providing by operating activities	(50,377,317)	13,238,242

Cash flows from investing activities
Purchase of fixed assets	(8,010)	-
Net cash used in investing activities	(8,010)	-

Cash flow from financing activities
Restricted cash	145,758	(181,039)
Proceeds from shareholder loan	840,077	10,500,816
Repayment of shareholder loan	(840,077)	(12,084,829)
Repayment of bank loans	(6,165,703)	(6,525,285)
Proceeds from other loans	62,793,918	9,787,928
Repayment of other loans	(5,559,922)	(12,094,617)
Net cash provided by (used in) financing activities	51,214,051	(10,597,026)

Effect of changes of foreign exchange rate on cash	(77,278)	17,623
Net increase in cash	751,446	2,658,839
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$2,085,365	$3,784,384
Supplemental disclosures of cash flow information:
Interest paid	$2,843,145	$1,355,741
Income taxes paid	$369,885	$102,337

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 18, 2015.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the long term other loans payable.

Revenue recognition

Percentage of Completion method

Real estate sales for the long term real estate projects are recognized under percentage completion method in accordance with the provisions of ASC 360-20-40D “Sale of Condominium Units”. Revenue and profit from the sales of long term development properties is recognized under the percentage of completion method on the sale of individual units when all the following criteria are met:

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition - continued

Full accrual method

For municipal road construction projects, fees are generally recognized under the full accrual method at the time the projects are completed.

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating subsidiaries is Renminbi (“RMB”), the currency of the PRC. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Stockholders’ equity accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	For nine months ended June 30,		September 30,
	2016	2015	2015
Period end RMB : USD exchange rate	6.6443	6.1088	6.3568

Nine months average RMB : USD exchange rate	6.4875	6.1300	6.1653

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2016, the total interest capitalized in the real estate property development was $746,851 and $1,639,256, respectively. For the three and nine months ended June 30, 2015, the total interest capitalized in the real estate property under development was $631,886 and $2,600,199.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended June 30, 2016 and 2015.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and nine months periods ended June 30, 2016 and 2015, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2016 and September 30, 2015.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the tax years ended September 30, 2007 through December 31, 2015 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2011 through December 31, 2015 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three and nine months ended June 30, 2016 and 2015 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and nine months ended June 30, 2016, the Company recorded advertising expenses of $10,465 and $53,881, respectively (2015 - $42,720 and $196,763).

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended June 30, 2016, two suppliers accounted for over 39% and 14% of the Company’s total project expenditures, respectively. For the three months ended June 30, 2015, four suppliers accounted for 22%, 20%, 19% and 16% of project expenditures, respectively. For the nine months ended June 30, 2016, two suppliers accounted for 46% and 13% of the Company’s the project expenditures. For the nine Months Ended June 30, 2015, three suppliers accounted for 25%, 22% and 10% of project expenditures, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In April 2016, the FASB released ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. This ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In April 2016, FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its unaudited condensed consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815); Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities—Oil and Gas, effective upon adoption of Topic 606. The Company is assessing the impact of the adoption of this ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of this ASU on its unaudited condensed consolidated financial statements, disclosure requirements and methods of adoption.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Development completed
Hanzhong City Mingzhu Garden Phase I	$1,042,161	$1,146,277
Hanzhong City Mingzhu Garden Phase II	57,622,592	66,070,589
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,376,980	1,439,257
Yang County Yangzhou Pearl Garden Phase I	2,961,051	3,419,273
Yang County Yangzhou Pearl Garden Phase II	4,523,771	5,456,387
Real estate property development completed	67,526,555	77,531,783
Less: Real estate property completed –short-term	65,629,882	75,391,512
Real estate property completed –long-term	$1,896,673	$2,140,271
Under development:
Hanzhong City Oriental Pearl Garden (a)	$48,766,119	$55,154,153
Yang County Yangzhou Palace	69,154,951	47,843,166
Hanzhong City Shijin Project	7,290,118	7,619,829
Hanzhong City Liangzhou Road and related projects (b)	103,047,597	85,069,755
Hanzhong City Hanfeng Beiyuan East (c)	562,550	587,993
Hanzhong City Beidajie (e)	75,328	78,735
Yang County East 2nd Ring Road (d)	2,427,043	2,461,303
Real estate property under development	231,323,706	198,814,934
Less: Short-term portion	48,766,106	55,154,153
Real estate property under development –long-term	$182,557,600	$143,660,781

(a)	The Company recognized $5,789,026 and $8,709,207 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2016 (2015 - $1,940,411 and $8,559,833). The Company was in the process of finalizing landscaping and underground structure and expected to complete the construction before September 30, 2016.

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in late 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

As of June 30, 2016, the actual costs incurred by the Company were $103,047,597 (September 30, 2015- $85,069,755) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and nine months ended June 30, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively. As of June 30, 2016, the Company borrowed $64,322,132 loan from Hanzhong Urban Construction Investment Development Co., Ltd to develop Liangzhou road and related project. .

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of June 30, 2016, the Company still waited for the local government to finalize the budget for the project.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 kilometers and a budgeted price of approximately $25.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30, 2016 -5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by late 2016 or early 2017.

(e)	For the three and nine months ended June 30, 2016, the Company received government’s subsidies in the amount of $Nil and $3,160,604 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. For the three and nine months ended June 30, 2015, the Company did not receive related government subsidies. Since the Company has not met the performance requirement, the Company included the subsidies received in the liability.

As of June 30, 2016 and September 30, 2015, land use rights included in real estate property under development totaled $37,035,962 and $39,929,072, respectively.

NOTE 4. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for development of the Company’s Mingzhu Beiyuan project and was fully repaid at June 30, 2016.

The average interest rate of the loan was 5.5% as of June 30, 2016 and September 30, 2015. For the three and nine months ended June 30, 2016, total loan interest was $Nil and $131,952, which was included in the interest expense for the period, because the Mingzhu Beiyuan project has been completed by September 30, 2015. For the three and nine months ended June 30, 2015, the total loan interest was $216,515 and $822,843, which was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project Phase II.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. OTHER LOANS

	June 30, 2016	September 30, 2015
Loan A (i)	$-	$954,883
Loan B (ii)	-	4,719,356
Loan C (iii)	64,322,132	15,731,186
Loan D (iv)	12,040,395	-
	76,362,527	21,405,425
Less: current maturities of other loans	6,149,632	5,674,239
Other loans-long term portion	$70,212,895	$15,731,186

(i)	A working capital finance agreement with a local investment company in Hanzhong was fully repaid in fiscal 2016. The loan carried a fixed interest of 10% per year. For the three and nine months ended June 30, 2016, total interest was $Nil and $23,526 (2015 - $245,227 and $961,501) respectively, which was capitalized in to the development cost of Liangzhou road project.

(ii)	A line of credit with a financial institution was fully repaid in fiscal 2016. The line of credit carried a fixed interest of 20% per year. For the three and nine months ended June 30, 2016, the interest was $Nil and $107,900 (2015 - $82,418 and $532,898), respectively, which was capitalized in to the development cost of Oriental Pearl Garden real estate project.

(iii)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,641,336 (RMB 775,000,000) for a long term loan at 4.245% interest to develop Liang Zhou Road Project. As of June 30, 2016, the Company borrowed $64,322,132 under this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $69,154,951 as of June 30, 2016. For the three and nine months ended June 30, 2016, total interest was $652,422 and $1,305,307 (2015- $Nil) respectively, which was capitalized in to the development cost of Liangzhou road project. The combined loan repayment schedule assuming all loan proceeds are borrowed are listed below:

	Repayment in USD	Repayment in RMB
29-May-2017	6,149,632	40,860,000
20-November-2017	6,149,632	40,860,000
20-April -2018	13,167,678	87,490,000
20-May-2018	6,256,491	41,570,000
20-November-2018	6,256,491	41,570,000
20-April-2019	13,167,678	87,490,000
20-May-2019	6,406,996	42,570,000
20-October-2019	13,167,678	87,490,000
29-November-2019	6,406,996	42,570,000
20-April-2020	13,172,193	87,520,000
20-October-2020	13,167,678	87,490,000
20-October-2021	13,172,193	87,520,000
Total	116,641,336	775,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. OTHER LOANS (continued)

(iv)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $12,040,395 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at is 3.575% and is due in January 2019. Our major shareholder Mr. Xiaojun Zhu and his wife Ms. Jianhong Liu pledged their personal assets as collateral for the loan. As of June 30, 2016, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three and nine months ended June 30, 2016, total interest was $112,429 and $180,013 (2015- $Nil) respectively, which was capitalized in to the development cost of Oriental Garden project. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB

Earlier of July 2018 or 60% sales completed	3,101,099	20,000,000
Earlier of October 2018 or 70% sales completed	4,515,148	30,000,000
Earlier of January 2019 or 75% sales completed	4,515,148	30,000,000
Total	12,040,395	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units. The detail of customer deposits is as follows:

	June 30, 2016	September 30, 2015
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$10,182,279	$7,832,619
Hanzhong City Oriental Pearl Garden	5,746,658	7,220,575
Liangzhou road and related projects	2,746,715	2,035,615
Yang County Palace	3,579,312	6,210,389
Yangzhou Pearl Garden Phase I and II	7,403,095	2,334,775
Total	29,658,059	25,633,973

Less Customer deposits -short-term	19,508,249	17,387,969
Customer deposits - long-term	$10,149,810	$8,246,004

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 20%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of June 30, 2016 and September 30, 2015, approximately $1.5 million and $1.7 million was guaranteed by the Company, respectively.

NOTE 7. RELATED PARTY LOANS

	June 30, 2016	September 30, 2015
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	-	-
Total	$1,810,000	$1,810,000

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The loan was renewed on July 31, 2016 with the same term. The Company recorded interest of $18,100 and $54,300 for the three and nine months ended June 30, 2016 (2015 -$18,100 and $54,300). The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2016 and September 30, 2015.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed with a new expiration date of June 30, 2017, with at an interest rate of 5.5% as of June 30, 2016 and September 30, 2015. The Company repaid full loan balance as of June 30, 2016 and September 30, 2015, respectively. The Company recorded interest of $Nil and $22,510 for the three and nine months ended June 30, 2016 (2015 - $87,726 and $282,957), respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of June 30, 2016 and September 30, 2015, 27.8% and 2.8% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate intrinsic value
Outstanding, September 30, 2015	130,000	$1.93	2.71	$-
Granted	-	-	-	-
Forfeited	(10,000)	1.31	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2016	120,000	$1.89	2.14	$-
Exercisable, June 30, 2016	33,333	$1.89	2.14	$-

The Company recorded $14,900 and $44,700 stock-based compensation expense for the three and nine months ended June 30, 2016 (2015 - $Nil), respectively. Since the average share price for the three and nine months ended June 30, 2016 was below the exercise price of the above options, these options were anti-dilutive at June 30, 2016 and therefore would not be included in the diluted shares calculation.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2016, the Company had business sales tax payable of $13,194,895 (September 30, 2015- $13,306,414), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and nine months ended June 30, 2016 the Company’s income taxes were $310,548 and $612,846 (2015 - $641,368 and $1,441,943), respectively.

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

Income tax expense for the three and nine months ended June 30, 2016 and 2015 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Current tax provision	$81,316	$5,778	$228,996	$71,946
Deferred tax provision	229,232	635,590	383,850	1,369,997
Income tax provision	$310,548	$641,368	$612,846	$1,441,943

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $500,160 and $401,000 as of June 30, 2016 and September 30, 2015, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2016 and September 30, 2015. The components of deferred taxes as of June 30, 2016 and September 30, 2015 consist of the following:

	June 30, 2016	September 30, 2015
Deferred tax assets
Deferred tax assets from net operating loss carry-forwards for U.S. parent company	$170,054	$136,394
Valuation allowance	(170,054)	(136,394)
Deferred tax asset-net	$-	$-

Deferred tax liability
Revenue recognized based on percentage of completion	$4,882,100	$4,711,161
Deferred tax liability- long term	$4,882,100	$4,711,161

The valuation allowance increased $11,220 and $33,660 for the three and nine months ended June 30, 2016 (2015 -$6,154 and $18,462), respectively.

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at June 30, 2016, the outstanding LAT payable was $954,159 with respect to completed real estate properties sold up to June 30, 2016. As at September 30, 2015,  the outstanding LAT payable balance was $752,664 with respect to completed real estate properties sold up to September 30, 2015.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. TAXES (continued)

(D) Taxes payable consisted of the following:

	June 30, 2016	September 30, 2015

CIT	$622,826	$794,780
Business tax	13,194,895	13,306,414
Other tax and fees	1,631,058	1,729,692
Total taxes payable	$15,448,779	$15,830,886

NOTE 10. COMMITMENTS AND CONTINGENCY

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of June 30, 2016 and September 30, 2015, the amount of security deposit provided for these guarantees was approximately $1.5 million and $1.7 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the inception of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

For the nine months ended June 30, 2016, our sales, gross profit and net income were $25,205,879, $7,944,257 and $5,171,426, respectively, representing an approximate 58.1%, 72.2% and 79.0% decrease in sales, gross profit and net income from nine months ended June 30, 2015, respectively. The decreases mainly resulted from a slowdown of contracted sales achieved in the first nine months of fiscal 2016. Since the construction of our real estate property under developments for our Oriental Pearl Garden has not been completed and other under development projects are not available for sales due to sales permits have not been obtained, we realized decreased contract sales for revenue recognized under the percentage of completion method for the three and nine months ended June 30, 2016. On the other hand, we strengthened the sales promotion and efforts to sell completed units in order to consume the large inventory balance carried from prior year.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for the nine months ended June 30, 2016 was $15,353,987 (2015- $56,248,205), representing 60.9% (2015 – 93.5%) of total revenue for the period, with related costs of these real estate sales was $8,709,207 (2015 - $25,787,655), representing 56.1% (2015 – 93.1%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was $6,644,780 (2015 - $30,460,550), representing 68.6% (2015 – 93.9%) of the total gross profit for the quarter.

For the nine months ended June 30, 2016, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $345.1 per square meter, a decrease of 23.9% from the ASP of $453.2 per square meter for the nine months ended June 30, 2015. The higher ASP in the same period of last year was due to more commercial units with higher selling price sold. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $568.7 per square meter, a 5.7% decrease from the ASP of $603.1 per square meter for the nine months ended June 30, 2015.

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

Our customers have a constant growth in their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is in the process of diversifying its revenue and developing more commercial and municipal projects. The Company plans to build a commercial plaza, consisting shopping mall, apartment and office buildings well as hotels in the Liangzhou road area. The Company is finalizing the planning of this project as of June 30, 2016. The construction of this project will anticipate to start in the end of 2016 or beginning of 2017, but could be delayed due to the relocation of existing residences in the Liangzhou Road area, which is currently handling by local government. These new project initiatives will support the Company’s growth in the long run.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Oriental Pearl Garden

The project is located in downtown of Hanzhong City. It consists of 1 multi-layer residential building and 12 high-rise residential buildings with commercial shops on the first and second floors with an estimated GFA of 273,787 square meters. The Company started construction in the third quarter of fiscal 2012. The pre-sale license was obtained in November 2013. The Company is in the process of finalizing landscaping and underground structure and expected to complete the construction before September 30, 2016. Meantime, the Company is planning to build an extension Phase (or Phase II) of Oriental Garden project. The construction of Phase II of Oriental Garden project is estimated to start in the end of 2016.

Mingzhu Beiyuan

The project is located in the south west part of Hanzhong City. It includes 17 high-rise residential buildings with an estimated GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. The pre-sale license was obtained in April 2013. As of June 30, 2016, approximately 60% of GFA excluding parking space has been sold.

Yangzhou Pearl Garden

The project included 5 high-rise residential buildings and 1 multi-layer residential building with total GFA of 67,653 square meters located in Yang County and the construction was completed in the last quarter of fiscal 2015. The related pre-sales licenses were obtained in February 2013. As of June 30, 2016, approximately 85% of GFA excluding parking space has been sold.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2017. The Company has not obtained pre-sale license as of June 30, 2016.

Road Construction

Liangzhou Road and related project

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to relocate the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and relocation of residences in the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed in the end of 2016. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of June 30, 2016, the actual costs incurred by the Company were $103,047,597 (September 30, 2015 - $85,069,755) and the incremental cost related to residence relocation was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and nine months ended June 30, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively.

Other road constructions

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15km and a budgeted price of approximately $25.3 million (or RMB168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30, 2016 -5% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by late 2016 or beginning of 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. As of June 30, 2016, the Company was in discussion with the local government to finalize the budget for the project.

We expect these initiatives will help us to strengthen our financial performance and better position us to capitalize on opportunities from a future market upturn.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our unaudited condensed consolidated financial statements. These policies should be read in conjunction with Note 2 of the notes to unaudited condensed consolidated financial statements.

Revenue recognition

Percentage of Completion method

Real estate sales for the long term real estate projects are recognized under percentage completion method in accordance with the provisions of ASC 360-20-40D “Sale of Condominium Units”. Revenue and profit from the sales of long term development properties is recognized under the percentage of completion method on the sale of individual units when all the following criteria are met:

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receives the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, income taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its unaudited condensed consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have affected our net income and earnings per share.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenues

The following is a breakdown of revenue:

	For Three Months Ended June 30,
	2016	2015

Revenue recognized under full accrual method	$3,328,150	$458,727
Revenue recognized under percentage of completion method	9,169,263	25,555,789
Total	$12,497,413	$26,014,516

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	3,177,130	95.5%	-	---	3,177,130	100%
Yangzhou Pearl Garden	151,020	4.5%	458,727	100%	(307,707)	(67.1)%

Total Real Estate Sales before Sales Tax	3,328,150	100%	458,727	100%	2,869,423	625.5%
Sales Tax	(232,370)		(23,062)		(209,308)	907.6%
Revenue net of sales tax	$3,095,780		$435,665		2,660,115	610.6%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects were consistent from the same period of last year. Revenues before sales tax increased by 625.5% to approximately $3.3 million for the three months ended June 30, 2016 from approximately $0.5 million for the same period last year. The total GFA sold during the three months ended June 30, 2016 was 6,749 square meters. The total GFA sold during the three months ended June 30, 2015 was 1,315 square meters, an increase of 5,454 square meters. For the completed real estate properties, we only have limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended June 30, 2016, which led to more GFA sold during the quarter than in the same period of 2015.

Sales tax for the three months ended June 30, 2016 and 2015 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended June 30, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the three months ended June 30, 2016 increased by 907.6% from the same period last year, primarily as a result of the increase in our revenue. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT.

Revenue recognized under percentage completion method

		For the three months ended June 30, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	91%	$97,546,861	$9,169,263	$94,135,830

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the three months ended June 30, 2015
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(1)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	91%	$93,927,283	$19,293,714	$90,863,721
Oriental Garden	273,693	83%	85,002,706	5,997,621	75,660,419
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,682,289	264,454	18,127,286
Total	693,868		$197,612,278	$25,555,789	$184,651,426

(1)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table for the three months ended June 30, 2016. For Oriental Garden real estate property under development, total contract sales as of June 30, 2016 were $98,100,268 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of June 30, 2016 was 132,989 square meters (September 30, 2015 – 119,353). The average unit price under contract sales was $733.5 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $97,546,861 for the three months ended June 30, 2016 (September 30, 2015 - $92,093,999).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2016		2015		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	688,081	8.4%	483,363	5.2%	204,718	42.4%
Construction cost	7,495,381	91.6%	8,863,689	94.8%	(1,368,308)	(15.4%)
Total cost	8,183,462	100%	9,347,052	100%	(1,163,590)	(12.4%)

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

Cost of sales was approximately $8.2 million for the three months ended June 30, 2016 compared to $9.3 million for the three months ended June 30, 2015. The $1.2 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during the quarter ended June 30, 2016 under percentage of completion method which led to decreased revenue and cost of sales during this quarter.  In addition, since most of the real estate properties sold were commercial properties with higher margin during the three months ended June 30, 2015, the total cost of sales for the three months ended June 30, 2016 only decreased approximately $1.2 million from the same period of last year, while the total revenue decreased approximately $13.5 million from the same period of last year.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2016 were approximately $0.7 million, as compared to $0.5 million for the three months ended June 30, 2015, representing an increase of approximately $0.2 from the same quarter last year, because the Company sold higher margin parking lots and commercial properties with lower land cost component for the three months ended June 30, 2015.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2016 were approximately $7.5 million as compared to approximately $8.9 million for the three months ended June 30, 2015, representing a decrease of $1.4 million. The decrease in construction cost was due to decrease in units sold under percentage of completion method during the quarter ended June 30, 2016.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2016 increased to 65.5% from 35.9% for the three months ended June 30, 2015, which was mainly attributable to the fact the Company sold lots parking space and commercial units during the three months ended June 30, 2015 with higher margins.

Gross Profit

Gross profit was approximately $3.5 million for the three months ended June 30, 2016 as compared to approximately $15.0 million for the three months ended June 30, 2015, representing a decrease of $11.5 million, which was mainly attributable to decreased revenue recognized under the percentage of completion method in the current quarter and lower gross margins from majority sales of residential properties. The overall gross profit as a percentage of real estate sales before sales tax decreased to 27.7% during the three months ended June 30, 2016 from 57.7% for the same quarter last year, mainly due to higher margin parking space and commercial units sold during the three months ended June 30, 2015. During the quarter ended June 30, 2016, only 7.8% of revenue were from sales of commercial properties and parking lots, while 61.5% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 25% to 35%. In addition, the Company adopted more flexible selling price on the residential units in the Mingzhu Garden project and Yangzhou Pearl Garden project, the lower selling price also resulted in a decrease in the gross margin. The overall decrease in gross profit margin for the three months ended June 30, 2016 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2016		2015
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	907,188	28.6%	12,328,048	63.9%
Oriental Garden	3,380,237	36.9%	4,057,210	67.6%
Yangzhou Pearl Garden	26,526	17.6%	282,206	39.0%
Sales Tax	(847,938)		(1,655,046)
Total Gross Profit	3,466,013	27.7%	15,012,418	57.7%
Total Real Estate Sales before Sales Tax	$12,497,413		$26,014,516

Operating Expenses

Total operating expenses increased by 6.6% or $42,466 to $681,387 for the three months ended June 30, 2016 from $638,921 for the three months ended June 30, 2015 as a result of an increase in general administrative expense of $182,065, offset by a decrease of $139,599 in selling expense. The increase in general administrative expense was mainly due to higher listing maintenance cost compared to the same period of last year. The decrease in selling expenses for three months ended June 30, 2016 was primarily attributed to decrease of commission paid to salesforce and marketing activities.

	For Three Months Ended June 30,
	2016	2015

Selling expenses	$71,959	$211,558
General and administrative expenses	609,428	427,363
Total operating expenses	$681,387	$638,921
Percentage of Real Estate Sales before Sales Tax	5.5%	2.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2016 and 2015.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended June 30, 2016 was $310,548 compared to $641,368 for the three months ended June 30, 2015 as a result of the decrease in our revenue.

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

Net Income

We reported net income of $2,444,161 for the three months ended June 30, 2016, as compared to net income of $13,709,589 for the three months ended June 30, 2015. The decrease of $11.3 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

Other Comprehensive Income (“OCI”)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to a reduction of OCI of $4,745,409 and $306,940 for the three months ended June 30, 2016 and 2015, respectively.  The significant negative effect of the foreign exchange translation adjustment for the three months ended June 30, 2016 was due to the significant depreciation of RMB to USD foreign exchange rates. The balance sheet amounts with the exception of equity at June 30, 2016 were translated at 6.6443 RMB to 1 USD as compared to 6.3568 RMB to 1 USD at September 30, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2016 and 2015 were 6.4875 RMB and 6.1547 RMB, respectively.

 Nine months Ended June 30, 2016 compared to Nine months Ended June 30, 2015

Revenues

The following is a breakdown of revenue:

	For Nine months Ended June 30,
	2016	2015

Revenue recognized under full accrual method	$9,851,892	$3,890,740
Revenue recognized under percentage of completion method	15,353,987	56,248,205
Total	$25,205,879	$60,138,945

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Nine months Ended June 30,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	8,467,820	86.0%	714,538	18.4%	7,753,282	1,085.1%
Yangzhou Pearl Garden	1,384,072	14.0%	2,025,794	52.1%	(641,722)	(31.7)%
NanDajie (Mingzhu Xinju)	-	-%	171,615	4.4%	(171,615)	(100)%
MinPing	-	-%	978,793	25.1%	(978,793)	(100)%

Total Real Estate Sales before Sales Tax	9,851,892	100%	3,890,740	100%	5,961,152	153.2%
Sales Tax	(615,889)		(260,862)		(335,027)	136.1%
Revenue net of sales tax	$9,236,003		$3,629,878		5,606,125	154.4%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our sales of completed real estate projects almost doubled from the sales in the same period of last year. Revenues before sales tax increased by 153.2% to approximately $9.9 million for the nine months ended June 30, 2016 from approximately $3.9 million for the same period last year. The total GFA sold during the nine months ended June 30, 2016 was 19,324 square meters. The total GFA sold during the nine months ended June 30, 2015 was 4,903 square meters. For the completed real estate properties, we only limited have models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the nine months ended June 30, 2016, which led to more GFA sold during the nine months ended June 30, 2016 than in the same period of 2015.

Sales tax for the nine months ended June 30, 2016 and 2016 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the nine months ended June 30, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the nine months ended June 30, 2016 increased by 136.1% from the same period last year, primarily as a result of the increase in our revenue.  In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT.

 Revenue recognized under percentage completion method

		For the nine months ended June 30, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	91%	$97,546,861	$15,353,987	$94,135,830

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

		For the nine months ended June 30, 2015
	Total GFA	Average Percentage of Completion	Qualified Contract Sales(3)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan	355,321	91%	$93,927,283	$32,327,131	$90,863,721
Oriental Garden	273,693	83%	85,002,706	21,024,387	75,660,419
Real estate properties under development located in Yang County
Yangzhou Pearl Garden	64,854	96%	18,682,289	2,896,687	18,127,286
Total	693,868		$197,612,278	$56,248,205	$184,651,426

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table for the nine months ended June 30, 2016. For Oriental Garden real estate property under development, total contract sales as of June 30, 2016 were $98,100,268 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of June 30, 2016 was 132,989 square meters (September 30, 2015 – 119,353). The average unit price under contract sales was $733.5 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $97,546,861 for the nine months ended June 30, 2016 (September 30, 2015 - $92,093,999).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine months Ended March 31,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Land use rights	1,213,547	7.8%	1,437,014	5.2%	(223,467)	(15.6%)
Construction cost	14,306,824	92.2%	26,265,984	94.8%	(11,959,160)	(45.5%)
Total cost	15,520,371	100%	27,702,998	100%	(12,182,627)	(44.0%)

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

Cost of sales was approximately $15.5 million for the nine months ended June 30, 2016 compared to $27.7 million for the nine months ended June 30, 2015. The $12.2 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during the nine months ended June 30, 2016 under percentage of completion method which led to decreased revenue and cost of sales during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2016 were approximately $1.2 million, as compared to $1.4 million for the nine months ended June 30, 2015, representing a decrease of $0.2 million from the same period last year. The decrease was consistent with the fact that total GFA sold under percentage completion method for the nine months ended June 30, 2016 was lower than the same period of 2015.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2016 were approximately $14.3 million as compared to approximately $26.3 million for the nine months ended June 30, 2015, representing a decrease of $12.0 million. The decrease in construction cost was due to decrease in units sold under percentage of completion method during the nine months ended June 30, 2016

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2016 increased to 61.6% from 46.1% for the nine months ended June 30, 2015, which was mainly attributable to the fact the Company sold more parking space and certain commercial units with higher margin in the same period of last year.

Gross Profit

Gross profit was approximately $7.9 million for the nine months ended June 30, 2016 as compared to approximately $28.5 million for the nine months ended June 30, 2015, representing a decrease of $20.6 million, which was mainly attributable to less revenue recognized in the current period. The overall gross profit as a percentage of real estate sales before sales tax decreased to 31.5% during the nine months ended June 30, 2016 from 47.5% for the same period last year, mainly due to the Company sold more parking space and certain commercial units with higher margin in the same period of last year. During the nine months ended June 30, 2016, only 14.9% of revenue were from sales of commercial properties and parking lots, while 46.9% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%. In addition, the Company adopted more flexible selling price on the residential units in the Mingzhu Garden project and Yangzhou Pearl Garden project, the lower selling price also resulted in a decrease in the gross margin. The overall decrease in gross profit margin for the nine months ended June 30, 2016 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For nine months Ended June 30,
	2016		2015
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	2,687,781	31.7%	17,931,076	54.3%
Oriental Garden	6,644,780	43.3%	12,464,553	59.3%
Yangzhou Pearl Garden	352,947	25.5%	1,660,644	33.7%
NanDajie	-	-	51,765	30.2%
MingPing	-	-	327,909	33.5%
Road Construction
Sales Tax	(1,741,251)		(3,892,435)
Total Gross Profit	7,944,257	31.5%	28,543,512	47.5%
Total Real Estate Sales before Sales Tax	$25,205,879		$60,138,945

Operating Expenses

Total operating expenses decreased by 19.9% or $484,661 to $1,956,928 for the nine months ended June 30, 2016 from $2,441,589 for the nine months ended June 30, 2015 as a result of a significant decrease in selling expense of $516,562. The decrease in selling expenses for nine months ended June 30, 2016 was primarily attributed to decrease of commission paid to salesforce and marketing activities.

	For Nine months Ended June 30,
	2016	2015

Selling expenses	$288,138	$804,700
General and administrative expenses	1,668,790	1,636,889
Total operating expenses	$1,956,928	$2,441,589
Percentage of Real Estate Sales before Sales Tax	7.8%	4.1%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2016 and 2015.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the nine months ended June 30, 2016 were $612,846 compared to $1,441,943 for the nine months ended June 30, 2015 as a result of the decrease in our revenue.

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

Net Income

We reported net income of approximately $5.2 million for the nine months ended June 30, 2016, as compared to net income of approximately $24.6 for the nine months ended June 30, 2015. The decrease of $19.4 million in our net income was primarily due to the lower revenue and gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to a reduction of OCI of $7,029,987 and $1,086,967 for the nine months ended June 30, 2016 and 2015, respectively.  The significant effect of the foreign exchange translation adjustment for the three months ended June 30, 2016 was due to the significant depreciation of RMB to USD foreign exchange rates. The balance sheet amounts with the exception of equity at June 30, 2016 were translated at 6.6443 RMB to 1 USD as compared to 6.3568 RMB to 1 USD at September 30, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2016 and 2015 were 6.4875 RMB and 6.1547 RMB, respectively.

Liquidity and Capital Resources

Current Assets and Liabilities

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. In the past, we mainly financed our operations primarily through cash flows from operations, bank borrowings and loan from financial institutions and borrowings from our principal shareholder.

As of June 30, 2016, the Company had approximately $50.5 million in working capital, an increase of $16.2 million as compared to $34.3 million as of September 30, 2015. Our total cash and restricted cash balance were consistently maintained at approximately $3.6 million and $3.0 million as of June 30, 2016 and September 30, 2015, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming period.

In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,641,336 (RMB 775,000,000) long term loan at 4.245% interest to develop Liang Zhou Road Project. As of June 30, 2016, the Company borrowed $64,322,132 from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $69,154,951 as of June 30, 2016. Furthermore, On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $$12,040,395 (RMB 80,000,000) for development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder and his wife pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(50,377,317)	$13,238,242
Net cash used in investing activities	(8,010)	-
Net cash provided by (used in) financing activities	51,214,050	(10,597,026)
Effect of change of foreign exchange rate on cash	(77,277)	17,623
Net cash increase (decrease) in cash	751,446	2,658,839
Cash, beginning of period	1,333,919	1,125,545
Cash, end of period	$2,085,365	$3,784,384

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2016 was $50.4 million, compared to net cash provided by the operating activities of $13.1 million for the same period of last year, the significant increase in spending for the nine months ended June 30, 2016 was mainly due to $42.1 million expenditure on the Liang zhou road related projects and the Company’s net income decreased by approximately $19.4 million compared to the same period of last year. In addition, for the nine months ended June 30, 2016, the Company repaid accounts payable of $15.2 million, spent $5.4 million in other assets, repaid accrued expense of $1.2 million and construction deposits of $1.2 million, which was offset by collection totaling $5.3 million of new customer deposits.

Investing Activities

The Company spent $8,010 in purchase of fixed assets during the nine months ended June 30, 2016, while there was no such spending in the same period of last year.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $51.2 million for the nine months ended June 30, 2016, compared to net cash used in financing activities of $10.4 million for the nine months ended June 30, 2015. The Company borrowed $62.8 million from various lenders to develop the Liang Zhou Road related project, while the Company made net loan repayment of $10.6 million in the same period of last year.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 9, 2016	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

China HGS Real Estate, Inc.

August 9, 2016	By:	/s/ Wei Shen
Wei Shen
Chief Financial Officer