Form 10-K
period 2016-09-30
CHINA HGS REAL ESTATE INC.
filed 2016-12-21
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2016, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was approximately $23,842,132. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 12, 2016, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2016

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

In fiscal 2017, we are going to start the construction of our Liangzhou road and related projects, which consist of residential buildings, office buildings and commercial plaza, which will become a new city center of Hanzhong city.

Real Estate Industry Overview

During the first nine months of 2016, the economy of the PRC is facing the challenge of consolidation amidst uncertainties in the global market. In response to the sluggish economic outlook, the Central Government has taken measures to release more liquidity into the market and has made positive adjustments to the policies so as to maintain a stable development of the property market. Furthermore, with the continuation of implementation of the urbanization policy by the Central Government and the continual growth in gross domestic product, it is expected that the real estate industry in the PRC will be heading into a healthy direction.

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

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes only about 3 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong is under-construction and expected to be completed by the end of 2017. After its completion, it will take 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2015 annual report, Hanzhong’s GDP reached RMB 106.5 billion (approximately $16.0 billion) by 2015, representing a 7.4% increase from 2014. Residents’ annual disposable income for 2015 was RMB 23,625 (equivalent to $3,542) in 2015, consistent from 2014.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2015 annual report, the number of Hanzhong’s migration workers reached approximately 840,000 as of December 31, 2015 (2014 - 906,600). Total income of migration workers was about RMB 16.8 billion (equivalent to $2.5 billion) in 2015 (2014 - RMB 17.65 billion or $2.8 billion).

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

Pre-Sales and Sales

In the PRC, real estate developers are allowed to begin to market properties before construction is completed. Like other developers, we pre-sell properties prior to completion of construction. Under PRC pre-sales regulations, property developers must satisfy specific conditions before properties under construction can be pre-sold. These mandatory conditions include:

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2016 consisted of 69 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

For customers purchasing properties with mortgage financing, under current PRC laws, their minimum down payment is 30% of the total purchase price for the purchase of the first self-use residential unit with total GFA of 90 square meters (about 970 square feet) or more on all existing units and those yet to be completed, and a down payment of 20% on the first residential units for self-use with total GFA of under 90 square meters. In order to mitigate the default risk, the Company requires from its homebuyer customers deposits ranging from 30% - 50% of the purchase price, which is higher than the percentage required by the government for the mortgage down payment.

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2016, the Company had security deposits for these guarantees amounted to approximately $1.5 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

Our main projects located in Hanzhong City are: Mingzhu Garden -Mingzhu Nanyuan, Mingzhu Beiyuan, Oriental Pearl Garden, Mingzhu Xinju and Liangzhou road related projects. In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Real Estate Projects located in Hanzhong City

Mingzhu Garden -Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by 2012 with total GFA of 35,220 square meters. The unsold property remained in 4 residential buildings with total unsold GFA of 1,487 square meters as of September 30, 2016 (2015 – 1,874 square meters).

Mingzhu Garden -Mingzhu Beiyuan

This project is located in the south -west part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,500 square meters as of September 30, 2016 (2015 – 2,678 square meters). The Phase II Mingzhou Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2016, the unsold GFA was 177,069 square meters. (2015 - 198,928 square meters).

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed as of September 30, 2010 and the other one completed as of September 30, 2011 with remaining unsold GFA of 3,879 square meters as at September 30, 2016 (2015 - 3,879 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed as of September 30, 2016. As of September 30, 2016, the unsold GFA was 130,961 square meters.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2016, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 11,083 square meters (2015 – 15,490). Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters as of September 30, 2016. The construction was completed in the last quarter of fiscal 2015. As of September 30, 2016, the unsold GFA of Yangzhou Pearl Garden Phase II was 18,100 square meters (2015 – 20,661).

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2017. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016.

The following table sets forth our real estate projects in the year ended September 30, 2016:

Project Name	Location	Type of Buildings	GFA sold during the year	Unsold GFA as of September 30, 2016
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential
		Sub-high-rise residential	4,407	11,083

Mingzhu Garden
(Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	387	1,487

Mingzhu Garden
(Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	178	2,500

NanDajie
(Mingzhu Xinju)	Hanzhong City	High-rise residential	-	3,879

Mingzhu Garden
(Mingzhu Beiyuan) phase II	Hanzhong	High-rise residential	21,859	177,069

Oriental Pearl Garden	Hanzhong	High-rise residential	39,931	130,961

Yang County Phase II	Yang County	High-rise residential	2,561	18,100
Total			69,323	345,079

(1)         The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $18,830,229 (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2016, a deposit of $2,998,411 (RMB 20,000,000) was paid by the Company. The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $6,821,385 (RMB 45,500,000). As of September 30, 2016, the Company has made full payments of $6,821,385 and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Shijin Project.

On November 18, 2011, the Company won two bids for land use rights by auction to obtain two parcels of land in Yang County for a total consideration and a bidding commission of $11,949,057 (RMB 79,702,600). As of September 30, 2016, the Company had made full payment and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Yangzhou Palace project.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2016, two suppliers accounted for 22% and 17% of the total project expenditure, respectively. For the year ended September 30, 2015, three suppliers accounted for 23%, 21% and 17% of the total project expenditure, respectively.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include three regional real estate developers: Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd.,(“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd.,(“Fenghui”) as well other national real estate developers including Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

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

Experienced Management Team Supported by Trained and Motivated Workforce.

Our CEO and founder, Mr. Xiaojun Zhu has over 20 years of experience in the real estate industry and has gained considerable strategic planning and business management expertise in the past decade. Our management and workforce are well-trained and motivated. Employees receive on-going training in their areas of specialization at our head office in Hanzhong.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2016, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2016, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 142 full-time employees.

Department
Management	27
Accounting Staff	7
Sales and marketing staff	80
Administrative	28
Total	142

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.7% in the first nine months of 2016 from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. The monetary easing policies stabilized in the first nine months of 2016; the concentrated release of various demands contributed to the overall market upside; and the first-tier and second-tier core cities and their surrounding cities experienced successive outperformances, while overall risk remained in tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

The Company assessed its internal control over financial reporting and still has significant deficiencies as of September 30, 2016. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weakness in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In 2015 and 2014, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2016 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses would increase significantly which could significantly reduce the Company’s net income.

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

FISCAL 2016	High	Low
1st Quarter Ended December 31, 2015	$2.70	$1.42
2nd Quarter Ended March 31,2016	$3.63	$1.20
3rd Quarter Ended June 30, 2016	$3.25	$1.60
4th Quarter Ended September 30, 2016	$3.19	$1.63

FISCAL 2015	High	Low
1st Quarter Ended December 31, 2014	$5.70	$3.01
2nd Quarter Ended March 31,2015	$4.43	$2.34
3rd Quarter Ended June 30, 2015	$3.48	$2.57
4th Quarter Ended September 30, 2015	$2.72	$1.67

Holders

According to the records of our transfer agent, China HGS had 288 stockholders of record as of September 30, 2016.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2016. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

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

For fiscal 2016, our sales, gross profit and net income were $40,576,717, $9,803,323 and $5,018,940 respectively, representing an approximately 50.0%, 73.3% and 84.0% decrease in sales, gross profit and net income from fiscal 2015, respectively. The decrease in sales, gross profit and net income mainly resulted from decreased GFA sold during fiscal 2016.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for fiscal 2016 was $25,243,962 (2015 - $76,759,922), representing 62.2% of total revenue for the fiscal 2016 (2015 - 94.6%). The related costs of these real estate sales was $18,777,467 (2015 - $36,842,226) for fiscal 2016, representing 65.5% (2015 - 93.8%) of the real estate costs for fiscal 2016. The gross profit before sales taxes from the percentage of completion method was $6,466,495 (2015-$39,917,696), representing 54.3% (2015- 95.4%) of the total gross profits before sales taxes for fiscal 2016.

For fiscal 2016, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $456 per square meter, consistent from the ASP of $444 per square meter for fiscal 2015. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $600 per square meter for 2016, consistent from the ASP of $599 per square meter for fiscal 2015.

Market Outlook

In the balance of 2016 and looking forward into 2017, the macro-economic backdrop will continue to be uncertain with unrelenting downside pressure, while the overall inventory level of properties will remain high. The central government will continue to adopt policies aimed to ensure stability, economic growth and improved employment. The details of implementation by local government will vary among different PRC cities.

In 2017, the Company expects to launch the Liangzhou Road related project. The new projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed and approved by the local government in early 2017. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2016, the actual costs incurred by the Company was $117,226,429 (2015 - $85,069,755) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2016 and 2015, the Company received government’s subsidies in the amount of $Nil and $9,439,183 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

The Liangzhou road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area.

Oriental Garden Phase II

Oriental Garden Phase II project is planned to consist of 8 high-rise residential buildings and 6 commercial buildings with total planned GFA of 370,298 square meters. The project will also include a farmer’s market.

Liangzhou Mansion Liangzhou Mansion project is planned to consist of 7 high-rise building and commercial shops on the first floor with total planned GFA of 160,000 square meters.

Pearl Commercial Plaza

Pearl Commercial Plaza is planned to consist one office building, one service apartment (or hotel), classical architecture style of Chinese traditional houses and shopping malls with total planned GFA of 124,191 square meters.

The Company plans to start these three real estate projects in spring of 2017 when the local government expects to complete the reallocation of the existing residence in the Liangzhou road area.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the end of 2017. The Company has obtained pre-sale license in September 2016.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $25.2 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of September 30, 2016, the actual costs incurred by the Company was $2,390,633 which was included in real estate property under development on the consolidated balance sheet. The local government is in the process of acceptance and assessment process. The Company is expected to deliver these two road construction projects to local government in 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2016, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2017
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2017
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2017
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2017
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2017

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in 2017
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road to government in 2017
Hanzhong City Liangzhou Road and related projects	The road construction to be completed in 2017, the related projects will be completed in 2018 and later years.
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2017

RESULTS OF OPERATIONS

Year ended September 30, 2016 as compared to year ended September 30, 2015

Revenues

The following is a breakdown of revenue for the years ended September 30, 2016 and 2015:

	For the year ended September 30,
	2016	2015
Revenue recognized under full accrual method	$15,332,755	$4,355,572
Revenue recognized under percentage of completion method	25,243,962	76,759,922
Total	$40,576,717	$81,115,494

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $11,891,230 as of September 30, 2016 (2015 - $11,825,036). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $2,110,808 as of September 30, 2016 (2015 - $3,315,302).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2016, real estate development projects with gross profits recognized in 2015 had changes in their estimated revenue and related gross profit margins. The company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2016 decreased by $3,940,964 (2015 – $1,500,119) and basic and diluted earnings per share for the year ended September 30, 2016 decreased by $0.09 (2015 - $0.03).

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30% - 50% of the total purchase price of the property. As of September 30, 2016, the Company had security deposits for these guarantees amounted to approximately $1.5 million. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2016 and 2015, respectively:

	For the Years Ended September 30,
	2016		2015			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I and II	$3,178,371	20.7%	$2,227,474	51.1%	$(950,897)	42.7%
Mingzhu Xinju	-	-%	170,632	3.9%	(170,632)	(100)%
Central Plaza	-	-%	973,189	22.3%	(973,189)	(100)%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	12,154,384	79.3. %	984,277	22.6%	(11,170,107)	1,134.9%
Total Revenue	$15,332,755	100%	$4,355,572	100%	$(10,977,183)	252.0%
Sales Tax	(319,167)		(241,685)		(77,482)	32.1%
Revenue net of sales tax	$15,013,588		$4,113,887		$10,899,701	264.9%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to fiscal 2015, revenues before sales tax increased by 252.0% to approximately $15.3 million for the year ended September 30, 2016 from approximately $4.4 million for last year. The total GFA sold during fiscal 2016 was 29,392 square meters, representing a significant increase from the 7,997 square meters completed and sold during fiscal 2015, because both Mingzhu Garden Phase II and Yangzhou Pearl Garden Phase II projects were completed by September 30, 2015 therefore the sales from related properties were included in the above table.

Sales tax for fiscal 2016 and 2015 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the years ended September 30, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for fiscal 2016 increased by 32.1% from last year, primarily as a result of increase in revenue.  In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT.

Revenue recognized under percentage completion method

		For the year ended September 30, 2016
	Total GFA(3)	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties located in Hanzhong
Oriental Garden	275,014	100%	$105,741,424	$25,243,962	$105,741,424

		For the year ended September 30, 2015
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties located in Hanzhong
Mingzhu Garden – Mingzhu Beiyuan Phase II	358,058	100%	$99,513,407	$41,624,417	$99,513,407
Oriental Garden	273,787	87%	92,093,999	31,230,084	85,293,126
Real estate properties located in Yang County
Yangzhou Pearl Garden Phase II	67,653	100%	18,986,483	3,905,421	18,986,483
Total	699,498		$210,593,889	$76,759,922	$203,793,016

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Both Mingzhu Garden Phase II and Yangzhou Pearl Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table. For Oriental Garden real estate property, total contract sales as of September 30, 2016 were $106,303,997 (September 30, 2015 - $95,518,605). Total GFA sold under contract sales as of September 30, 2016 was 144,289 square meters (September 30, 2015 – 119,353). The average unit price was $737 per square meters (September 30, 2015 - $800). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $105,741,424 for the year ended September 30, 2016 (September 30, 2015 - $92,093,999). The Oriental Garden real estate property was completed as of September 30, 2016.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2016		2015
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$1,478,048	5.2%	$3,010,314	7.7%	$(1,532,266)	(50.9)%
Construction costs	27,192,730	94.8%	36,248,243	92.3%	(9,055,513)	(25.0)%
Total	$28,670,778	100%	$39,258,557	100%	$(10,587,779)	(27.0)%

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

Cost of sales was approximately $28.7 million for the year ended September 30, 2016 compared to $39.3 million for the year ended September 30, 2015. The $10.6 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold during fiscal 2016 under percentage completion method which led to decreased revenue and cost of sales during fiscal 2016.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2016 were approximately $1.5 million, as compared to $3.0 million for the year ended September 30, 2015, representing a decrease of $1.5 million from last year. The decrease in costs of land use rights was consistent with the fact that the total GFA sold under percentage completion method in 2016 was lower than last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2016 were approximately $27.2 million as compared to approximately $36.2 million for the year ended September 30, 2015, representing a decrease of $9.0 million. The decrease in construction cost was due to the decrease in units sold under percentage completion method in 2016.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2016 decreased to 70.7% from 48.4% for the year ended September 30, 2015, because a significant portion of revenue recognized under the percentage completion method in 2015 was from sales of commercial properties with higher selling price. Most of properties sold during the year ended September 30, 2016 were residential units with lower selling prices.

Gross profits

Gross profit was approximately $9.8 million for the year ended September 30, 2016 as compared to approximately $36.7 million for the year ended September 30, 2015, representing a decrease of $26.9 million, which was mainly attributable to less GFA sold in Mingzhu Garden Phase II projects and Oriental project during fiscal 2016. We have only limited models available for customer selection in the Mingzhu Garden Phase I and II projects, therefore, the related sales decreased in fiscal 2016. Oriental Garden project was completed as of September 30, 2016, we expected the future sales of Oriental Garden will increase in fiscal 2017. The overall gross profit as a percentage of real estate sales decreased to 24.2% for the year ended September 30, 2016 from 45.2% for the year ended September 30, 2015, was mainly due to the fact that more commercial units with higher margins in Mingzhu Garden Phase II and Oriental project in Hanzhong City were sold in fiscal 2015 comparing to fiscal 2016. Approximately 69.2% of the gross profit in fiscal 2015 were from sales of commercial units in Mingzhu Garden Phase II and Oriental Garden project, but there was only 30% of gross profit in fiscal 2016 were from the related sales. During fiscal 2015, total revenue from sales of commercial units in Mingzhu Garden Phase II and Oriental Garden projects amounted to approximately $35.2 million with average gross margin of 82%, while total revenue from sales of commercial units in Mingzhu Garden Phase II and Oriental Garden projects amounted to $4.9 million in fiscal 2016 with average gross margin of 73%.

	For the Year Ended September 30
	2016		2015
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden Phase I and II	$1,630,142	51%	$1,291,480	21%	$338,662	26.2%
Mingzhu Xinju	-	-	51,469	30%	(51,469)	(100)%
Central Plaza	-	-	360,599	37%	(360,599)	(100)%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	3,809,302	31%	21,091,413	50%	17,282,111	(81.9)%
Oriental Garden	6,466,495	26%	19,061,976	61%	(12,595,481)	(66.1)%
Sales Tax	(2,102,616)		(5,194,616)		3,092,000	(59.5)%
Total Gross Profit	$9,803,323	24.2%	$36,662,321	45.2%	$(26,858,998)	(73.3)%
Total Revenue	$40,576,717		$81,115,494		$(40,538,777)	(50.0)%

Operating expenses

Total operating expenses increased by 11.3% or $362,949 to $3,584,999 for the year ended September 30, 2016 from $3,222,050 for the year ended September 30, 2015, as a result of an increase in general and administration expenses of $162,011 and an increase in selling expense of $200,938. The increase in general and administration expense for fiscal 2016 was attributed to increases in surtax charges and office expense. The Company also incurred more marketing expense in fiscal 2016 to promote the Yang County Palace project and completed real estate projects.

	As of September 30,
	2016	2015
General and administrative expenses	$2,466,717	$2,304,706
Selling expenses	1,118,282	917,344
Total Operating expenses	$3,584,999	$3,222,050
Percentage of Revenue	9%	4%

Interest expense - net

Net interest expense was $225,155 for the year ended September 30, 2016, compared to net interest expense of $61,419 for the year ended September 30, 2015. Interest expense for fiscal 2016 and 2015 mainly included $72,400 interest from the one-year shareholder loan of $1,810,000 with our Chairman and CEO – Mr. Xiaojun Zhu. The interest rate for the loan is 4% per annum. In addition, the loan interest of $137,962 with China Construction Bank were fully expensed in fiscal 2016, because the related Mingzhu Garden Phase II project was fully completed as of September 30, 2015. Prior to September 30, 2015, the loan interest with China Construction bank were capitalized in the development cost of Mingzhu Garden Phase II project.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2016 and 2015.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In the fiscal years 2016 and 2015, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25% of net income. As a result, income tax expenses for the year ended September 30, 2016 were $974,688, representing a tax saving approximately of $0.6 million. Income taxes decreased in fiscal 2016 by 50.0% as compared to $1,951,226 for the year ended September 30, 2015 as a result of our lower revenue in fiscal 2016.

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

Net income

We reported $5,018,940 in net income for the year ended September 30, 2016, representing a decrease of 84.0% or $26.4 million as compared to $31,427,626 for the year ended September 30, 2015. The decline of net income was a result of the item discussed above.

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

Translation adjustments amounted to $(7,604,743) and $(5,186,242) as of September 30, 2016 and 2015, respectively.  The balance sheet amounts with the exception of equity at September 30, 2016 were translated at 6.6702RMB to 1.00 USD as compared to 6.3568RMB to 1.00 USD at September 30, 2015. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2016 and 2015 were 6.5326 RMB to 1.00 USD and 6.1653 RMB to 1.00 USD, respectively.

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

As of September 30, 2016, the Company had an approximately of $51.2 million in working capital, an increase of $16.9 million as compared to $34.3 million as of September 30, 2015. Our total cash and restricted cash balance increased to approximately $7.9 million as of September 30, 2016 as compared to approximately $3.0 million as of September 30, 2015. Since most of our current real estate developments are completed as of September 30, 2016, we are expecting to collect the full purchase price from our existing customers in the coming period. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,188,420 (RMB 775,000,000) long term loan at 4.245% interest to develop Liang Zhou Road Project. As of September 30, 2016, the Company borrowed $93,975,338 from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $76,618,856 as of September 30, 2016. On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $11,993,643 (RMB 80,000,000) for development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Year ended September 30, 2016 as compared to year ended September 30, 2015

Comparison of cash flows results for the fiscal year ended September 30, 2016 and fiscal year ended September 30, 2015, are summarized as follows:

	As of September 30,
	2016	2015	Variance
Net cash (used in) provided by operating activities	$(76,948,063)	$10,252,609	$(87,200,672)
Net cash used in investing activities	(125,023)	-	(125,023)
Net cash provided by (used in) financing activities	$82,311,136	$(10,000,865)	$92,312,001
Effect of changes of foreign exchange rate on cash	$(170,732)	$(43,370)	$(127,362)
Net increase (decrease) in cash	$5,067,318	$208,374	$4,858,944
Cash, beginning of year	$1,333,919	$1,125,545	$208,374
Cash, end of year	$6,401,237	$1,333,919	$5,067,318

Operating activities

Net cash used in operating activities during fiscal 2016 was approximately $76.9 million, consisting of net income of $5.0 million, noncash adjustments of $0.8 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property completed of $41.8 million mainly due to the completion of Oriental Garden real estate project, increase in real estate property under development of $18.3 million for continuous spending on Liangzhou Road and related projects, a decrease in accounts payable and other payable of $16.2 million due to more payments to our contractors and suppliers when the projects were at completion stage and an increase of security deposit of $5.0 million made to obtain other loans for development of Liangzhou Road and related project, offset by a decrease of customer deposits of $3.1 million due to more collections from our customer as most of our real estate projects were completed. The negative operation cash flow in fiscal 2016 mainly caused by less revenue and our continuous investment in the Liangzhou Road and related projects.

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

Financing activities

Net cash flows provided by financing activities was approximately $82.3 million for fiscal 2016, which included a net proceeds from shareholder loan of $0.9 million, a net proceeds from other loans of $87.4 million and offset by net repayment of a bank loan of approximately $6.1 million.

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

The carrying amounts of cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the long term other loans payable.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

December 21, 2016

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015

ASSETS
Current assets:
Cash	$6,401,237	$1,333,919
Restricted cash	1,493,537	1,715,268
Cost and earnings in excess of billings	11,891,230	11,825,036
Real estate property development completed	113,185,929	75,391,512
Real estate property under development	-	55,154,153
Other current assets	2,722,036	228,223

Total current assets	135,693,969	145,648,111

Property, plant and equipment, net	792,650	780,038
Real estate property development completed, net of current portion	1,657,055	2,140,271
Security deposits	7,940,137	3,146,237
Real estate property under development, net of current portion	207,384,015	143,660,781
Due from local government for real estate property development completed	2,920,990	3,065,000

Total Assets	$356,388,816	$298,440,438

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loan	$-	$6,292,474
Other loans	6,125,753	5,674,239
Accounts payable	30,574,497	41,501,682
Other payables	5,200,807	12,676,362
Construction deposits	1,911,158	1,959,706
Billings in excess of cost and earnings	2,110,808	3,315,302
Customer deposits	16,790,208	17,387,969
Shareholder loans	2,709,523	1,810,000
Accrued expenses	3,205,099	4,855,891
Taxes payable	15,843,815	15,830,886

Total current liabilities	84,471,668	111,304,511

Deferred tax liabilities	5,107,887	4,711,161
Customer deposits, net of current portion	10,687,272	8,246,004
Other loans, less current portion	99,843,228	15,731,186
Construction deposits, net of current portion	1,329,820	972,432

Total liabilities	201,439,875	140,965,294

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,050,000 shares issued and outstanding	$45,050	$45,050
Additional paid-in capital	129,793,572	17,764,316
Statutory surplus	8,495,631	16,439,333
Retained earnings	20,661,184	119,668,198
Accumulated other comprehensive income (loss)	(4,046,496)	3,558,247

Total stockholders' equity	154,948,941	157,475,144

Total Liabilities and Stockholders' Equity	$356,388,816	$298,440,438

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015
Real estate sales	$40,576,717	$81,115,494
Less: Sales tax	2,102,616	5,194,616
Cost of real estate sales	28,670,778	39,258,557
Gross profit	9,803,323	36,662,321
Operating expenses
Selling and distribution expenses	1,118,282	917,344
General and administrative expenses	2,466,717	2,304,706
Total operating expenses	3,584,999	3,222,050
Operating income	6,218,324	33,440,271
Interest expense- net	(225,155)	(61,419)
Other income - net	459	-
Income before income taxes	5,993,628	33,378,852
Provision for income taxes	974,688	1,951,226
Net income	5,018,940	31,427,626
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,604,743)	(5,186,242)
Comprehensive income (loss)	$(2,585,803)	$26,241,384
Basic and diluted income per common share
Basic	$0.11	$0.70
Diluted	$0.11	$0.70
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,052,252

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (Loss)	Total
Balance at September 30, 2014	45,050,000	$45,050	$17,759,349	$12,845,197	$91,834,708	$8,744,489	$131,228,793
Stock-based Compensation			4,967				4,967
Appropriation of statutory reserve				3,594,136	(3,594,136)		-
Net income for the year	-				31,427,626		31,427,626
Foreign currency translation adjustments						(5,186,242)	(5,186,242)
Balance at September 30, 2015	45,050,000	$45,050	$17,764,316	$16,439,333	$119,668,198	$3,558,247	$157,475,144
Stock-based Compensation			59,600				59,600
Appropriation of statutory reserve				516,314	(516,314)		-
Net income for the year					5,018,940		5,018,940
Recapitalization of VIE (“Guangsha”) equity*			111,969,656	(8,460,016)	(103,509,640)		-
Foreign currency translation adjustments						(7,604,743)	(7,604,743)
Balance at September 30, 2016	45,050,000	$45,050	$129,793,572	$8,495,631	$20,661,184	$(4,046,496)	$154,948,941

* For the year ended September 30, 2016, Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”), the VIE of the Company, had a recapitalization. The VIE’s accumulated retained earnings and statutory reserve were reclassified to additional paid – in capital in the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statement

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2016	2015
Cash flows from operating activities
Net income	$5,018,940	$31,427,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	631,099	1,870,180
Depreciation	74,723	83,701
Stock based compensation	59,600	4,967
Changes in assets and liabilities:
Advances to vendors	(60,480)	-
Security deposits	(5,045,816)	-
Cost and earnings in excess of billings	(634,893)	118,861
Real estate property development completed	(41,816,677)	(71,332,340)
Real estate property under development	(18,287,677)	63,376,691
Other current assets	(2,496,811)	1,171,630
Accounts payable	(9,166,316)	(14,428,567)
Other payables	(7,024,872)	(684,063)
Billings in excess of cost and earnings	(1,070,814)	462,916
Customer deposits	3,112,121	(8,439,960)
Construction deposits	456,014	1,654,075
Accrued expenses	(1,468,888)	1,201,727
Taxes payable	772,684	3,765,165
Net cash (used in ) provided by operating activities	(76,948,063)	10,252,609

Cash flow from investing activities
Purchase of fixed assets	(125,023)	-
Net cash used in investing activities	(125,023)	-

Cash flow from financing activities
Restricted cash	144,112	(181,392)
Proceeds from other loans	93,658,620	27,670,998
Repayment of other loans	(6,286,930)	(20,865,164)
Repayment of bank loan	(6,123,137)	(12,975,849)
Proceeds from shareholder loan	3,236,078	11,642,580
Repayment of shareholder loan	(2,317,607)	(15,292,038)
Net cash provided by (used in) financing activities	82,311,136	(10,000,865)
Effect of changes of foreign exchange rate on cash	(170,732)	(43,370)
Net increase in cash	5,067,318	208,374
Cash, beginning of year	1,333,919	1,125,545
Cash, end of year	6,401,237	1,333,919
Supplemental disclosures of cash flow information:
Interest paid	$5,102,735	$1,840,535
Income taxes paid	$424,970	$144,742
Non-cash financing activities:
Recapitalization of VIE (“Guangsha”)	$111,969,656	-

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2016 and 2015.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2016 and 2015:

	Balance as of
	September 30, 2016	September 30, 2015
Current assets	$135,675,587	$145,628,992
Non-current assets	220,295,366	152,360,755
Total assets	355,970,953	297,989,747

Current liabilities	83,547,250	110,515,207
Non-current liabilities	116,968,207	29,660,783
Total liabilities	$200,515,457	$140,175,990

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EFFECT OF CHANGE IN ESTIMATE

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2016, real estate development projects with gross profits recognized in 2015 had changes in their estimated revenue and related gross profit margins. The Company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2016 decreased by $3,940,964 (2015 – $1,500,119) and basic and diluted earnings per share for the year ended September 30, 2016 decreased by $0.09 (2015 - $0.03).

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

The carrying amounts of cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the long term other loans payable.

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

	2016	2015
Year end RMB : USD exchange rate	6.6702	6.3568
Annual average RMB : USD exchange rate	6.5326	6.1653

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2016 and 2015, the total interest capitalized in the real estate property development was $3,410,529 and $3,064,621, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets for the years ended September 30, 2016 and 2015.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2016 and 2015, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2016 and 2015.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2016 and 2015. As of September 30, 2016, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are subject to examination by the Chinese taxing authorities.

As of September 30, 2016, the tax years ended September 30, 2008 through September 30, 2016 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through September 30, 2016 remains open for statutory examination by U.S. tax authorities.

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

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2016 and 2015 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2016 and 2015, the Company recorded advertising expenses of $591,390 and $338,115, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended September 30,
	2016	2015
Net income attributable to common share holders	$5,018,940	$31,427,626

Weighted average common shares used in Basic computation	45,050,000	45,050,000
Effect of diluted stock options	-	2,252
Weighted average common shares used in Diluted computation	45,050,000	45,052,252

Earnings per share - Basic	$0.11	$0.70
Earnings per share - Diluted	$0.11	$0.70

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2016, two suppliers accounted for 22% and 17% of the total project expenditure, respectively. For the year ended September 30, 2015, three suppliers accounted for 23%, 21% and 17% of the total project expenditure, respectively.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. GAAP by: (1) requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; (3) Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and. (4) Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In May 2016, FASB issued ASU No. 2016-12—Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.  The Company is assessing the impact of the adoption of the ASU on its unaudited financial statements, disclosure requirements and methods of adoption.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements – continued

In August 2016, the FASB issued ASU No. 2016 15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to provide guidance on the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The guidance specifically addresses cash flow issues with the objective of reducing the diversity in practice. The guidance will be effective for the Company in fiscal year 2018, but early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control, to provide guidance on the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows: Restricted Cash". The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2016 and 2015:

	Balance as of
	September 30, 2016	September 30, 2015
Development completed:
Hanzhong City Mingzhu Garden Phase I	$952,066	$1,146,277
Hanzhong City Mingzhu Garden Phase II	54,933,680	66,070,589
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,371,633	1,439,257
Hanzhong City Oriental Pearl Garden (a)	50,643,258	-
Yang County Yangzhou Pearl Garden Phase I	2,396,420	3,419,273
Yang County Yangzhou Pearl Garden Phase II	4,545,927	5,456,387
Real estate property development completed	$114,842,984	$77,531,783
Less: Real estate property completed – short-term	113,185,929	75,391,512
Real estate property completed – long-term	$1,657,055	$2,140,271
Under development:
Hanzhong City Oriental Pearl Garden (a)	$-	$55,154,153
Yang County Yangzhou Palace	76,618,856	47,843,166
Hanzhong City Shijin Project	7,261,811	7,619,829
Hanzhong City Liangzhou Road and related projects (b)	117,226,429	85,069,755
Hanzhong City Hanfeng Beiyuan East (c)	657,706	587,993
Hanzhong City Beidajie (e)	3,228,580	78,735
Yang County East 2nd Ring Road (d)	2,390,633	2,461,303
Real estate property under development	$207,384,015	$198,814,934
Less: Short-term portion	-	55,154,153
Real estate property under development –long-term	$207,384,015	$143,660,781

(a)	The Company recognized $18,777,470 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2016 (2015 - $12,168,108). The project was completed as of September 30, 2016.

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed and approved by the local government in the early 2017.

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT (continued)

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2016, the actual costs incurred by the Company were $117,226,429 (September 30, 2015 - $85,069,755) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2016 and 2015, the Company received government’s subsidies of $Nil and $9,439,183 for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2016, the Company is waiting for the local government’s assessment and planning for the scope and budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $25.2 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2016 - 4.75% and September 30, 2015 – 5%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by 2017

(e)	For the years ended September 30, 2016 and 2015, the Company received government’s subsidies in the amount of $3,153,544 and $Nil for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Beidajie project.

As of September 30, 2016 and 2015, land use rights included in real estate property under development totaled $19,568,460 and $39,929,072, respectively.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2016 and 2015, property, plant and equipment was as follows:

	As of September 30,
	2016	2015
Buildings	$819,621	$860,030
Machinery	27,885	29,260
Office equipment	-	-
Automobiles	545,640	444,060
Total	1,393,146	1,333,350
Less: accumulated depreciation	600,496	553,312
Property, plant and equipment, net	$792,650	$780,038

Depreciation expense for the years ended September 30, 2016 and 2015 was $74,723 and $83,701, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT – LONG-TERM

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $2.9 million which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2016, a receivable from the Hanzhong local government of $2,920,990 was classified as long term on the accompanying consolidated balance sheets (September 30, 2015 - $3,065,000) because the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou road related projects in 2017 and a later time.

NOTE 6. SECURITY DEPOSITS

As of September 30, 2016 and 2015, security deposits were as follows:

	As of September 30,
	2016	2015
Security deposit for land use right (1)	$2,998,411	$3,146,237
Security deposits for other loan (2)	4,941,726	-
Security deposits	$7,940,137	$3,146,237

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $17,945,489 (RMB 119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2016, a deposit of $2,998,411 (RMB 20, 000,000) (2015 - $3,146,237 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

(2)	In connection with financing from Hanzhong Urban Construction Investment Development Co., Ltd ( See note 8), the Company was required to provide a security deposit for the loan received. As of September 30, 2016, the security deposit balances were $4,941,726 (September 30, 2015 - $Nil) for other loan with Hanzhong Urban Construction Investment Development Co., Ltd.

NOTE 7. BANK LOAN

On August 23, 2013, the Company entered into a project finance loan agreement (the "Loan Agreement") with China Construction Bank, Hanzhong Branch (the “Bank") for development of the Company’s Mingzhu Beiyuan project and was fully repaid as of September 30, 2016.

The average interest rate of the loan was 5% as of September 30, 2016 and 5.5% as of September 30, 2015. For the years ended September 30, 2016 and 2015, total loan interest was $137,962 and $952,083, respectively. Interest expense incurred in fiscal 2016 were included in the interest expense, because the Mingzhu Beiyuan project has been completed by September 30, 2015. Interest incurred in fiscal 2015 was capitalized in to the development cost of Mingzhu Garden – Mingzhu Beiyuan project Phase II.

NOTE 8. OTHER LOANS

	As of September 30,
	2016	2015
Loan A (i)	$-	$954,883
Loan B (ii)	-	4,719,356
Loan C (iii)	93,975,338	15,731,186
Loan D (iv)	11,993,643	-
	105,968,981	21,405,425
Less: current maturities of other loans	6,125,753	5,674,239
Other loans – long-term portion	$99,843,228	$15,731,186

(i)	A working capital finance agreement with a local investment company in Hanzhong was fully repaid in fiscal 2016. The loan carried a fixed interest of 10% per year. For the years ended September 30, 2016 and 2015, total interest was $23,364 and $1,038,846, respectively, which was capitalized in to the development cost of Liangzhou road project.

(ii)	On May 6, 2015, the Company renewed a credit agreement with a financial institution. On May 22, 2015, the Company borrowed $4,497,616 (RMB 30,000,000) at a fixed interest rate of 20% per year for a six months period and the rate may up-float 50% if the loan proceeds were not used for the intended borrowing purpose. The loan was for the construction of Oriental Pearl Garden real estate project. The loan has been fully repaid as of September 30, 2016. For the years ended September 30, 2016 and 2015, total finance cost was $107,055 and $755,097, respectively, which was capitalized in the development cost of Oriental Pearl Garden real estate project.

(iii)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,188,420 (RMB 775,000,000) for a long term loan at 4.245% interest per year to develop Liang Zhou Road Project. As of September 30, 2016, the Company borrowed $93,975,338 under this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $76,618,856 as of September 30, 2016. In addition, the Company was required to provide a security deposit for the loan received (see note 6). As of September 30, 2016, the security deposit balances were $4,941,726 (2015- $Nil) for loan received. For the years ended September 30, 2016 and 2015, the interest was $2,949,185 and $77,909, respectively, which was capitalized in to the development cost of Liangzhou road project. Subsequent to September 30, 2016, the Company further received $7,032,773 (RMB 46,910,000) from Hanzhong Urban Construction Investment Development Co., Ltd. The combined loan repayment schedule assuming total loan proceeds are borrowed are listed below:

	Repayment in USD	Repayment in RMB
29-May-2017	6,125,753	40,860,000
20-November-2017	6,125,753	40,860,000
20-April -2018	13,116,548	87,490,000
20-May-2018	6,232,197	41,570,000
20-November-2018	6,232,197	41,570,000
20-April-2019	13,116,548	87,490,000
20-May-2019	6,382,117	42,570,000
20-October-2019	13,116,548	87,490,000
29-November-2019	6,382,117	42,570,000
20-April-2020	13,121,046	87,520,000
20-October-2020	13,116,548	87,490,000
20-October-2021	13,121,046	87,520,000
Total	116,188,418	775,000,000

NOTE 8. OTHER LOANS (continued)

(iv)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $11,993,643 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of September 30, 2016, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For years ended September 30, 2016 and 2015, total interest was $290,653 and $Nil, respectively, which was capitalized in to the development cost of Oriental Garden project. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	2,998,411	20,000,000
Earlier of October 2018 or 70% sales completed	4,497,616	30,000,000
Earlier of January 2019 or 75% sales completed	4,497,616	30,000,000
Total	11,993,643	80,000,000

NOTE 9.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2016	2015
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,150,119	$7,832,619
Oriental Pearl Garden	5,582,158	7,220,575
Liangzhou road and related projects	2,593,625	2,035,615
Yang County Pearl Garden	2,057,931	2,334,775
Yang County Palace	8,093,647	6,210,389

Total	27,477,480	25,633,973
Including: Customer deposits - short-term	16,790,208	17,387,969
Customer deposits - long-term	$10,687,272	$8,246,004

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2016 and 2015, approximately $1.5 million and $1.7 million was guaranteed by the Company, respectively.

NOTE 10. RELATED PARTY LOANS

	As of September 30,
	2016	2015
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	899,523	-
Total	$2,709,523	$1,810,000

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2017. The Company recorded interest of $72,400 for each of the years ended September 30, 2016 and 2015. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2016 and 2015.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed with a new expiration date of June 30, 2017, with at an interest rate of 4.35% per year. The RMB loan balance as of September 30, 2016 and 2015 was $899,523 and $Nil, respectively. For the years ended September 30, 2016 and 2015, the interest was $40,172 and $240,687, respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 11. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of September 30, 2016 and 2015, 36.1% and 2.8% of the option awards have vested, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Options granted in August 2015
Risk-free interest rate	0.95%
Expected life of the options	3 year
Expected volatility	143%
Expected dividend yield	0%
Fair value	$178,800

NOTE 11. STOCK OPTIONS (continued)

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

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2014	140,000	$2.39	0.89	44,207
Granted	120,000	$1.89	2.89	178,800
Forfeited	(130,000)	$2.39	-	(31,093)
Exercised	-	-	-	-
Outstanding, September 30, 2015	130,000	$1.93	2.71	$191,914
Granted	-	-	-	-
Forfeited *	(10,000)	$2.37	-	(13,114)
Exercised	-	-	-	-
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Exercisable, September 30, 2016	43,333	$1.89	1.89	$64,567

* options expired for the years ended September 30, 2016.

Stock-based compensation expense recognized in the years ended September 30, 2016 and 2015 was $59,600 and $4,967, respectively. As of September 30, 2016 and 2015, there was $114,233 and $173,833 unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 12. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2016, the Company had business sales tax payable of $13,453,236 (2015- $13,306,414), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2016 and 2015, the Company’s income taxes were $974,688 and $1,951,226, respectively.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference. The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2016, 2015 and 2014:

	2016	2015
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	0.7%	0.1%
Net impact of Exemption rendered by local tax authorities and other adjustments	(9.4)%	(19.3)%

Effective tax rate	16.3%	5.8%

NOTE 12. TAXES (continued)

(B) Corporate income taxes (“CIT”) - continued

Income tax expense for the years ended September 30, 2016 and 2015 is summarized as follows:

	For the years ended September 30,
	2016	2015
Current tax provision	$343,589	$81,046
Deferred tax provision	$631,099	$1,870,180

Income tax expense	$974,688	$1,951,226

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $533,160 and $401,160 as of September 30, 2016 and 2015, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2036. However, the change in control resulting from the reverse merger in 2010 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2016 and 2015. The components of deferred taxes as of September 30, 2016 and 2015 consist of the following:

	As of September 30,
	2016	2015
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$181,274	$136,394
Valuation allowance	(181,274)	(136,394)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$5,107,087	$4,711,161
Deferred tax liability – long term	$5,107,087	$4,711,161

Movement of valuation allowance:

	As of September 30,
	2016	2015
Beginning Balance	$136,394	$110,089
Current year additions	44,880	26,305
Ending Balance	$181,274	$136,394

The valuation allowance increased $44,880 and $26,305 for the years end September 30, 2016 and 2015, respectively.

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

As at September 30, 2016, the outstanding LAT payable balance was $1,049,401 with respect to completed real estate properties sold up to September 30, 2016. As at September 30, 2015, the Company has an outstanding LAT payable balance of $752,664 with respect to completed real estate properties sold up to September 30, 2015.

NOTE 12. TAXES (continued)

(D) Taxes payable consisted of the following:

	September 30, 2016	September 30, 2015

CIT	$677,734	$794,780
Business tax	13,453,236	13,306,414
Other taxes and fees	1,712,845	1,729,692

Total taxes payable	$15,843,815	$15,830,886

NOTE 13.  STOCKHOLDERS’ EQUITY

(a) Common stock

Prior to the Share Exchange, the Company had 20,050,000 shares of common stock issued and outstanding. Before the closing of the Share Exchange transaction, the Company retired 14,000,000 shares of common stock in connection with the spin-off of Dalian Holding. In connection with the Share Exchange consummated on August 31, 2009, the Company issued 14,000,000 shares of its common stock to the HGS Shareholder and an additional 25,000,000 shares to the management team of Guangsha. As of September 30, 2016 and 2015, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

For the year ended September 30, 2016, in order to expand business in the large municipal market, which requires participants with significant paid in capital, the Company’s VIE – Guangsha completed an equity recapitalization. The VIE’s accumulated retained earnings of $103,509,640 and statutory reserve of $8,460,016 were reclassified to additional paid in capital in the consolidation financials statements.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. Due to the recapitalization of VIE equity, reserve of $8,460,016 was reversed and transferred to additional paid in capital in the year ended September 30, 2016. As of September 30, 2016 and 2015, the balance of statutory surplus reserve was $8,495,631 and $16,439,333, respectively.

NOTE 13.  STOCKHOLDERS’ EQUITY (continued)

(b) Statutory surplus reserves (continued)

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2016 and 2015.

NOTE 14. CONTINGENCIES AND COMMITMENTS

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company's management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of September 30, 2016 and 2015, the amount of security deposit provided for these guarantees was approximately $1.5 million and $1.7 million respectively.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2016	2015
ASSETS
Investment in subsidiary	$157,139,041	$159,592,844
Total Assets	$157,139,041	$159,592,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	380,100	307,700
Shareholder loan	1,810,000	1,810,000
Total current liabilities	2,190,100	2,117,700

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	$45,050	$45,050
Additional paid-in capital	129,793,572	17,764,316
Statutory surplus	8,495,631	16,439,333
Retained earnings	20,661,184	119,668,198
Accumulated other comprehensive income	(4,046,496)	3,558,247

Total stockholders' equity	154,948,941	157,475,144

Total Liabilities and Stockholders' Equity	$157,139,041	$159,592,844

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
Equity in profit of subsidiary	$5,150,940	$31,504,993
General and administrative expenses	59,600	4,967
Interest expense - net	72,400	72,400
Income before income taxes	5,018,940	31,427,626
Provision for income taxes	-	-
Net income	5,018,940	31,427,626
Other comprehensive income
Foreign currency translation adjustment	(7,604,743)	(5,186,242)
Comprehensive income (loss)	$(2,585,803)	$26,241,384

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
Cash flows from operating activities
Net income	$5,018,940	$31,427,626

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	59,600	4,967
Equity in profit of subsidiary	(5,150,940)	(31,504,993)

Changes in assets and liabilities:
Accrued expenses	72,400	72,400
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2016 and 2015.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2016, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2016. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2016 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016:

•	Lack of utilization of integrated information system, which could result in over reliance on spreadsheet applications without quality control assurances, lack of adequate policies and procedures to review and update spreadsheet information on timely basis, and lack of formal data backup policies and procedures.

•	Lack of adequate policies and procedures in internal audit function, which could result in: (1) lack of communication between internal audit department and the Audit Committee and the Board of Directors and (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned.

•	Lack of sufficient full-time accounting staff in our accounting department that have U.S. GAAP experience.

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2016, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	49	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	47	Director	2010
Christy Young Shue	53	Director	2012
John Chen	44	Director	2012
Yuankai Wen	69	Director	2010

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2016 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2016 and the number of meetings each committee held in fiscal year 2016.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2016	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2016 are as follows:

Name	Ages	Position
Xiaojun Zhu *	48	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	37	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2016, 2015 and 2014. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2016	29,984	-		(2)	29,984
Chairman of the Board (1)	2015	31,462	-		(2)	31,463

Wei Shen, Chief Financial Officer	2016	107,943	-	-		107,943
	2015	113,265	-	-		113,265

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2016 and 2015. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 6.6702 to the U.S. dollar for fiscal 2016 and RMB 6.3568 to the U.S. dollar for fiscal 2015.

(2)	The Company owns a motor vehicle which is available for Mr. Zhu’s use for business purposes. The value of this vehicle is less than $10,000.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2016 and 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2016 and 2015 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2016 and 2015 under any LTIP.

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

Employment Contracts and Termination of Employment

On May 28, 2012, the Company entered into a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company. The initial term of the contract was for one year and extended for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 (approximately US$8,995) and a discretional bonus of up to RMB 180,000 (approximately US$26,986). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2016, 2015 and 2014. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2016 Year End

None.

Compensation of Directors

The following tables provides information regarding compensation earned by non-employee directors who served during fiscal 2016.

FISCAL 2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$14,992	-	-	-	-	-	$14,992

John Chen	$36,000	-	29,800	-	-	-	$65,800

Christy Young Shue	$24,000	-	29,800	-	-	-	$53,800

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2016. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2016.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.6702 to the U.S. dollar.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 8, 2016 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen(5)	-	*
Christy Young Shue (5)	21,667	*
John Chen (5)	21,667	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,523,334	70.0%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of December 8, 2016 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of December 8, 2016. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of December 8, 2016, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 43,334 shares of common stock exercisable as of December 8, 2016 or within 60 days thereafter.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	120,000	$1.89	1,880,000
Total	120,000	$1.89	1,880,000

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

The following related party transactions occurred during the fiscal year ended September 30, 2016:

The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2017. The Company recorded interest of $72,400 for each of the years ended September 30, 2016 and 2015. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2016 and 2015.

On December 31, 2013, Guangsha, the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed with a new expiration date of June 30, 2017, with at an interest rate of 4.35% as of September 30, 2016 and 5.5% as of September 30, 2015. The RMB loan balance as of September 30, 2016 and 2015 was $899,523 and $Nil, respectively. For the years ended September 30, 2016 and 2015, the interest was $40,172 and $240,687, respectively, which is capitalized in the development cost of Liangzhou road project.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2016 and 2015. Fees (excluding reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2016 and 2015 were as follows:

	2016	2015
Audit Fees	$207,500	$190,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$207,500	$190,000

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2016.

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

China HGS Real Estate Inc.

Date: December 21, 2016	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: December 21, 2016	By:	/s/ Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojun Zhu	President, Chief Executive Officer, and Chairman of the Board of Directors	December 21, 2016
Xiaojun Zhu	(Principal Executive Officer)

/s/ Samuel Shen	Chief Financial Officer	December 21, 2016
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	December 21, 2016
Shenghui Luo

/s/ Christy Young Shue	Director	December 21, 2016
Christy Young Shue

/s/ John Chen	Director	December 21, 2016
John Chen

/s/ Yuankai Wen	Director	December 21, 2016
Yuankai Wen

