Form 10-Q
period 2016-12-31
CHINA HGS REAL ESTATE INC.
filed 2017-02-13
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2016	2016
ASSETS
Current assets:
Cash	$10,249,072	$6,401,237
Restricted cash	1,116,025	1,493,537
Cost and earnings in excess of billings	13,437,593	11,891,230
Real estate property development completed	101,761,829	113,185,929
Real estate property under development	84,609,389	-
Other current assets	2,643,599	2,722,036

Total current assets	213,817,507	135,693,969

Property, plant and equipment, net	745,600	792,650
Real estate property development completed, net of current portion	1,591,534	1,657,055
Security deposits	8,111,436	7,940,137
Real estate property under development, net of current portion	136,206,176	207,384,015
Due from local government for real estate property development completed	2,805,493	2,920,990

Total Assets	$363,277,746	$356,388,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other loans	$11,767,078	$6,125,753
Accounts payable	28,098,980	30,574,497
Other payables	4,987,591	5,200,807
Construction deposits	1,417,092	1,911,158
Billings in excess of cost and earnings	2,007,849	2,110,808
Customer deposits	16,747,747	16,790,208
Shareholder loan	2,673,956	2,709,523
Accrued expenses	2,982,946	3,205,099
Taxes payable	15,365,447	15,843,815

Total current liabilities	86,048,686	84,471,668
Deferred tax liabilities	4,905,919	5,107,887
Customer deposits, net of current portion	10,387,894	10,687,272
Other long term loan payable, less current portion	111,158,026	99,843,228
Construction deposits, net of current portion	1,277,239	1,329,820

Total liabilities	213,777,764	201,439,875

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2016 and September 30, 2016	45,050	45,050
Additional paid-in capital	129,808,472	129,793,572
Statutory surplus	8,495,631	8,495,631
Retained earnings	21,423,316	20,661,184
Accumulated other comprehensive loss	(10,272,487)	(4,046,496)
Total stockholders' equity	149,499,982	154,948,941

Total Liabilities and Stockholders' Equity	$363,277,746	$356,388,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended December 31,
	2016	2015
Real estate sales	$8,897,854	$5,856,607
Less: Sales tax	(112,602)	(411,988)
Cost of real estate sales	(7,061,035)	(3,208,889)
Gross profit	1,724,217	2,235,730
Operating expenses
Selling and distribution expenses	146,234	90,153
General and administrative expenses	472,730	478,511
Total operating expenses	618,964	568,664
Operating income	1,105,253	1,667,066
Interest expense	(121,123)	(104,046)
Income before income taxes	984,130	1,563,020
Provision for income taxes	221,998	135,796
Net income	762,132	1,427,224
Comprehensive loss
Foreign currency translation adjustment	(6,225,991)	(3,339,117)
Comprehensive loss	$(5,463,859)	$(1,911,893)
Basic and diluted income per common share
Basic and diluted	$0.02	$0.03
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$762,132	$1,427,224
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	-	66,304
Depreciation	15,962	20,187
Stock based compensation	14,900	14,900
Changes in assets and liabilities:
Advances to vendors	-	(84,577)
Cost and earnings in excess of billings	(2,049,151)	392,728
Real estate property development completed	7,061,036	2,258,837
Real estate property under development	(21,981,341)	(7,098,791)
Other current assets	(522,767)	(1,309,716)
Accounts payables	(1,287,068)	(8,509,618)
Other payables	(7,695)	3,635,725
Billings in excess of cost and earnings	(19,812)	122,823
Customer deposits	756,670	2,934,270
Construction deposits	(425,264)	(452,203)
Accrued expenses	(112,531)	(24,843)
Taxes payable	150,497	29,080
Net cash used in operating activities	(17,644,432)	(6,577,670)

Cash flow from financing activities
Restricted cash	323,605	(61,120)
Net proceeds from shareholder loan	-	852,802
Proceeds from other loans	21,488,076	10,824,408
Repayment of other loans	-	(5,163,753)
Net cash provided by financing activities	21,811,681	6,452,337

Effect of changes of foreign exchange rate on cash	(319,414)	(25,769)
Net increase (decrease) in cash	3,847,835	(151,102)
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$10,249,072	$1,182,817
Supplemental disclosures of cash flow information:
Interest paid	$1,374,159	$486,077
Income taxes paid	$170,567	$69,492

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirement of Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 21, 2016.

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

	For three months ended December 31,		September 30,
	2016	2015	2016
Period end RMB : USD exchange rate	6.9448	6.4917	6.6702
Period average RMB : USD exchange rate	6.8343	6.3907	6.5326

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2016 and 2015, the total interest capitalized in the real estate property development was $1,281,875 and $433,410, respectively

Impairment of long-lived assets

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2016 and 2015.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months periods ended December 31, 2016 and 2015, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2016 and September 30, 2016.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, Chinese entities’ income tax returns filed in China for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are subject to examination by the Chinese taxing authorities.

As of December 31, 2016, the tax years ended September 30, 2008 through September 30, 2016 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through September 30, 2016 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhou Garden, Nandajie, Central Plaza and Oriental Pearl Garden are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden and Yangzhou Palace are located, requires a tax rate of 0.5%.

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the three months ended December 31, 2016 and 2015 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three months ended December 31, 2016 and 2015, the Company recorded advertising expenses of $74,291 and $20,467, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2016, one supplier accounted for approximately 15% of the Company’s total project expenditures. For the three months ended December 31, 2015, one supplier accounted for over 70% of the Company’s total project expenditures.

 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning October 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our unaudited condensed consolidated financial statements.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2016 and September 30, 2016:

	Balance as of
	December 31, 2016	September 30, 2016
Development completed:
Hanzhong City Mingzhu Garden Phase I	$914,421	$952,066
Hanzhong City Mingzhu Garden Phase II	49,983,513	54,933,680
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,317,398	1,371,633
Hanzhong City Oriental Pearl Garden (a)	44,516,495	50,643,258
Yang County Yangzhou Pearl Garden Phase I	2,301,664	2,396,420
Yang County Yangzhou Pearl Garden Phase II	4,319,872	4,545,927
Real estate property development completed	103,353,363	114,842,984
Less: Real estate property completed – short-term	101,761,829	113,185,929
Real estate property completed – long-term	$1,591,534	$1,657,055
Under development:
Yang County Yangzhou Palace	$81,681,583	$76,618,856
Hanzhong City Shijin Project	6,974,676	7,261,811
Hanzhong City Liangzhou Road and related projects (b)	114,764,694	117,226,429
Hanzhong City Hanfeng Beiyuan East (c)	631,700	657,706
Hanzhong City Beidajie (e)	14,466,805	3,228,580
Yang County East 2nd Ring Road (d)	2,296,107	2,390,633
Real estate property under development	220,815,565	207,384,015
Less: Short-term portion	84,609,389	-
Real estate property under development –long-term	$136,206,176	$207,384,015

(a)	The Company recognized $Nil of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2016 (2015 - $950,052)

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed and approved by the local government in 2017.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2016, the actual costs incurred by the Company were $114,764,694 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of December 31, 2016, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.2 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2016 - 4.75% and September 30, 2016 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction is expected to be completed by 2017.

(e)	For the three months ended December 31, 2016 and 2015, the Company received government’s subsidies in the amount of $Nil and $3,234,900 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Beidajie project.

As of December 31, 2016 and September 30, 2016, land use rights included in real estate property under development totaled $18,794,716 and $19,568,460, respectively.

NOTE 4. OTHER LOANS

	December 31, 2016	September 30, 2016
Loan A (i)	$99,265,621	$93,975,338
Loan B (ii)	11,519,411	11,993,643
Loan C (iii)	12,140,072	-
	122,925,104	105,968,981
Less: current maturities of other loans	11,767,078	6,125,753
Other loans – long-term portion	$111,158,026	$99,843,228

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $111,594,288 (RMB 775,000,000) for a long term loan at 4.245% interest per year to develop Liang Zhou Road Project. As of December 31, 2016 and September 30, 2016, the Company borrowed $99,265,621 and $93,975,338 under this credit line, respectively. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $81,681,583 as of December 31, 2016 (September 30, 2016 - $76,618,856). In addition, the Company was required to provide a security deposit for the loan received. As of December 31, 2016 and September 30, 2016, the deposit balances were $5,237,156 and $4,941,726, respectively, and included in the security deposits. For the three months ended December 31, 2016 and 2015, the interest was $1,137,874 and $293,480, respectively, which was capitalized in to the development cost of Liangzhou road project. The combined loan repayment schedule assuming total loan proceeds are borrowed are listed below:

	Repayment in USD	Repayment in RMB
29-May-2017	5,883,539	40,860,000
20-November-2017	5,883,539	40,860,000
20-April -2018	12,597,915	87,490,000
20-May-2018	5,985,774	41,570,000
20-November-2018	5,985,774	41,570,000
20-April-2019	12,597,915	87,490,000
20-May-2019	6,129,766	42,570,000
20-October-2019	12,597,915	87,490,000
29-November-2019	6,129,766	42,570,000
20-April-2020	12,602,235	87,520,000
20-October-2020	12,597,915	87,490,000
20-October-2021	12,602,235	87,520,000
Total	111,594,288	775,000,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $11,519,411 (RMB 80,000,000) related to Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of December 31, 2016, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months ended December 31, 2016 and 2015, total interest was $105,782 and $Nil, respectively. As of September 30, 2016, these projects were completed and the related interest was charged to expense. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	2,879,853	20,000,000
Earlier of October 2018 or 70% sales completed	4,319,779	30,000,000
Earlier of January 2019 or 75% sales completed	4,319,779	30,000,000
Total	11,519,411	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(iii)	In December 2016, the Company received a loan proceed of $12,140,072 (RMB 84,310,375) in connection with a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,135,123 (RMB119,000,000) for the development of Hanzhong City Liangzhou Road project. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $114,764,694 as collateral for the loan. For the three months ended December 31, 2016 and 2015, total financing costs were $130,503 and $Nil, respectively, which was capitalized in to the development cost of Hanzhong City Liangzhou Road project.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2016	September 30, 2016
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,137,482	$9,150,119
Oriental Pearl Garden	5,288,000	5,582,158
Liangzhou road and related projects	2,707,062	2,593,625
Yang County Pearl Garden	2,322,265	2,057,931
Yang County Palace	7,680,832	8,093,647

Total	27,135,641	27,477,480
Less: Customer deposits - short-term	16,747,747	16,790,208
Customer deposits - long-term	$10,387,894	$10,687,272

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of December 31, 2016 and September 30, 2016, approximately $1.1 million and $1.5 million were guaranteed by the Company, respectively.

NOTE 6. RELATED PARTY LOANS

	As of
	December 31, 2016	September 30, 2016
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	863,956	899,523
Total	$2,673,956	$2,709,523

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. RELATED PARTY LOANS (continued)

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder (“Mr. Zhu”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2017. The Company recorded interest expense of $18,100 and $18,100 for three months ended December 31, 2016 and 2015, respectively. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2016 and September 30, 2016.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”) entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed with a new expiration date of June 30, 2017, with at an interest rate of 4.35% per year. The RMB loan balance as of December 31, 2016 and September 30, 2016 was $863,956 and $899,523, respectively. For the three months ended December 31, 2016 and 2015, the interest was $13,498 and $12,518, respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 7. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of December 31, 2016 and September 30, 2016, 44.4% and 36.1% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2016	120,000	$1.89	1.64	$178,800
Exercisable, December 31, 2016	53,333	$1.89	1.64	$79,467

The Company recorded $14,900 and $14,900 stock-based compensation expense for the three months ended December 31, 2016 and 2015, respectively. Since the average share price for the three months ended December 31, 2016 was below the exercise price of the above options, these options were anti-dilutive for the three months ended December 31, 2016, and therefore would not be included in the diluted shares calculation.

NOTE 8. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2016, the Company had business sales tax payable of $12,968,303 (September 30, 2016- $13,453,236), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice.

 B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three months ended December 31, 2016 and 2015, the Company’s income taxes were $221,998 and $135,796, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

Income tax expense for the three months ended December 31, 2016 and 2015 is summarized as follows:

	For the three months ended December 31,
	2016	2015
Current tax provision	$221,998	$69,492
Deferred tax provision	-	66,304

Income tax provision	$221,998	$135,796

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $566,160 and $533,160 as of December 31, 2016 and September 30, 2016, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2016 and September 30, 2016. The components of deferred taxes as of December 31, 2016 and September 30, 2016 consist of the following:

	December 31, 2016	September 30, 2016
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$192,494	$181,274
Valuation allowance	(192,494)	(181,274)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$4,905,919	$5,107,087
Deferred tax liability – long term	$4,905,919	$5,107,087

Movement of valuation allowance:

	December 31, 2016	September 30, 2016
Beginning Balance	$181,274	$136,394
Current period additions	11,220	44,880
Ending Balance	$192,494	$181,274

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

The valuation allowance increased $11,220 and $11,220 for the three months end December 31, 2016 and 2015, respectively.

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at December 31, 2016, the outstanding LAT payable was $1,091,334 with respect to completed real estate properties sold up to December 31, 2016. As at September 30, 2016,  the outstanding LAT payable balance was $1,049,401 with respect to completed real estate properties sold up to September 30, 2016.

(D) Taxes payable consisted of the following:

	December 31, 2016	September 30, 2016

CIT	$701,549	$677,734
Business tax	12,968,303	13,453,236
Other taxes and fees	1,695,595	1,712,845

Total taxes payable	$15,365,447	$15,843,815

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of December 31, 2016 and September 30, 2016, the amount of security deposit provided for these guarantees was approximately $1.1 million and $1.5 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2016, our sales, gross profit and net income were $8,897,854, $1,724,217 and $762,132, respectively, representing an approximate 51.9% increase in sales but 22.9% and 46.6% decrease in gross profit and net income as compared to three months ended December 31, 2015, respectively. The increase in sales was mainly resulted from more gross floor area (“GFA”) sold during this quarter. The decrease in gross profit and net income was mainly resulted from lower margin residential units sold during this quarter.

The Company uses the percentage of completion method to account for real estate sales residential projects with construction periods from 18 to 24 months. For the quarter ended December 31, 2016, we did not recognize revenue under the percentage of completion method because we fully completed the construction work on Oriental Pearl Garden Phase I by September 30, 2016 and our current under development projects have not met the criteria for revenue recognition under the percentage of completion method. As a result, we put our focus on selling previously completed commercial and residential units in order to reduce the inventory stockpile during current quarter and accordingly 100% of our current quarter revenue was recognized under the full accrual method. For the same period of last year, we reported $2,652,178 or 45.3% of our total revenue recognized under the percentage of completion method, with related costs of these real estate sales of $950,052, or 29.6% of our total real estate costs, and gross profit from the percentage of completion method of $1,702,126, or 76.1% of the total gross profit.

For the three months ended December 31, 2016, the average selling price (“ASP”) for our completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $200.1 per square meter, a decrease of 42.8% from the ASP of $350.1 per square meter for the three months ended December 31, 2015. The decrease in ASP was mainly due to the fact that we lowered the selling price for limited residential units to promote the sales for the quarter ended December 31, 2016. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $498.0 per square meter, an 18.2% decrease from the ASP of $608.7 per square meter for the three months ended December 31, 2015. The decrease mainly due to more commercial units sold in the Oriental Garden project in the same period of last year.  During the first quarter of last year, 62.9% of revenue recognized from Oriental Garden project were from sales of commercial properties, while all the revenue recognized from Oriental Garden project were from sales of residential properties in the first quarter of fiscal 2017.

Market Outlook

Based on recent market condition, we anticipate that the macro-economic backdrop will continue to be uncertain in 2017 with unrelenting downside pressure, while the overall inventory level of properties will remain high. The central government will continue to adopt policies aimed to ensure stability, economic growth and improved employment. The details of implementation by local government will vary among different PRC cities.

In 2017, the Company expects to launch the Liangzhou Road related projects. The new projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

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

As of December 31, 2016, the actual costs incurred by the Company was $114,764,694 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2016 and 2015, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

The Liangzhou road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area. The Company plans to start these three real estate projects in 2017 when the local government expects to complete the reallocation of the existing residence in the Liangzhou road area

Oriental Pearl Garden Phase II

Oriental Garden Phase II project is planned to consist of 8 high-rise residential buildings and 6 commercial buildings with total planned GFA of 370,298 square meters. The project will also include a farmer’s market.

Liangzhou Mansion

Liangzhou Mansion project is planned to consist of 7 high-rise building and commercial shops on the first floor with total planned GFA of 160,000 square meters.

Pearl Commercial Plaza

Pearl Commercial Plaza is planned to consist one office building, one service apartment (or hotel), classical architecture style of Chinese traditional houses and shopping malls with total planned GFA of 124,191 square meters

Other projects

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $24.2 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of December 31, 2016 and September 30, 2016, the actual costs incurred by the Company were $2,296,107 and $2,390,633, respectively, which was included in real estate property under development on the unaudited condensed consolidated balance sheets. The local government is in the process of acceptance and assessment process. The Company is expected to deliver these two road construction projects to local government in 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of December 31, 2016, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2017
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2017
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2017
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2017
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2017
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2017

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in 2017
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road to government in 2017
Hanzhong City Liangzhou Road and related projects	The road construction to be completed in 2017, the related projects will be completed in 2018 and later years.
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2017

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2016 and 2015, the Company did not recognize any impairment for real estate property under development and completed. If we had to recognize an impairment loss, it would have affected our net income and earnings per share.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 compared to Three Months Ended December 31, 2015

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2016	2015

Revenue recognized under full accrual method	$8,897,854	$3,204,429
Revenue recognized under percentage of completion method	-	2,652,178
Total	$8,897,854	$5,856,607

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2016		2015		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$3,537,695	39.8%	$2,354,950	73.5%	$1,182,745	50.2%
Oriental Pearl Garden	5,324,262	59.8%	-	0.0%	5,324,262	100.0%
Yangzhou Pearl Garden Phase I and II	35,897	0.4%	849,479	26.5%	(813,582)	(95.8%)

Total Real Estate Sales before Sales Tax	8,897,854	100%	3,204,429	100%	5,693,425	177.7%
Sales Tax	(112,602)		(178,599)		65,997	37.0%
Revenue net of sales tax	$8,785,252		$3,025,830		$5,759,422

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for this quarter as compared to the same comparative period of 2015. For the completed real estate properties, only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended December 31, 2016, which led to more GFA sold during the quarter than in the same period of 2015.

Revenues before sales tax increased by 177.7% to approximately $8.9 million for the three months ended December 31, 2016 from approximately $3.2 million for the same period last year. The total GFA sold during the three months ended December 31, 2016 was 17,976 square meters, representing a 185.6% increase from 6,295 square meters completed and sold for the same period of last year.

Sales tax for the three months ended December 31, 2016 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended December 31, 2016 and 2015 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be reduced by the change from business tax to VAT. As a result of this tax policy change, the sales tax for the three months ended December 31, 2016 decreased by 37% from the same period last year.

Revenue recognized from projects under development

For the three months ended December 31, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden Phase I	N/A	N/A	N/A	N/A	N/A

Oriental Garden Phase I has been completed by September 30, 2016, therefore the related revenue was not included in the above table. For the quarter ended December 31, 2016, we did not recognize any revenue under the percentage of completion method.

		For the three months ended December 31, 2015
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden Phase I	273,787	87%	$91,791,647	$2,652,178	$87,945,304

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2016 and 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2016 and 2015 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Both Mingzhu Garden Phase II and Yangzhou Pear Garden Phase II projects were completed by September 30, 2015, therefore the related revenue was not included in the above table. For Oriental Garden real estate property under development, total contract sales as of December 31, 2015 were $95,384,869. Total GFA sold under contract sales as of December 31, 2015 was 122,545 square meters. The average unit price was $778 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $91,791,647 for the three months ended December 31, 2015.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2016		2015		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$353,051	5.0%	$223,006	6.9%	$130,045	58.3%
Construction cost	6,707,984	95.0%	2,985,883	93.1%	3,722,101	124.7%
Total cost	$7,061,035	100%	$3,208,889	100%	$3,852,146	120.0%

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

Cost of sales was approximately $7.1 million for the three months ended December 31, 2016 compared to $3.2 million for the three months ended December 31, 2015. The $3.85 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the quarter ended December 31, 2016 which led to increased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2016 were $0.4 million, as compared to $0.2 million for the three months ended December 31, 2015, representing an increase of $0.2 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter was higher than the same period of last year..

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2016 were approximately $6.7 million as compared to approximately $3.0 million for the three months ended December 31, 2015, representing an increase of $3.7 million. The increase in construction cost was due to increase in units sold during the quarter ended December 31, 2016.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2016 increased to 79.4% from 54.8% for the three months ended December 31, 2015, which was mainly attributable to more residential units with lower margin sold in current quarter.

Gross Profit

Gross profit was approximately $1.7 million for the three months ended December 31, 2016 as compared to approximately $2.2 million for the three months ended December 31, 2015, representing a decrease of $0.5 million. The overall gross profit as a percentage of real estate sales before sales tax decreased to 19.4% during the three months ended December 31, 2016 from 38.2% for the same quarter last year, mainly due to more lower margin residential properties, instead of higher margin commercial properties, sold in Mingzhu Garden and Oriental Pearl Garden projects during the first quarter fiscal 2017. During the first quarter of fiscal 2017, 100% of revenue recognized from Mingzhu Garden and Oriental Pearl Garden projects were from sales of residential properties, while 62.9% of revenue recognized from Oriental Pearl Garden project were from sales of commercial properties in the same period of last year. Due to this change in sales mix, our gross profit margin for the three months ended December 31, 2016 decreased. In addition, the Company reduced the selling price for a limited portion of residential units in Yang County and Hanzhong City to promote the sales in 2017.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2016		2015
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$714,709	20.2%	$717,654	30.5%
Oriental Garden	1,133,268	21.3%	1,702,127	64.2%
Yangzhou Pearl Garden Phase I and II	(11,158)	(31.1%)	227,937	26.8%
Sales Tax	(112,602)		(411,988)
Total Gross Profit	1,724,217	19.4%	2,235,730	38.2%
Total Real Estate Sales before Sales Tax	$8,897,854		$5,856,607

Operating Expenses

Total operating expenses increased by 8.8% or $50,300 to $618,964 for the three months ended December 31, 2016 from $568,664 for the three months ended December 31, 2015 as a result of an increase in selling expense of 56,081 primarily attributed to more sales commission paid to the sales representatives to promote the sales of our completed residential and commercial units. Our general and administrative expense was $472,730 for the three months ended December 31, 2016, which was consistent with $478,511 for the three months ended December 31, 2015. Our total operating expenses accounted for 7.0% and 9.7% of our real estate sales before sales taxes for the three months ended December 31, 2016 and 2015, respectively.

	For Three Months Ended December 31,
	2016	2015

Selling expenses	$146,234	$90,153
General and administrative expenses	472,730	478,511
Total operating expenses	$618,964	$568,664
Percentage of Real Estate Sales before Sales Tax	7.0%	9.7%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2016 and 2015.

PRC Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong City, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended December 31, 2016 were $221,998 compared to $135,796 for the three months ended December 31, 2015 as a result of the increase in our revenue. .

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

Net Income

We reported net income of $762,132 for the three months ended December 31, 2016, as compared to net income of $1,427,224 for the three months ended December 31, 2015. The decrease of approximately $0.67 million in our net income was primarily due to higher costs of sales and lower gross profit as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $6.2 million and negative $3.3 million for the three months ended December 31, 2016 and 2015, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at December 31, 2016 were translated at 6.9448 RMB to 1.00 USD as compared to 6. 6702 RMB to 1.00 USD at September 30, 2016, RMB has depreciated 4.1% against the U.S. dollar from September 30, 2016 to December 31, 2016. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2016 and 2015 were 6.8343 RMB and 6.3907 RMB, respectively. RMB has depreciated 6.9% against the U.S. dollar from December 31, 2015 to December 31, 2016. As a result, our financial statements reported more translation loss.

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

As of December 31, 2016, the Company had approximately $127.8 million in working capital, an increase of $76.6 million as compared to $51.2 million as of September 30, 2016. Our total cash and restricted cash balance were approximately $11.4 million and $7.9 million as of December 31, 2016 and September 30, 2016, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during fiscal 2017. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $111,594,288 (RMB 775,000,000) long term loan at 4.245% interest to develop Liangzhou Road Project. As of December 31, 2016, the Company borrowed $99,265,621 (September 30, 2016 - $93,975,338) from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $81,681,583 as of December 31, 2016 (September 30, 20016 - $76,618,856). On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $11,519,411 (RMB 80,000,000) related to Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. In addition, in December 2016, the Company received a loan proceed of $12,140,072 (RMB 84,310,375) in connection with a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,135,123 (RMB119,000,000) for the development of Hanzhong City Liangzhou Road project. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $114,764,694 as collateral for the loan. For the three months ended December 31, 2016 and 2015, total financing costs were $130,503 and $Nil, respectively, which was capitalized in to the development cost of Hanzhong City Liangzhou Road project.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2016	2015
Net cash used in operating activities	$(17,644,432)	$(6,577,670)
Net cash provided by financing activities	21,811,681	6,452,337
Effect of change of foreign exchange rate on cash	(319,414)	(25,769)
Net cash increase (decrease) in cash	3,847,835	(151,102)
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$10,249,072	$1,182,817

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2016 was $17.6 million, consisting of net income of $762,132, noncash adjustments of $30,862 and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $7.1 million because we sold these completed residential and commercial units during current quarter, an increase in the real estate under development of approximately $22 million due to constructions on the Liangzhou road and related projects and Hanzhong City Beidajie project, payments of accounts payable of approximately $1.3 million and the increase in customer deposits of approximately $0.8 million. The cash outflows used in operating activities is mainly attributable to our increased spending on our real estate properties under development.

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

Financing Activities

Net cash flows provided by financing activities amounted to approximately $21.8 million for the three months ended December 31, 2016, primarily because we received loan proceeds of approximately $21.5 million from local bank and other financial institution and invested these amounts on our real estate projects under development, including approximately $9.2 million (RMB 62,545,587) borrowed from Hanzhong Urban Construction Investment Development Co., Ltd for our Liangzhou Road related projects, and $12.3 million (RMB 84,310,375) borrowed from Hantai District Urban Construction Investment Development Co., Ltd for our Hanzhong Liangzhou Road project.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 13, 2017	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer