Form 10-Q
period 2017-03-31
CHINA HGS REAL ESTATE INC.
filed 2017-05-12
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Current assets:
Cash	$2,290,389	$6,401,237
Restricted cash	1,100,447	1,493,537
Cost and earnings in excess of billings	12,340,490	11,891,230
Real estate property development completed	94,437,309	113,185,929
Real estate property under development	94,376,792	-
Other current assets	2,008,185	2,722,036

Total current assets	206,553,612	135,693,969

Property, plant and equipment, net	737,396	792,650
Real estate property development completed, net of current portion	1,605,777	1,657,055
Security deposits for land use right	7,694,430	7,940,137
Real estate property under development, net of current portion	153,223,559	207,384,015
Due from local government for real estate property development completed	2,830,600	2,920,990

Total Assets	$372,645,374	$356,388,816
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other loans	$11,872,385	$6,125,753
Accounts payable	24,604,226	30,574,497
Other payables	5,057,405	5,200,807
Construction deposits	1,437,652	1,911,158
Billings in excess of cost and earnings	2,078,686	2,110,808
Customer deposits	16,662,127	16,790,208
Shareholder loan	3,175,644	2,709,523
Accrued expenses	2,873,536	3,205,099
Taxes payable	15,912,799	15,843,815

Total current liabilities	83,674,460	84,471,668
Deferred tax liabilities	4,949,824	5,107,887
Customer deposits, net of current portion	13,856,184	10,687,272
Other loans, less current portion	117,192,568	99,843,228
Construction deposits, net of current portion	1,276,989	1,329,820

Total liabilities	220,950,025	201,439,875
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2017 and September 30, 2016	45,050	45,050
Additional paid-in capital	129,823,372	129,793,572
Statutory surplus	8,495,631	8,495,631
Retained earnings	22,246,398	20,661,184
Accumulated other comprehensive income	(8,915,102)	(4,046,496)
Total stockholders' equity	151,695,349	154,948,941

Total Liabilities and Stockholders' Equity	$372,645,374	$356,388,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016

Real estate sales	$11,113,794	$6,851,859	$20,011,648	$12,708,466
Less: Sales tax	(353,436)	(481,325)	(466,038)	(893,313)
Cost of real estate sales	(8,254,621)	(4,128,020)	(15,315,656)	(7,336,909)
Gross profit	2,505,737	2,242,514	4,229,954	4,478,244

Operating expenses
Selling and distribution expenses	131,851	126,026	278,085	216,179
General and administrative expenses	1,150,833	580,851	1,623,563	1,059,362
Total operating expenses	1,282,684	706,877	1,901,648	1,275,541

Operating income	1,223,053	1,535,637	2,328,306	3,202,703

Interest expense	(123,447)	(69,094)	(244,570)	(173,140)
Income before income taxes	1,099,606	1,466,543	2,083,736	3,029,563

Provision for income taxes	276,524	166,502	498,522	302,298
Net income	823,082	1,300,041	1,585,214	2,727,265

Other comprehensive income (loss)
Foreign currency translation adjustment	1,357,385	1,054,539	(4,868,606)	(2,284,578)

Comprehensive income (loss)	$2,180,467	$2,354,580	$(3,283,392)	$442,687

Basic and diluted income per common share
Basic and diluted	$0.02	$0.03	$0.04	$0.06

Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,585,214	$2,727,265
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	-	154,618
Stock based compensation	29,800	29,800
Depreciation	30,837	39,909
Changes in assets and liabilities:

Advances to vendors	-	(22,979)
Cost and earnings in excess of billings	(820,187)	876,158
Real estate property development completed	15,301,222	4,416,727
Real estate property under development	(46,802,444)	(21,468,295)
Other current assets	631,894	(2,336,254)
Accounts payables	(5,042,313)	(13,409,544)
Other payables	17,601	714,978
Billings in excess of cost and earnings	33,317	(972,219)
Customer deposits	3,905,190	6,092,375
Construction deposits	(427,586)	(465,792)
Accrued expenses	(245,158)	(437,604)
Taxes payable	561,290	442,578
Net cash used in operating activities	(31,241,323)	(23,618,279)

Cash flow from financing activities
Restricted cash	348,127	(64,102)
Proceeds from shareholder loan	495,742	842,975
Repayment of shareholder loan	-	(357,298)
Repayment of bank loans	-	(4,640,228)
Proceeds from other loans	26,470,545	33,746,140
Repayment of other loans	-	(5,579,101)
Net cash provided by financing activities	27,314,414	23,948,386

Effect of changes of foreign exchange rate on cash	(183,939)	(18,343)
Net increase (decrease) in cash	(4,110,848)	311,764
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$2,290,389	$1,645,683
Supplemental disclosures of cash flow information:
Interest paid	$2,781,494	$961,149
Income taxes paid	$355,975	$162,762

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirement of Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 21, 2016.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash, restricted cash, advances to vendors, security deposits for land use rights, other current assets, accounts payable, short-term loans, other payables, customer deposits, accrued expenses and taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the long-term customer, construction, security deposits, due from the local government and the long-term loan payable approximate their carrying amounts because the deposits are received in cash.

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

	For six months ended March 31,		September 30,
	2017	2016	2016
Period end RMB: USD exchange rate	6.8832	6.4494	6.6702
Six months average RMB: USD exchange rate	6.8584	6.4652	6.5326

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

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2017, the total interest capitalized in the real estate property development was $1,320,670 and $2,602,545, respectively. For the three and six months ended March 31, 2016, the total interest capitalized in the real estate property development was $442,788 and $874,936, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2017 and 2016.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and six months periods ended March 31, 2017 and 2016, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forfeitures are estimated at the time of grant and revised, if necessary, in the subsequent period if actual forfeitures differ from initial estimates. Forfeiture rate is estimated based on historical and future expectation of employee turnover rate and are adjusted to reflect future change in circumstances and facts, if any. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those stock options and common stock awards that are expected to vest。

 Income taxes

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2017 and September 30, 2016.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, Chinese entities’ income tax returns filed in China for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are subject to examination by the Chinese taxing authorities.

As of March 31, 2017, the tax year ended September 30, 2008 through March 31, 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax year ended September 30, 2012 through September 30, 2016 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

Comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three and six months ended March 31, 2017 and 2016 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and six months ended March 31, 2017, the Company recorded advertising expenses of $31,478 and $105,769, respectively (2016 - $22,949 and $43,416).

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended March 31, 2017, one supplier accounted for over 38% of the Company’s total project expenditures. For the three months ended March 31, 2016, two suppliers accounted for over 43% and 16% of the Company’s total project expenditures, respectively. For the six months ended March 31, 2017, one supplier accounted 14% of the Company's total project expenditures. For the six months ended March 31, 2016, two suppliers accounted for 55% and 12% of the Company’s total project expenditures, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2017 and September 30, 2016:

	Balance as of
	March 31, 2017	September 30, 2016
Development completed:
Hanzhong City Mingzhu Garden Phase I	$922,604	$952,066
Hanzhong City Mingzhu Garden Phase II	46,805,702	54,933,680
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,329,188	1,371,633
Hanzhong City Oriental Pearl Garden (a)	40,408,165	50,643,258
Yang County Yangzhou Pearl Garden Phase I	2,322,263	2,396,420
Yang County Yangzhou Pearl Garden Phase II	4,255,164	4,545,927
Real estate property development completed	96,043,086	114,842,984
Less: Real estate property completed – short-term	94,437,309	113,185,929
Real estate property completed – long-term	$1,605,777	$1,657,055
Under development:
Yang County Yangzhou Palace	$91,370,390	$76,618,856
Hanzhong City Shijin Project	7,037,095	7,261,811
Hanzhong City Liangzhou Road and related projects (b)	122,122,212	117,226,429
Hanzhong City Hanfeng Beiyuan East (c)	689,746	657,706
Hanzhong City Beidajie (e)	24,064,253	3,228,580
Yang County East 2nd Ring Road (d)	2,316,655	2,390,633
Real estate property under development	247,600,351	207,384,015
Less: Short-term portion	94,376,792	-
Real estate property under development –long-term	$153,223,559	$207,384,015

(a)	The Company recognized $Nil of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2017 (2016 - $1,970,130 and $2,920,181).

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. Due to the extension, the Company expected the road construction to be completed and approved by the local government in 2017.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2017, the actual costs incurred by the Company were $122,122,212 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of March 31, 2017, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.4 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2017 – 4.75% and September 30, 2016 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction is expected to be completed by 2017.

(e)	For the three and six months ended March 31, 2017, the Company has not received government’s subsidies related to its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City. For the three and six months ended March 31, 2016, the Company received government’s subsidies in the amount of $Nil and $3,256,029 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. Since the Company has not met the performance requirement, the Company recorded the subsidies to offset against the development cost of Beidajie project.

As of March 31, 2017 and September 30, 2016, land use rights included in real estate property under development totaled $18,962,916 and $19,568,460, respectively.

NOTE 4. OTHER LOANS

	March 31, 2017	September 30, 2016
Loan A (i)	$100,153,982	$93,975,338
Loan B (ii)	11,622,501	11,993,643
Loan C (iii)	17,288,470	-
	129,064,953	105,968,981
Less: current maturities of other loans	11,872,385	6,125,753
Other loans – long-term portion	$117,192,568	$99,843,228

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to $112,592,978 (RMB 775,000,000) for a long-term loan at 4.245% interest per year to develop Liang Zhou Road Project. As of March 31, 2017 and September 30, 2016, the Company borrowed $100,153,982 and $93,975,338 under this credit line, respectively. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $91,370,390 as of March 31, 2017 (September 30, 2016 - $76,618,856). In addition, the Company was required to provide a security deposit for the loan received. As of March 31, 2017 and September 30, 2016, the deposit balances were $5,288,950 and $4,941,726, respectively, and included in the security deposits. Interest of $1,175,312 and $359,405 for the three months ended March 31, 2017 and 2016, and interest of $2,313,186 and $652,885 for the six months ended March 31, 2017 and 2016, respectively, were capitalized in to the development cost of Liangzhou road project. The combined loan repayment schedule assuming total loan proceeds are borrowed are listed below:

	Repayment in USD	Repayment in RMB
29-May-2017	5,936,192	40,860,000
20-November-2017	5,936,192	40,860,000
20-April -2018	12,710,658	87,490,000
20-May-2018	6,039,342	41,570,000
20-November-2018	6,039,342	41,570,000
20-April-2019	12,710,658	87,490,000
20-May-2019	6,184,623	42,570,000
20-October-2019	12,710,658	87,490,000
29-November-2019	6,184,623	42,570,000
20-April-2020	12,715,016	87,520,000
20-October-2020	12,710,658	87,490,000
20-October-2021	12,715,016	87,520,000
Total	112,592,978	775,000,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $11,622,501 (RMB 80,000,000) related to Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of March 31, 2017, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months ended March 31, 2017 and 2016, total interest was $103,880 and $67,584, respectively. For the six months ended March 31, 2017 and 2016, total interest was $209,662 and $67,584, respectively. As of September 30, 2016, these projects were completed and the related interest was charged to expense. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	2,905,625	20,000,000
Earlier of October 2018 or 70% sales completed	4,358,438	30,000,000
Earlier of January 2019 or 75% sales completed	4,358,438	30,000,000
Total	11,622,501	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,288,470 (RMB119,000,000) for the development of Hanzhong City Liangzhou Road project. As of March 31, 2017, the Company received all the proceeds. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $122,122,212 as collateral for the loan. Total financing costs of $128,143 and $Nil for the three months ended March 31, 2017 and 2016, and $258,646 and $Nil for the six months ended March 31, 2017 and 2016, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

NOTE 5. CUSTOMER DEPOSITS

	March 31, 2017	September 30, 2016
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,617,704	$9,150,119
Oriental Pearl Garden	5,076,396	5,582,158
Liangzhou road and related projects	2,556,950	2,593,625
Yang County Pearl Garden	1,968,027	2,057,931
Yang County Palace	11,299,234	8,093,647

Total	30,518,311	27,477,480
Less: Customer deposits - short-term	16,662,127	16,790,208
Customer deposits - long-term	$13,856,184	$10,687,272

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of March 31, 2017 and September 30, 2016, approximately $1.1 million and $1.5 million were guaranteed by the Company, respectively.

NOTE 6. RELATED PARTY LOANS

	As of
	March 31, 2017	September 30, 2016
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	1,365,644	899,523
Total	$3,175,644	$2,709,523

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. RELATED PARTY LOANS (continued)

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2017. The Company recorded interest of $18,100 and $36,200 for the three and six months ended March 31, 2017 (2016 -$18,100 and $36,200). The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2017 and September 30, 2016.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”) entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of March 31, 2017 and September 30, 2016 was $1,365,644 and $899,523, respectively. The Company recorded interest of $17,214 and $30,712 for the three and six months ended March 31, 2017 (2016 - $10,070 and $22,588), respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 7. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of March 31, 2017 and September 30, 2016, 52.8% and 36.1% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2017	120,000	$1.89	1.39	$178,800
Exercisable, March 31, 2017	63,333	$1.89	1.39	$94,367

The Company recorded $14,900 and $29,800 stock-based compensation expense for the three and six months ended March 31, 2017 (2016 - $14,900 and $29,800), respectively. Since the average share price for the three and six months ended March 31, 2017 was below the exercise price of the above options, these options were anti-dilutive at March 31, 2017 and therefore would not be included in the diluted shares calculation.

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2017, the Company had business sales tax payable of $13,373,642 (September 30, 2016- $13,453,236), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and six months ended March 31, 2017 the Company’s income taxes were $276,524 and $498,522 (2016 - $166,502 and $302,298), respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

Income tax expense for the three and six months ended March 31, 2017 and 2016 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Current tax provision	$276,524	$78,188	$498,522	$147,680
Deferred tax provision	-	88,314	-	154,618
Income tax provision	$276,524	$166,502	$498,522	$302,298

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $599,160 and $533,160 as of March 31, 2017 and September 30, 2016, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2017 and September 30, 2016. The components of deferred taxes as of March 31, 2017 and September 30, 2016 consist of the following:

	March 31, 2017	September 30, 2016
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$203,714	$181,274
Valuation allowance	(203,714)	(181,274)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$4,949,824	$5,107,087
Deferred tax liability – long term	$4,949,824	$5,107,087

Movement of valuation allowance:

	March 31, 2017	September 30, 2016
Beginning Balance	$181,274	$136,394
Current period additions	22,440	44,880
Ending Balance	$203,714	$181,274

The valuation allowance increased $11,220 and $22,440 for the three and six months ended March 31, 2017 (2016 -$11,220 and $22,440), respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at March 31, 2017, the outstanding LAT payable was $1,237,002 with respect to completed real estate properties sold up to March 31, 2017. As at September 30, 2016,  the outstanding LAT payable balance was $1,049,401 with respect to completed real estate properties sold up to September 30, 2016.

(D) Taxes payable consisted of the following:

	March 31, 2017	September 30, 2016

CIT	$798,795	$677,734
Business tax	13,373,642	13,453,236
Other taxes and fees	1,740,362	1,712,845

Total taxes payable	$15,912,799	$15,843,815

NOTE 9. COMMITMENTS AND CONTINGENCY

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of March 31, 2017 and September 30, 2016, the amount of security deposit provided for these guarantees was approximately $1.1 million and $1.5 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended March 31, 2017 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2017, our sales, gross profit and net income were $20,011,648, $4,229,954 and $1,585,214, respectively, representing an approximate 57.5% increase in sales but 5.5% and 41.9% decrease in gross profit and net income as compared to six months ended March 31, 2016, respectively. The increase in sales was mainly resulted from more gross floor area (“GFA”) sold during the six months ended March 31, 2017. The decrease in gross profit and net income was mainly resulted from lower margin residential units sold during the six months ended March 31, 2017.

The Company uses the percentage of completion method to account for real estate sales residential projects with construction periods from 18 to 24 months. For the six months ended March 31, 2017, we did not recognize revenue under the percentage of completion method because we fully completed the construction work on Oriental Pearl Garden Phase I by September 30, 2016 and our current under development projects have not met the criteria for revenue recognition under the percentage of completion method. As a result, we put our focus on selling previously completed commercial and residential units in order to reduce the inventory stockpile during current period and accordingly 100% of our revenue for the six months ended March 31, 2017 was recognized under the full accrual method. However, for the six months ended March 31, 2016, we reported $6,184,724 or 48.7% of our total revenue recognized under the percentage of completion method, with related costs of these real estate sales of $2,920,181, or 39.8% of our total real estate costs, and gross profit from the percentage of completion method of $2,754,749, or 61.5% of the total gross profit.

For the six months ended March 31, 2017, the average selling price (“ASP”) for our completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $329 per square meter, a decrease of 5% from the ASP of $347.1 per square meter for the six months ended March 31, 2016. The decrease in ASP was mainly due to the fact that we lowered the selling price for limited residential units to promote the sales for the six months ended March 31, 2017. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $533.3 per square meter, an 9% decrease from the ASP of $587.7 per square meter for the six months ended March 31, 2016. The decrease mainly due to more commercial units sold in the Oriental Garden project in the same period of last year.  During the six months ended March 31, 2016, 22.2% of our revenue recognized from sales of commercial properties and parking lots which normally has higher profit margin between 60% to 85%, while for the six months ended March 31, 2017, all of our revenue recognized from sales of residential properties which has lower profit margin of 30% to 35%.

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

As of March 31, 2017, the actual costs incurred by the Company was $122,122,212 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $24.4 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of March 31, 2017 and September 30, 2016, the actual costs incurred by the Company were $2,316,655 and $2,390,633, respectively, which was included in real estate property under development on the unaudited condensed consolidated balance sheets. The local government is in the process of acceptance and assessment process. The Company is expected to deliver these two road construction projects to local government in 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2017, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, income taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2017	2016

Revenue recognized under full accrual method	$11,113,794	$3,319,313
Revenue recognized under percentage of completion method	-	3,532,546
Total	$11,113,794	$6,851,859

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2017		2016		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$4,821,688	43.4%	$2,935,740	88.4%	$1,885,948	64.2%
Oriental Pearl Garden	6,186,456	55.6%	-	0.0%	6,186,456	100.0%
Yangzhou Pearl Garden Phase I and II	105,650	1.0%	383,573	11.6%	(277,923)	(72.5)%

Total Real Estate Sales before Sales Tax	11,113,794	100%	3,319,313	100%	7,794,481	234.8%
Sales Tax	(353,436)		(204,920)		(148,516)	72.5%
Revenue net of sales tax	$10,760,358		$3,114,393		$7,645,965

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the three months ended March 31, 2017 as compared to the same comparative period of 2016. For the completed real estate properties, only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended March 31, 2017, which led to more GFA sold during the quarter than in the same period of 2016.

Revenues before sales tax increased by 234.8% to approximately $11.1 million for the three months ended March 31, 2017 from approximately $3.3 million for the same period last year. The total GFA sold during the three months ended March 31, 2017 was 21,589 square meters, representing a 243% increase from 6,295 square meters completed and sold for the same period of last year.

Sales tax for the three months ended March 31, 2017 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended March 31, 2017 and 2016 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be reduced by the change from business tax to VAT. The sales tax for the three months ended March 31, 2017 increased by $148,516 or 72.5% from the same period last year as a result of increase in our revenue.

Revenue recognized from projects under development

For the three months ended March 31, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden Phase I	N/A	N/A	N/A	N/A	N/A

Oriental Garden Phase I has been completed by September 30, 2016, therefore the related revenue was not included in the above table. For the quarter ended March 31, 2017, we did not recognize any revenue under the percentage of completion method.

		For the three months ended March 31, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden Phase I	273,787	90%	$92,153,399	$3,532,546	$87,521,374

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Oriental Garden real estate property under development, total contract sales as of March 31, 2016 were $95,740,912. Total GFA sold under contract sales as of March 31, 2016 was 124,741 square meters. The average unit price was $767.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $92,153,399 for the three months ended March 31, 2016.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$639,721	7.7%	$302,459	7.3%	$337,,262	111.5%
Construction cost	7,624,900	92.3%	3,825,561	92.7%	3,789,339	99.1%
Total cost	$8,254,621	100%	$4,128,020	100%	$4,126,601	100%

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

Cost of sales was approximately $8.2 million for the three months ended March 31, 2017 compared to $4.1 million for the three months ended March 31, 2016. The $4.1 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the quarter ended March 31, 2017 which led to increased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2017 were $0.6 million, as compared to $0.3 million for the three months ended March 31, 2016, representing an increase of $0.3 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter was higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2017 were approximately $7.6 million as compared to approximately $3.8 million for the three months ended March 31, 2016, representing an increase of $3.8 million. The increase in construction cost was due to increase in units sold during the quarter ended March 31, 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2017 increased to 74.3% from 60.2% for the three months ended March 31, 2016, which was mainly attributable to more residential units with lower margin sold in current quarter.

Gross Profit

Gross profit was approximately $2.5 million for the three months ended March 31, 2017 as compared to approximately $2.2 million for the three months ended March 31, 2016, representing an increase of $0.26 million. The overall gross profit as a percentage of real estate sales before sales tax decreased to 22.5% during the three months ended March 31, 2017 from 32.7% for the same quarter last year, mainly due to more lower margin residential properties, instead of higher margin commercial properties, sold in Mingzhu Garden, Oriental Pearl Garden ansd Yangzhou Pearl Garden projects during the three months ended March 31, 2017. During the three months ended March 31, 2017, 100% of revenue recognized from Mingzhu Garden, Oriental Pearl Garden and Yangzhou Pearl Garden projects were from sales of residential properties, while 16.7% of revenue recognized from sales of commercial properties and parking lots in the same period of last year. Due to this change in sales mix, our gross profit margin for the three months ended March 31, 2017 decreased. In addition, the Company reduced the selling price for a limited portion of residential units in Yang County and Hanzhong City to promote the sales in 2017.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2017		2016
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$1,193,369	24.8%	$1,062,939	36.2%
Oriental Garden	1,661,381	26.9%	1,562,416	44.2%
Yangzhou Pearl Garden Phase I and II	4,423	4.2%	98,484	25.7%
Sales Tax	(353,436)		(481,325)
Total Gross Profit	2,505,737	22.5%	2,242,514	32.7%
Total Real Estate Sales before Sales Tax	$11,113,794		$6,851,859

Operating Expenses

Total operating expenses increased by 81.5% or $575,807 to $1,282,684 for the three months ended March 31, 2017 from $706,877 for the three months ended March 31, 2016 as a result of an increase in selling expense of $5,825 primarily attributed to more sales commission paid to the sales representatives to promote the sales of our completed residential and commercial units. Our general and administrative expense increased by $569,982 or 98.1% from $580,851 for three months ended March 31, 2016 to $1,150,833 for the three months ended March 31, 2017, primarily due to increased repairing and maintenance expense incurred on the completed projects. Our total operating expenses accounted for 11.5% and 10.3% of our real estate sales before sales taxes for the three months ended March 31, 2017 and 2016, respectively.

	For Three Months Ended March 31,
	2017	2016

Selling expenses	$131,851	$126,026
General and administrative expenses	1,150,833	580,851
Total operating expenses	$1,282,684	$706,877
Percentage of Real Estate Sales before Sales Tax	11.5%	10.3%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2017 and 2016.

PRC Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong City, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended March 31, 2017 were $276,524 compared to $166,502 for the three months ended March 31, 2016 as a result of the increase in our revenue.

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

Net Income

We reported net income of $823,082 for the three months ended March 31, 2017, as compared to net income of $1,300,041 for the three months ended March 31, 2016. The decrease of approximately $0.48 million in our net income was primarily due to higher costs of sales, lower gross profit and increased selling and general and administrative expense as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $1.36 million and $1.05 million for the three months ended March 31, 2017 and 2016, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at March 31, 2017 were translated at 6.8832 RMB to 1.00 USD as compared to 6.6702 RMB to 1.00 USD at September 30, 2016, RMB has depreciated 3.2% against the U.S. dollar from September 30, 2016 to March 31, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2017 and 2016 were 6.8584 RMB and 6.4652 RMB, respectively. RMB has depreciated 6.1% against the U.S. dollar from March 31, 2016 to March 31, 2017. As a result, our financial statements reported more translation gain or loss in 2017.

Six Months Ended March 31, 2017 compared to Six Months Ended March 31, 2016

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2017	2016

Revenue recognized under full accrual method	$20,011,648	$6,523,742
Revenue recognized under percentage of completion method	-	6,184,724
Total	$20,011,648	$12,708,466

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2017		2016		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$8,359,383	41.8%	$5,290,690	81.1%	$3,068,693	58.0%
Yangzhou Pearl Garden Phase I and Phase II	141,547	0.7%	1,233,052	18.9%	(1,091,505)	(88.5)%
Oriental Garden	11,510,718	57.5%	-	-	11,510,718	100.0%

Total Real Estate Sales before Sales Tax	20,011,648	100%	6,523,742	100%	13,487,906	206.8%
Sales Tax	(466,038)		(383,519)		(82,519)	21.5%
Revenue net of sales tax	$19,545,610		$6,140,223		$13,405,387

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the six months ended March 31, 2017 as compared to the same comparative period of 2016. Our sales of completed real estate projects increased by approximately $13.5 million or 206.8% from the sales of $6.5 million in the same period of last year to approximately $20 million for the six months ended March 31, 2017. The total GFA sold during the six months ended March 31, 2017 was 39,565 square meters. The total GFA sold during the six months ended March 31, 2016 was 12,555 square meters. For the completed real estate properties, we only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the six months ended March 31, 2017, which led to more GFA sold during the six months ended March 31, 2017 than in the same period of 2016.

Sales tax for the six months ended March 31, 2016 and 2016 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended March 31, 2017 and 2016 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the six months ended March 31, 2017 increased by 21.5% from the same period last year, primarily as a result of the increase in our revenue.

Revenue recognized under percentage completion method

For the six months ended March 31, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties underdevelopment located in Hanzhong
Oriental Garden Phase I	N/A	N/A	N/A	N/A	N/A

Oriental Garden Phase I has been completed by September 30, 2016, therefore the related revenue was not included in the above table. For the six months ended March 31, 2017, we did not recognize any revenue under the percentage of completion method.

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

For six months ended March 31, 2016, our revenue recognized under the percentage of completion method amounted to $6,184,724. For Oriental Garden real estate property under development, total contract sales as of March 31, 2016 were $95,740,912. Total GFA sold under contract sales as of March 31, 2016 was 124,741 square meters. The average unit price under contract sales was $767.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $92,153,399 for the six months ended March 31, 2016.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$992,772	6.5%	$525,466	7.2%	$467,306	88.9%
Construction cost	14,322,884	93.5%	6,811,443	92.8%	7,511,441	110.3%
Total cost	$15,315,656	100%	$7,336,909	100%	$7,978,747	108.7%

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

Cost of sales was approximately $15.3 million for the six months ended March 31, 2017 compared to $7.3 million for the six months ended March 31, 2016. The $8 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the six months ended March 31, 2017 under full accrual method which led to increased revenue and cost of sales during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2017 were approximately $1.0 million, as compared to $0.5 million for the six months ended March 31, 2016, representing an increase of $0.5 million from the same period last year. The increase was consistent with the fact that total GFA sold for the six months ended March 31, 2017 was higher than the same period of 2016.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2017 were approximately $14.3 million as compared to approximately $6.8 million for the six months ended March 31, 2016, representing an increase of $7.5 million. The increase in construction cost was due to increase in units sold during the six months ended March 31, 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2017 slightly increased to 76.5% from 57.7% for the six months ended March 31, 2016, which was mainly attributable to the fact the Company sold more residential units with lower margin in 2017 as compared to more commercial units and parking lots were sold with higher margin in the same period of last year.

Gross Profit

Gross profit was approximately $4.3 million for the six months ended March 31, 2017 as compared to approximately $4.5 million for the six months ended March 31, 2016, representing a decrease of $0.25 million, which was mainly attributable to more lower margin residential units rather than commercial units were sold in six months ended March 31, 2017. The overall gross profit as a percentage of real estate sales before sales tax decreased to 21.1% during the six months ended March 31, 2016 from 35.2% for the same period last year, mainly due to the Company sold more parking space and certain commercial units with higher margin in the same period of last year. During the six months ended March 31, 2017, only 100% of revenue were from sales of residential properties, while 22.2% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%. In addition, the Company adopted more flexible selling price on the residential units in the Mingzhu Garden project, Oriental Garden and Yangzhou Pearl Garden project, the lower selling price also resulted in a decrease in the gross margin. The overall decrease in gross profit margin for the six months ended March 31, 2017 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2017		2016
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$1,908,078	22.8%	$1,780,593	33.7%
Oriental Garden	2,794,649	24.3%	3,264,542	52.8%
Yangzhou Pearl Garden	(6,735)	(4.8)%	326,422	26.5%
Sales Tax	(466,038)		(893,313)
Total Gross Profit	4,229,954	21.1%	4,478,244	35.2%
Total Real Estate Sales before Sales Tax	$20,011,648		$12,708,466

Operating Expenses

Total operating expenses increased by 49.1% or $626,107 to $1,901,648 for the six months ended March 31, 2017 from $1,275,541 for the six months ended March 31, 2016 as a result of an increase in selling expense of $61,906 and a 53.3% increase in general and administration expenses of $564,201.

The increase in selling expenses for six months ended March 31, 2017 was primarily attributed to increase of commission paid to salesforce and marketing activities. The increase in general administration expense for the six months ended March 31, 2016 was attributed to the Company incurred more repairing and maintenance expense on the completed projectss.

	For Six Months Ended March 31,
	2017	2016

Selling expenses	$278,085	$216,179
General and administrative expenses	1,623,563	1,059,362
Total operating expenses	$1,901,648	$1,275,541
Percentage of Real Estate Sales before Sales Tax	9.5%	10.0%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2017 and 2016.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the six months ended March 31, 2017 were $498,522 compared to $302,298 for the six months ended March 31, 2016 as a result of the increase in our revenue.

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

Net Income

We reported net income of approximately $1.6 million for the six months ended March 31, 2017, as compared to net income of approximately $2.7 million for the six months ended March 31, 2016. The decrease of $1.1 million in our net income was primarily due to higher costs of sales, lower gross profit and increased selling and general and administrative expense as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $4,868,606 and $2,284,578 for the six months ended March 31, 2017 and 2016, respectively.  The balance sheet amounts with the exception of equity at March 31, 2017 were translated at 6.8832 RMB to 1.00 USD as compared to 6.6702 RMB to 1.00 USD at September 30, 2016, RMB has depreciated 3.2% against the U.S. dollar from September 30, 2016 to March 31, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2017 and 2016 were 6.8584 RMB and 6.4652 RMB, respectively. RMB has depreciated 6.1% against the U.S. dollar from March 31, 2016 to March 31, 2017. As a result, our financial statements reported more translation loss in the six months ended March 31, 2017.

.

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

As of March 31, 2017, the Company had approximately $122.9 million in working capital, an increase of $71.7 million as compared to $51.2 million as of September 30, 2016 primarily due to the fact that the short term real estate project under development of $94.4 million are expected to be completed in next 12 months therefore classified as current asset . Our total cash and restricted cash balance were approximately $3.4 million and $7.9 million as of March 31, 2017 and September 30, 2016, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during remaining half of our fiscal 2017. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $112,592,978 (RMB 775,000,000) long term loan at 4.245% interest to develop Liangzhou Road Project. As of March 31, 2017, the Company borrowed $100,153,982 (September 30, 2016 - $93,975,338) from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $91,370,390 as of March 31, 2017 (September 30, 20016 - $76,618,856). On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $11,622,501 (RMB 80,000,000) related to Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. In addition, In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,288,470 (RMB119,000,000) for the development of Hanzhong City Liangzhou Road project. As of March 31, 2017, the Company received all the proceeds. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $122,122,212 as collateral for the loan.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2017	2016
Net cash used in operating activities	$(31,241,323)	$(23,618,279)
Net cash provided by financing activities	27,314,414	23,948,386
Effect of change of foreign exchange rate on cash	(183,939)	(18,343)
Net cash increase (decrease) in cash	(4,110,848)	311,764
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$2,290,389	$1,645,683

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2017 was $31.2 million, consisting of net income of approximately $1.6 million, noncash adjustments of $60,637 and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $46.8 million, paying off the accounts payable of $5 million, and decrease of cost and earnings in excess of billings of $0.8 million, offset by a decrease in real estate property development completed by $15.3 million due to current sales a net increase of customer deposits received of $3.9 million, an increase of tax payables of $0.6 million.

Net cash used in operating activities during the six months ended March 31, 2016 was $23.6 million, consisting of net income of $2.7 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $21.5 million, paying off the accounts payable of $13.4 million, an increase of other current asset of $2.3 million and decrease of billing in excess of cost and earnings of $1.0 million, offset by a decrease in real estate property development completed by $4.4 million due to current sales, a net increase of customer deposits received of $6.1 million, a decrease of cost and earnings in excess of billings of $0.9 million and increase of other payable of $0.7 million.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $27.3 million for the six months ended March 31, 2017, which mainly included an increase of $26.5 million new loans from banks or financial institutions and increase in shareholder loan of $0.5 million.

Net cash flows provided by financing activities amounted to approximately $23.9 million for the six months ended March 31, 2016, which mainly included an increase of $33.7 million new loans from banks or financial institutions and offset by total loan repayments of $10.2 million.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the six months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

May 12, 2017	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

