Form 10-Q
period 2017-06-30
CHINA HGS REAL ESTATE INC.
filed 2017-08-11
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	September 30
	2017	2016
ASSETS
Current assets:
Cash	$3,294,128	$6,401,237
Restricted cash	1,206,637	1,493,537
Cost and earnings in excess of billings	12,663,464	11,891,230
Real estate property development completed	89,509,976	113,185,929
Real estate property under development	87,796,734	-
Other current assets	2,070,244	2,722,036

Total current assets	196,541,183	135,693,969

Property, plant and equipment, net	831,638	792,650
Real estate property development completed, net of current portion	1,630,388	1,657,055
Security deposits for land use right	7,812,355	7,940,137
Real estate property under development, net of current portion	158,848,636	207,384,015
Due from local government for real estate property development completed	2,873,982	2,920,990

Total Assets	$368,538,182	$356,388,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other loans	$25,064,535	$6,125,753
Accounts payable	24,295,058	30,574,497
Other payables	3,912,671	5,200,807
Construction deposits	1,459,073	1,911,158
Billings in excess of cost and earnings	3,305,671	2,110,808
Customer deposits	26,038,232	16,790,208
Shareholder loan	1,810,000	2,709,523
Accrued expenses	2,097,351	3,205,099
Taxes payable	16,182,003	15,843,815

Total current liabilities	104,164,594	84,471,668
Deferred tax liabilities	5,113,166	5,107,887
Customer deposits, net of current portion	2,389,627	10,687,272
Other loans, less current portion	99,911,356	99,843,228
Construction deposits, net of current portion	1,296,561	1,329,820

Total liabilities	212,875,304	201,439,875
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding June 30, 2017 and September 30, 2016	45,050	45,050
Additional paid-in capital	129,838,272	129,793,572
Statutory surplus	8,495,631	8,495,631
Retained earnings	23,821,202	20,661,184
Accumulated other comprehensive income	(6,537,277)	(4,046,496)
Total stockholders' equity	155,662,878	154,948,941

Total Liabilities and Stockholders' Equity	$368,538,182	$356,388,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016

Real estate sales	$15,715,091	$12,497,413	$35,726,739	$25,205,879
Less: Sales tax	(213,183)	(847,938)	(679,221)	(1,741,251)
Cost of real estate sales	(12,696,093)	(8,183,462)	(28,011,749)	(15,520,371)
Gross profit	2,805,815	3,466,013	7,035,769	7,944,257

Operating expenses
Selling and distribution expenses	147,082	71,959	425,167	288,138
General and administrative expenses	651,773	609,428	2,275,336	1,668,790
Total operating expenses	798,855	681,387	2,700,503	1,956,928

Operating income	2,006,960	2,784,626	4,335,266	5,987,329

Interest expense	(125,750)	(29,917)	(370,320)	(203,057)
Income before income taxes	1,881,210	2,754,709	3,964,946	5,784,272

Provision for income taxes	306,406	310,548	804,928	612,846
Net income	1,574,804	2,444,161	3,160,018	5,171,426

Other comprehensive income (loss)
Foreign currency translation adjustment	2,377,825	(4,745,409)	(2,490,781)	(7,029,987)

Comprehensive income (loss)	$3,952,629	$(2,301,248)	$669,237	$(1,858,561)

Basic and diluted income per common share
Basic and diluted	$0.03	$0. 05	$0.07	$0.11

Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$3,160,018	$5,171,426
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	86,471	383,850
Stock based compensation	44,700	44,700
Depreciation	38,433	59,658
Changes in assets and liabilities:
Cost and earnings in excess of billings	(952,473)	681,609
Real estate property development completed	21,602,071	6,811,151
Real estate property under development	(42,106,890)	(42,105,175)
Other current assets	600,966	(5,418,847)
Accounts payables	(5,720,568)	(15,187,183)
Other payables	(1,190,529)	(2,373,223)
Billings in excess of cost and earnings	1,214,641	(1,526,997)
Customer deposits	1,376,497	5,257,341
Construction deposits	(428,185)	(1,236,962)
Accrued expenses	(1,049,391)	(1,248,883)
Taxes payable	586,314	310,218
Net cash used in operating activities	(22,737,925)	(50,377,317)

Cash flows from investing activities
Purchases of fixed assets	(89,579)	(8,010)
Net cash used in investing activities	(89,579)	(8,010)

Cash flow from financing activities
Restricted cash	259,829	145,758
Proceeds from shareholder loan	4,067,944	840,077
Repayments of shareholder loan	(4,942,772)	(840,077)
Repayments of bank loans	-	(6,165,703)
Proceeds from other loans	26,470,159	62,793,918
Repayments of other loans	(5,997,059)	(5,559,922)
Net cash provided by financing activities	19,858,101	51,214,051

Effect of changes of foreign exchange rate on cash	(137,706)	(77,278)
Net increase(decrease) in cash	(3,107,109)	751,446
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$3,294,128	$2,085,365
Supplemental disclosures of cash flow information:
Interest paid	$4,243,756	$2,843,145
Income taxes paid	$681,772	$369,885

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 21, 2016.

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

Full accrual method- continued

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

	For nine months ended June 30,		September 30,
	2017	2016	2016
Period end RMB : USD exchange rate	6.7793	6.6443	6.6702

Nine months average RMB : USD exchange rate	6.8585	6.4875	6.5326

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development (continued)

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2017, the total interest capitalized in the real estate property development was $1,355,697 and $3,958,242, respectively. For the three and nine months ended June 30, 2016, the total interest capitalized in the real estate property under development was $746,851 and $1,639,256.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended June 30, 2017 and 2016.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and nine months periods ended June 30, 2017 and 2016, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2017 and September 30, 2016.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the tax years ended September 30, 2008 through December 31, 2016 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2012 through December 31, 2016 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

Comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) during the three and nine months ended June 30, 2017 and 2016 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and nine months ended June 30, 2017, the Company recorded advertising expenses of $32,286 and $138,055, respectively (2016 - $10,465 and $53,881).

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended June 30, 2017, five suppliers accounted for over 20%, 15%, 13%, 12% and 10% of the Company’s total project expenditures, respectively. For the three months ended June 30, 2016, two suppliers accounted for over 39% and 14% of the Company’s total project expenditures, respectively. For the nine months ended June 30, 2017, two suppliers accounted for 23% and 10% of the Company’s the project expenditures. For the nine Months Ended June 30, 2016, two suppliers accounted for 46% and 13% of the Company’s the project expenditures.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods. The Company does not expect that the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company is in the process of evaluating the impact of this new guidance on its unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2017 and September 30, 2016:

	Balance as of
	June 30, 2017	September 30, 2016
Development completed:
Hanzhong City Mingzhu Garden Phase I	$936,744	$952,066
Hanzhong City Mingzhu Garden Phase II	43,886,243	54,933,680
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,349,559	1,371,633
Hanzhong City Oriental Pearl Garden (a)	38,289,585	50,643,258
Yang County Yangzhou Pearl Garden Phase I	2,357,854	2,396,420
Yang County Yangzhou Pearl Garden Phase II	4,320,379	4,545,927
Real estate property development completed	91,140,364	114,842,984
Less: Real estate property completed – short-term	89,509,976	113,185,929
Real estate property completed – long-term	$1,630,388	$1,657,055
Under development:
Yang County Yangzhou Palace	$87,796,734	$76,618,856
Hanzhong City Shijin Project	7,144,946	7,261,811
Hanzhong City Liangzhou Road and related projects (b)	126,245,591	117,226,429
Hanzhong City Hanfeng Beiyuan East (c)	700,317	657,706
Hanzhong City Beidajie (e)	22,405,623	3,228,580
Yang County East 2nd Ring Road (d)	2,352,159	2,390,633
Real estate property under development	246,645,370	207,384,015
Less: Short-term portion	87,796,734	-
Real estate property under development –long-term	$158,848,636	$207,384,015

(a)	The Company recognized $Nil of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2017 (2016 - $5,789,026 and $8,709,207).

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in December 2017.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30, 2017, the actual costs incurred by the Company were $126,245,591 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and nine months ended June 30, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of June 30, 2017, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.8 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30, 2017 – 4.75% and September 30, 2016 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction is expected to be completed by 2017.

(e)	For the three and nine months ended June 30, 2017, the Company has not received government’s subsidies related to its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City. For the three and nine months ended June 30, 2016, the Company received government’s subsidies in the amount of $Nil and $3,160,604 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. Since the Company has not met the performance requirement, the Company recorded the subsidies to offset against the development cost of Beidajie project.

As of June 30, 2017 and September 30, 2016, land use rights included in real estate property under development totaled $18,251,000 and $19,568,460, respectively.

NOTE 4. OTHER LOANS

	June 30, 2017	September 30, 2016
Loan A (i)	$95,661,778	$93,975,338
Loan B (ii)	11,800,628	11,993,643
Loan C (iii)	17,513,485	-
	124,975,891	105,968,981
Less: current maturities of other loans	25,064,535	6,125,753
Other loans – long-term portion	$99,911,356	$99,843,228

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to $114,318,586 (RMB 775,000,000) for a long-term loan at 4.245% interest per year to develop Liang Zhou Road Project. During the quarter ended June 30, 2017, the Company repaid $6,027,171 (RMB 40,860,000). As of June 30, 2017 and September 30, 2016, the Company borrowed $95,661,778 and $93,975,338 under this credit line, respectively. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yangzhou Palace project with carrying value of $87,796,734 as of June 30, 2017 (September 30, 2016 - $76,618,856). In addition, the Company was required to provide a security deposit for the loan received. As of June 30, 2017 and September 30, 2016, the deposit balances were $5,370,009 and $4,941,726, respectively, and included in the security deposits. Interest of $1,224,244 and $652,422 for the three months ended June 30, 2017 and 2016, and interest of $3,537,430 and $1,305,307 for the nine months ended June 30, 2017 and 2016, respectively, were capitalized in to the development cost of Liangzhou road project. The combined loan repayment schedule assuming total loan proceeds are borrowed are listed below:

	Repayment in USD	Repayment in RMB
20-November-2017	6,027,171	40,860,000
20-April -2018	12,905,462	87,490,000
20-May-2018	6,131,902	41,570,000
20-November-2018	6,131,902	41,570,000
20-April-2019	12,905,462	87,490,000
20-May-2019	6,279,409	42,570,000
20-October-2019	12,905,462	87,490,000
29-November-2019	6,279,409	42,570,000
20-April-2020	12,909,887	87,520,000
20-October-2020	12,905,462	87,490,000
20-October-2021	12,909,887	87,520,000
Total	108,291,415	734,140,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $11,800,628 (RMB 80,000,000) related to Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of June 30, 2017, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months ended June 30, 2017 and 2016, total interest was $106,564 and $112,429, respectively. For the nine months ended June 30, 2017 and 2016, total interest was $316,226 and $180,013, respectively. As of September 30, 2016, these projects were completed and the related interest was charged to expense. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	2,950,156	20,000,000
Earlier of October 2018 or 70% sales completed	4,425,236	30,000,000
Earlier of January 2019 or 75% sales completed	4,425,236	30,000,000
Total	11,800,628	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,553,434 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of June 30, 2017, the Company received all the proceeds and repaid unused fund of $39,949 (RMB 270,829) in current quarter. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $126,245,840 as collateral for the loan. Total financing costs of $131,454 and $Nil for the three months ended June 30, 2017 and 2016, and $390,100 and $Nil for the nine months ended June 30, 2017 and 2016, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

NOTE 5. CUSTOMER DEPOSITS

	June 30, 2017	September 30, 2016
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$10,111,095	$9,150,119
Oriental Pearl Garden	5,939,698	5,582,158
Liangzhou road and related projects	2,389,627	2,593,625
Yangzhou Pearl Garden	1,997,059	2,057,931
Yangzhou Palace	7,990,380	8,093,647

Total	28,427,859	27,477,480
Less: Customer deposits - short-term	26,038,232	16,790,208
Customer deposits - long-term	$2,389,627	$10,687,272

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of June 30, 2017 and September 30, 2016, approximately $1.2 million and $1.5 million were guaranteed by the Company, respectively.

NOTE 6. RELATED PARTY LOANS

	As of
	June 30, 2017	September 30, 2016
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	-	899,523
Total	$1,810,000	$2,709,523

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. RELATED PARTY LOANS (continued)

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2018. The Company recorded interest of $18,100 and $54,300 for the three and nine months ended June 30, 2017 (2016 -$18,100 and $54,300). The accrued interest payable was $145,205 and $416,300 as of June 30, 2017 and September 30, 2016.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”) entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu on as needed basis in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The Company made net repayment of $876,827 during the nine months ended June 30, 2017. The RMB loan balance as of June 30, 2017 and September 30, 2016 was $Nil and $899,523, respectively. The Company recorded interest of $Nil and $30,712 for the three and nine months ended June 30, 2017 (2016 - $Nil and $22,510), respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 7. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of June 30, 2017 and September 30, 2016, 61.1% and 36.1% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2017	120,000	$1.89	1.14	$178,800
Exercisable, June 30, 2017	73,333	$1.89	1.14	$109,267

The Company recorded $14,900 and $44,700 stock-based compensation expense for the three and nine months ended June 30, 2017 (2016 - $14,900 and $44,700), respectively. Since the average share price for the three and nine months ended June 30, 2017 was below the exercise price of the above options, these options were anti-dilutive at June 30, 2017 and therefore would not be included in the diluted shares calculation.

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2017, the Company had business sales tax payable of $13,651,827 (September 30, 2016 - $13,453,236), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the three and nine months ended June 30, 2017 the Company’s income taxes were $306,406 and $804,928 (2016 - $310,548 and $612,846), respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

Income tax expense for the three and nine months ended June 30, 2017 and 2016 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Current tax provision	$219,935	$81,316	$718,457	$228,996
Deferred tax provision	86,471	229,232	86,471	383,850
Income tax provision	$306,406	$310,548	$804,928	$612,846

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $632,160 and $533,160 as of June 30, 2017 and September 30, 2016, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of June 30, 2017 and September 30, 2016. The components of deferred taxes as of June 30, 2017 and September 30, 2016 consist of the following:

	June 30, 2017	September 30, 2016
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$214,934	$181,274
Valuation allowance	(214,934)	(181,274)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$5,113,166	$5,107,087
Deferred tax liability – long term	$5,113,166	$5,107,087

Movement of valuation allowance:

	June 30, 2017	September 30, 2016
Beginning Balance	$181,274	$136,394
Current period additions	33,660	44,880
Ending Balance	$214,934	$181,274

The valuation allowance increased $11,220 and $33,660 for the three and nine months ended June 30, 2017 (2016 -$11,220 and $33,660), respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at June 30, 2017, the outstanding LAT payable was $1,337,328 with respect to completed real estate properties sold up to June 30, 2017. As at September 30, 2016,  the outstanding LAT payable balance was $1,049,401 with respect to completed real estate properties sold up to September 30, 2016.

(D) Taxes payable consisted of the following:

	June 30, 2017	September 30, 2016

CIT	$703,941	$677,734
Business tax	13,651,827	13,453,236
Other taxes and fees	1,826,235	1,712,845

Total taxes payable	$16,182,003	$15,843,815

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of June 30, 2017 and September 30, 2016, the amount of security deposit provided for these guarantees was approximately $1.2 million and $1.5 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three and nine months ended June 30, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first nine months ended June 30, 2017, our sales, gross profit and net income were $35,726,739, $7,035,769 and $3,160,018, respectively, representing an approximate 41.7% increase in sales but 11.4% and 38.9% decrease in gross profit and net income as compared to nine months ended June 30, 2016, respectively. The increase in sales was mainly resulted from more gross floor area (“GFA”) sold during the nine months ended June 30, 2017. The decrease in gross profit and net income was mainly resulted from lower margin residential units sold during the nine months ended June 30, 2017.

The Company uses the percentage of completion method to account for real estate sales residential projects with construction periods from 18 to 24 months. For the nine months ended June 30, 2017, we started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate Project because the real estate project under development have met the criteria for revenue recognition under the percentage of completion method as June 30, 2017. Total revenue recognized under the percentage of completion method for the nine months ended June 30, 2017 was $6,917,686 (2016- $15,353,987), representing 19.4% (2016 – 60.9%) of total revenue for the period, with related costs of these real estate sales was $6,395,242 (2016 - $8,709,207), representing 22.8% (2016 – 56.1%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was $522,444 (2016 - $6,644,780), representing 6.8% (2016 – 68.6%) of the total gross profit for the period.

For the nine months ended June 30, 2017, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $441.8 per square meter, an increase of 28.0% from the ASP of $345.1 per square meter for the nine months ended June 30, 2016. The increase in ASP was mainly due to the fact that we started to sell Yangzhou Palace project during the nine months ended June 30, 2017 and average ASP for Yangzhou Palace project is generally 28-30% higher than the average ASP of Yangzhou Mingzhu Project. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $553.0 per square meter, consistently from the ASP of $568.7 per square meter for the nine months ended June 30, 2016.

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in December 2017. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of June 30, 2017, the actual costs incurred by the Company was $126,245,591 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

The Liangzhou road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area. The Company plans to start these three real estate projects in second half of 2017 when the local government expects to complete the reallocation of the existing residence in the Liangzhou road area

Oriental Pearl Garden Phase II

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

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the end of 2017. The Company has obtained pre-sale license in September 2016. During the quarter ended June 30, 2017, the Company already started to sell Yangzhou Palace to customers and recognized $6,917,686 revenue under the percentage of completion method.

Road Construction

Other road construction projects mainly included a Yangzhou East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $24.8 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of June 30, 2017 and September 30, 2016, the actual costs incurred by the Company were $2,352,159 and $2,390,633, respectively, which was included in real estate property under development on the unaudited condensed consolidated balance sheets. The local government is in the process of acceptance and assessment process. The Company is expected to deliver these two road construction projects to local government in December 2017.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of June 30, 2017, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2017
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2017
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2017
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2017
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2017
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2017

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in 2017
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road to government in 2017
Hanzhong City Liangzhou Road and related projects	The road construction to be completed in 2017, the related projects will be completed in 2018 and later years.
Hanzhong City Beidajie project	Under planning stage
Yangzhou East 2nd Ring Road	To be completed in 2017

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenues

The following is a breakdown of revenue:

	For Three Months Ended June 30,
	2017	2016

Revenue recognized under full accrual method	$8,797,405	$3,328,150
Revenue recognized under percentage of completion method	6,917,686	9,169,263
Total	$15,715,091	$12,497,413

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2017		2016		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$5,074,950	57.7%	$3,177,130	95.5%	$1,897,820	59.7%
Oriental Pearl Garden	3,722,455	42.3%	-	-	3,722,455	100.0%
Yangzhou Pearl Garden Phase I and II	-	-%	151,020	4.5%	(151,020)	(100.0)%

Total Real Estate Sales before Sales Tax	8,797,405	100%	3,328,150	100%	5,469,255	164.3%
Sales Tax	(213,183)		(232,370)		19,187	(8.3)%
Revenue net of sales tax	$8,584,222		$3,095,780		$5,488,442

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the three months ended June 30, 2017 as compared to the same comparative period of 2016. For the completed real estate properties, only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the quarter ended June 30, 2017, which led to more GFA sold during the quarter than in the same period of 2016.

Revenues before sales tax increased by 164.3% to approximately $8.8 million for the three months ended June 30, 2017 from approximately $3.3 million for the same period last year. The total GFA sold during the three months ended June 30, 2017 was 16,648 square meters, representing a 146.7% increase from 6,749 square meters completed and sold for the same period of last year.

Sales tax for the three months ended June 30, 2017 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the three months ended June 30, 2017 and 2016 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be reduced by the change from business tax to VAT. The sales tax for the three months ended June 30, 2017 decreased by 8.3% from the same period last year as a result of transformation to VAT policy.

Revenue recognized from projects under development

		For the three months ended June 30, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	80%	$12,409,226	$6,917,686	$6,917,686

During the quarter ended June 30, 2017, we started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property. For Yangzhou Palace real estate property under development, total contract sales as of June 30, 2017 were $12,670,466 (September 30, 2016 - $Nil). Total GFA sold under contract sales as of June 30, 2017 was 27,202 square meters (September 30, 2016 – 0). The average unit price under contract sales was $463.1 per square meters (September 30, 2016 - $Nil). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $12,409,226 for the three months ended June 30, 2017 (September 30, 2016 - $Nil).

		For the three months ended June 30, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	91%	$97,546,861	$9,169,263	$94,135,830

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

For Oriental Garden real estate property under development, total contract sales as of June 30, 2016 were $98,100,268. Total GFA sold under contract sales as of June 30, 2016 was 132,989 square meters. The average unit price under contract sales was $733.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $97,546,861 for the three months ended June 30, 2016.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,089,876	8.6%	$688,081	8.4%	$401,795	58.4%
Construction cost	11,606,217	91.4%	7,495,381	91.6%	4,110,836	54.8%
Total cost	$12,696,093	100%	$8,183,462	100%	$4,512,631	55.1%

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

Cost of sales was approximately $12.7 million for the three months ended June 30, 2017 compared to $8.2 million for the three months ended June 30, 2016. The $4.5 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the quarter ended June 30, 2017 which led to increased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2017 were $1.1 million, as compared to $0.7 million for the three months ended June 30, 2016, representing an increase of $0.4 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter was higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2017 were approximately $11.6 million as compared to approximately $7.5 million for the three months ended June 30, 2016, representing an increase of $4.1 million. The increase in construction cost was due to increase in units sold during the quarter ended June 30, 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended June 30, 2017 increased to 80.8% from 65.5% for the three months ended June 30, 2016, which was mainly attributable to more residential units with lower margin sold in current quarter.

Gross Profit

Gross profit was approximately $2.8 million for the three months ended June 30, 2017 as compared to approximately $3.5 million for the three months ended June 30, 2016, representing a decrease of $0.7 million. The overall gross profit as a percentage of real estate sales before sales tax decreased to 17.9% during the three months ended June 30, 2017 from 27.7% for the same quarter last year, mainly due to more lower margin residential properties in Yangzhou real estate projects were sold during the three months ended June 30, 2017, instead of higher margin real estate project in Oriental Pearl Garden sold during the three months ended June 30, 2016. Since we just started to sell Yangzhou Palace project in the three months ended June 30, 2017, we lower selling price with limited margin of 7.6% to promote the sales in the rest of 2017.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended June 30,
	2017		2016
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$1,480,235	29.2%	$907,188	28.6%
Oriental Garden	1,016,319	27.3%	3,380,237	36.9%
Yangzhou Pearl Garden Phase I and II	-	-	26,526	17.6%
Yangzhou Palace	522,444	7.6%	-
Sales Tax	(213,183)		(847,938)
Total Gross Profit	2,805,815	17.9%	3,466,013	27.7%
Total Real Estate Sales before Sales Tax	$15,715,091		$12,497,413

Operating Expenses

Total operating expenses increased by 17.2% to $0.8 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016 as a result of an increase in selling expense of $0.08 million primarily attributed to more sales commission paid to the sales representatives to promote the sales of our residential units. Our general and administrative expense maintained at the same level of $0.65 million and $ 0.61 million for three months ended June 30, 2017 and 2016, respectively. Our total operating expenses accounted for 5.1% and 5.5% of our real estate sales before sales taxes for the three months ended June 30, 2017 and 2016, respectively.

	For Three Months Ended June 30,
	2017	2016

Selling expenses	$147,082	$71,959
General and administrative expenses	651,773	609,428
Total operating expenses	$789,855	$681,387
Percentage of Real Estate Sales before Sales Tax	5.1%	5.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2017 and 2016.

PRC Taxes

The Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong City, instead of statutory rate of 25% on the income before income tax. Income tax provision for the three months ended June 30, 2017 were $306,406 compared to $310,548 for the three months ended June 30, 2016.

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

Net Income

We reported net income of $1,574,804 for the three months ended June 30, 2017, as compared to net income of $2,444,161 for the three months ended June 30, 2016. The decrease of approximately $0.9 million in our net income was primarily due to higher costs of sales, lower gross profit and increased selling and general and administrative expense as discussed above under Revenues and Gross Profit.

Other Comprehensive Income (loss)(“OCI”)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to an increase in OCI of $2.38 million for the three months ended June 30, 2017 and a deduction of OCI of $4.75 million for the three months ended March 31, 2016, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at June 30, 2017 were translated at 6.7793 RMB to 1.00 USD as compared to 6. 6702 RMB to 1.00 USD at September 30, 2016, RMB has depreciated 1.6% against the U.S. dollar from September 30, 2016 to June 30, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2017 and 2016 were 6.8585 RMB and 6.4875 RMB, respectively. RMB has depreciated 5.7% against the U.S. dollar from June 30, 2016 to June 30, 2017. As a result, our financial statements reported more translation gain in 2017.

Nine Months Ended June 30, 2017 compared to Nine Months Ended June 30, 2016

Revenues

The following is a breakdown of revenue:

	For Nine Months Ended June 30,
	2017	2016

Revenue recognized under full accrual method	$28,809,053	$9,851,892
Revenue recognized under percentage of completion method	6,917,686	15,353,987
Total	$35,726,739	$25,205,879

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2017		2016		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$13,434,333	46.6%	$8,467,820	86.0%	$4,966,513	58.7%
Yangzhou Pearl Garden Phase I and Phase II	141,545	0.5%	1,384,072	14.0%	(1,242,527)	(89.8)%
Oriental Garden	15,233,175	52.9%	-	-	15,233,175	100.0%

Total Real Estate Sales before Sales Tax	28,809,053	100%	9,851,892	100%	18,957,161	192.4%
Sales Tax	(679,221)		(615,889)		(63,332)	10.3%
Revenue net of sales tax	$28,129,832		$9,236,003		$18,893,829

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the nine months ended June 30, 2017 as compared to the same comparative period of 2016. Our sales of completed real estate projects increased by approximately $18.9 million or 192.4% from the sales of $9.9 million in the same period of last year to approximately $28.8 million for the nine months ended June 30, 2017. The total GFA sold during the nine months ended June 30, 2017 was 56,212 square meters. The total GFA sold during the nine months ended June 30, 2016 was 19,324 square meters. For the completed real estate properties, we only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the nine months ended June 30, 2017, which led to more GFA sold during the nine months ended June 30, 2017 than in the same period of 2016.

Sales tax for the nine months ended June 30, 2017 and 2016 consisted of a business tax, 5% of the revenue, an urban construction tax, 7% of business tax, an education surcharge tax, 3% of business tax, and land appreciation tax. Land appreciation tax for the six months ended June 30, 2017 and 2016 was assessed at the rate of 0.5% of the customer deposits in Yang County and 1% of the customer deposits in Hanzhong. The sales tax for the nine months ended June 30, 2017 slightly increased by 10.3% from the same period of last year due the transformation to VAT policy.

Revenue recognized under percentage completion method

		For the nine months ended June 30, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	80%	$12,409,226	$6,917,686	$6,917,686

		For the nine months ended June 30, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden	273,787	91%	$97,546,861	$15,353,987	$94,135,830

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

During the quarter ended June 30, 2017, we started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property. For Yangzhou Palace real estate property under development, total contract sales as of June 30, 2017 were $12,670,466 (September 30, 2016 - $Nil). Total GFA sold under contract sales as of June 30, 2017 was 27,202 square meters (September 30, 2016 – Nil). The average unit price under contract sales was $463.1 per square meters (September 30, 2016 - $Nil). For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $12,409,226 for the nine months ended June 30, 2017 (September 30, 2016 - $Nil).

For nine months ended June 30, 2016, our revenue recognized under the percentage of completion method amounted to $15,353,987. For Oriental Garden real estate property under development, total contract sales as of June 30, 2016 were $98,100,268. Total GFA sold under contract sales as of June 30, 2016 was 132,989 square meters. The average unit price under contract sales was $733.5 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $97,546,861 for the nine months ended June 30, 2016.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine Months Ended June 30,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$2,082,648	7.4%	$1,213,547	7.8%	$869,101	71.6%
Construction cost	25,929,101	92.6%	14,306,824	92.2%	11,622,277	81.2%
Total cost	$28,011,749	100%	$15,520,371	100%	$12,491,378	80.5%

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

Cost of sales was approximately $28.0 million for the nine months ended June 30, 2017 compared to $15.5 million for the nine months ended June 30, 2016. The $12.5 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the nine months ended June 30, 2017, which led to increased revenue and cost of sales during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2017 were approximately $2.1 million, as compared to $1.2 million for the nine months ended June 30, 2016, representing an increase of $0.9 million from the same period last year. The increase was consistent with the fact that total GFA sold for the nine months ended June 30, 2017 was higher than the same period of 2016.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2017 were approximately $25.9 million as compared to approximately $14.3 million for the nine months ended June 30, 2016, representing an increase of $11.6 million. The increase in construction cost was due to increase in units sold during the nine months ended June 30, 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the nine months ended June 30, 2017 slightly increased to 78.4% from 61.6% for the nine months ended June 30, 2016, which was mainly attributable to the fact the Company sold more residential units with lower margin in 2017 as compared to more commercial units and parking lots were sold with higher margin in the same period of last year.

Gross Profit

Gross profit was approximately $7.0 million for the nine months ended June 30, 2017 as compared to approximately $7.9 million for the nine months ended June 30, 2016, representing a decrease of $0.9 million, which was attributable to more lower margin residential units in Yangzhou Palace project were sold in nine months ended June 30, 2017 and less high margin commercial property sold during the nine months ended June 30, 2017. The overall gross profit as a percentage of real estate sales before sales tax decreased to 19.7% during the nine months ended June 30, 2017 from 31.5% for the same period last year, mainly due to the Company sold more parking space and certain commercial units with higher margin in the same period of last year. During the nine months ended June 30, 2017, all the revenue was from sales of residential properties, while 14.9% of revenue were from sales of commercial properties and parking lots in the same period of last year. Generally, the gross margins for sales of commercial properties ranged from 60% to 85% and the gross margins for sales of residential properties ranged from 30% to 35%. In addition, the Company just started to sell Yangzhou Palace project in April 2017, the Company adopted a lower selling price on the residential units with low margin of 7.6% in the Yangzhou Palace project to promote the sales in the rest of 2017. The overall decrease in gross profit margin for the nine months ended June 30, 2017 reflected the above factors.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2017		2016
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$3,388,313	25.2%	$2,687,781	31.7%
Oriental Garden	3,810,968	25.0%	6,644,780	43.3%
Yangzhou Pearl Garden	(6,735)	(4.8)%	352,947	25.5%
Yangzhou Palace	522,444	7.6%	-	-
Sales Tax	(679,221)		(1,741,251)
Total Gross Profit	7,035,769	19.7%	7,944,257	31.5%
Total Real Estate Sales before Sales Tax	$35,726,739		$25,205,879

Operating Expenses

Total operating expenses increased by 38.0% or $743,575 to $2,700,503 for the nine months ended June 30, 2017 from $1,956,928 for the nine months ended June 30, 2016 as a result of an increase in selling expense of $137,029 and a 36.3% increase in general and administration expenses of $606,546.

The increase of $0.1 million in selling expenses for nine months ended June 30, 2017 was primarily attributed to increase of fees paid for salesforce and marketing activities. The increase of $0.6 million in general administration expense for the nine months ended June 30, 2017 was attributed to the Company incurred more repairing and maintenance expense on the completed projects.

	For Nine Months Ended June 30,
	2017	2016

Selling expenses	$425,167	$288,138
General and administrative expenses	2,275,336	1,668,790
Total operating expenses	$2,700,503	$1,956,928
Percentage of Real Estate Sales before Sales Tax	7.6%	7.8%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2017 and 2016.

PRC Taxes

Our Company is governed by the Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The tax authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of statutory rate of 25% on the income before income tax. Income tax provision for the nine months ended June 30, 2017 were $804,928 compared to $612,846 for the nine months ended June 30, 2016 as a result of the increase in our revenue.

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

Net Income

We reported net income of approximately $3.2 million for the nine months ended June 30, 2017, as compared to net income of approximately $5.2 million for the nine months ended June 30, 2016. The decrease of $2.0 million in our net income was primarily due to higher costs of sales, lower gross profit and increased selling and general and administrative expense as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $2,490,781 and $7,029,987 for the nine months ended June 30, 2017 and 2016, respectively.  The balance sheet amounts with the exception of equity at June 30, 2017 were translated at 6.7793 RMB to 1.00 USD as compared to 6. 6702 RMB to 1.00 USD at September 30, 2016, RMB has depreciated 1.6% against the U.S. dollar from September 30, 2016 to June 30, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2017 and 2016 were 6.8585 RMB and 6.4875 RMB, respectively. RMB has depreciated 5.7% against the U.S. dollar from June 30, 2016 to June 30, 2017. As a result, our financial statements reported more translation gain in 2017.

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

As of June 30, 2017, the Company had approximately $92.4 million in working capital, an increase of $41.2 million as compared to $51.2 million as of September 30, 2016 primarily due to the fact that the short term real estate project under development of $87.8 million are expected to be completed in next 12 months therefore classified as current asset. Our total cash and restricted cash balance were approximately $4.5 million and $7.9 million as of June 30, 2017 and September 30, 2016, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during remaining half of our fiscal 2017. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $114,318,586 (RMB 775,000,000) long term loan at 4.245% interest to develop Liangzhou Road Project. As of June 30, 2017, the Company borrowed $95,661,776 (September 30, 2016 - $93,975,338) from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yangzhou Palace project with carrying value of $87,796,734 as of June 30, 2017 (September 30, 20016 - $76,618,856). On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $11,800,628 (RMB 80,000,000) related to Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. In addition, In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,553,434 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of June 30, 2017, the Company received all the proceeds and repaid unused fund of $39,949 (RMB 270,829) in current quarter. The loan carries interest at a fixed interest of 1.2% and is due on June 30, 2021. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $126,245,840 as collateral for the loan.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2017	2016
Net cash used in operating activities	$(22,737,925)	$(50,377,317)
Net cash used in investing activities	(89,579)	(8,010)
Net cash provided by financing activities	19,858,101	51,214,051
Effect of change of foreign exchange rate on cash	(137,706)	(77,278)
Net cash increase (decrease) in cash	(3,107,109)	751,446
Cash, beginning of period	6,401,237	1,333,919
Cash, end of period	$3,294,128	$2,085,365

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2017 was $22.7 million, consisting of net income of approximately $3.2 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $42.1 million, paying off the accounts payable of $5.7 million, a decrease of other payables of $1.2 million and decrease in accrued expense of $1.0 million because we made the payment to settle such payables well as an increase in cost and earnings in excess of billing of $1.0 million related to YangZhou Palace project , offset by a decrease in real estate property development completed by $21.6 million due to current sales and an increase in customer deposit of $1.4 million due to sales of YangZhou Palace project.

Net cash used in operating activities during the nine months ended June 30, 2016 was $50.4 million, consisting of net income of $5.2 million, noncash adjustments of $0.49 million and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $42.1 million, paying off the accounts payable of $15.2 million, an increase of other current asset of $5.4 million and decrease of billing in excess of cost and earnings of $1.5 million, a decrease in real estate property development completed by $6.8 million due to current sales, a net increase of customer deposits received of $5.3 million, a decrease of cost and earnings in excess of billings of $0.7 million a decrease of other payable of $2.4 million.

Investing Activities

The Company spent $89,579 and $8,010 for purchases of fixed assets during the nine months ended June 30, 2017 and 2016, respectively.

Financing Activities

Net cash flows provided by financing activities amounted to approximately $19.9 million for the nine months ended June 30, 2017, which mainly included an increase of $26.5 million new loans from banks or financial institutions, repayment loans of approximately $6 million to financial institutions upon maturity, net decrease of shareholder loan of $0.9 million and an increase in restricted cash of $0.3 million.

Net cash flows provided by financing activities amounted to approximately $51.2 million for the nine months ended June 30, 2016, which mainly included an increase of $62.8 million new loans from banks or financial institutions, repayment of bank loans of $6.2 million, repayment of loans to other financial institutes of $5.6 million and an increase in restricted cash of $0.1 million

Off-Balance Sheet Arrangements

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the nine months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 11, 2017	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

