Form 10-K
period 2017-09-30
CHINA HGS REAL ESTATE INC.
filed 2018-01-03
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2017, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was $23,466,799. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 29, 2017, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2017

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

In fiscal 2018, we are going to focus on the development and construction of our Liangzhou Road and related projects, which consist of residential buildings, office buildings and commercial plaza, which will become a new city center of Hanzhong city.

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

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million in 2016.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes only about 3 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong is under-construction and expected to be completed by the end of November 2017. After its completion, it will take 1 hour from Hanzhong to both Xi’an and Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2016 annual report, Hanzhong’s GDP reached RMB 115.7 billion (approximately $17.4 billion) by 2016, representing an 8.6% increase from 2015. Residents’ annual disposable income for 2016 was RMB 25,595 (equivalent to $3,847) in 2016, representing a 8.3% increase as compared to 2015.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2016 annual report, the number of Hanzhong’s migration workers reached approximately 816,700 as of December 31, 2016 (2015 – 840,000). Total income of migration workers was about RMB 17.6 billion (equivalent to $2.6 billion) in 2015 (2015 - RMB 16.8 billion or $2.5 billion).

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2017 consisted of 80 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

We have also developed a strong relationship with local institutional purchasers and governments. - The Company has entered into various significant residential-apartment group-purchase agreements with local government and institutional purchasers.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2017, the Company had security deposits for these guarantees amounted to approximately $1.3 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

LAND ACQUISITION PROCESS			Project	Project construction
Opportunity Identification	Initial Planning	Land Acquisition	planning and Design	and Management	Pre-sale, sale and marketing	After-sale and delivery
-Strategic planning	-Feasibility study	-Financial assessment	-Outsource architectural and engineering design	-Outsource construction	-Pre-sale	-Delivery
-Geographic and market analysis	-Preliminary design	-Internal approval	-Design management	-Construction supervision	-Marketing	-Feedback collection
	-Project evaluation	-Bidding process	-Arrange financing	-Quality control	-Advertising
-Completion inspection
-Landscaping and fixture installation

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

Our main projects located in Hanzhong City are: Mingzhu Garden - Mingzhu Nanyuan, Mingzhu Beiyuan, Oriental Pearl Garden, Mingzhu Xinju and Liangzhou Road related projects. In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by 2012 with total GFA of 35,220 square meters. The unsold property remained in 4 residential buildings with total unsold GFA of 1,057 square meters as of September 30, 2017 (2016 – 1,487 square meters).

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the south -west part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,412 square meters as of September 30, 2017 (2016 – 2,500 square meters). The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2017, the unsold GFA was 142,288 square meters. (2016 – 177,069 square meters).

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed as of September 30, 2010 and the other one completed as of September 30, 2011 with remaining unsold GFA of 3,721 square meters as at September 30, 2017 (2016 - 3,879 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed as of September 30, 2016. As of September 30, 2017, the unsold GFA was 83,039 square meters (2016 - 130,961 square meters).

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2017, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 8,870 square meters (2016 – 11,083). Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters as of September 30, 2016. The construction was completed in fiscal 2015. As of September 30, 2017, the unsold GFA of Yangzhou Pearl Garden Phase II was 17,444 square meters (2016 – 18,100).

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the early of 2018. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2017, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 261,317 square meters.

The following table sets forth our real estate projects in the year ended September 30, 2017:

Project Name	Location	Type of Buildings	GFA sold during the year	Unsold GFA as of September 30, 2017
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential
		Sub-high-rise residential	2,213	8,870

Mingzhu Garden
(Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	430	1,057

Mingzhu Garden
(Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	88	2,412

NanDajie
(Mingzhu Xinju)	Hanzhong City	High-rise residential	158	3,721

Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong	High-rise residential	34,781	142,288

Oriental Pearl Garden	Hanzhong	High-rise residential	47,922	83,039

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	656	17,444
Yangzhou Palace	Yang County	High-rise residential	36,133	261,317
Total			122,381	520,148

(1)         The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $17,991,072 (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2017, a deposit of $3,006,027 (RMB 20,000,000) was paid by the Company (2016 - $2,998,411). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $6,821,385 (RMB 45,500,000). As of September 30, 2017, the Company has made full payments of $6,821,385 and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Shijin Project.

On November 18, 2011, the Company won two bids for land use rights by auction to obtain two parcels of land in Yang County for a total consideration and a bidding commission of $11,949,057 (RMB 79,702,600). As of September 30, 2017, the Company had made full payment and received the land use right certificate. The related security deposit balance was reclassified to real estate properties under development – Yangzhou Palace project.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2017, no suppliers accounted more than 10% of the total project expenditure, respectively. For the year ended September 30, 2016, two suppliers accounted for 22% and 17% of the total project expenditure, respectively.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include three regional real estate developers: Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd., (“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd.,(“Fenghui”) as well other national real estate developers including Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2017 we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2017 we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.8% in the first nine months of 2017 calendar year from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. The monetary easing policies stabilized in the first nine months of 2017 calendar year; the concentrated release of various demands contributed to the overall market upside; and the first-tier and second-tier core cities and their surrounding cities experienced successive outperformances, while overall risk remained in tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2017. The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In addition, the local tax authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship.  In fiscal 2017 and 2016, the Hanzhong City tax authority assessed the Company for income taxes at the rate of 1.25% to 2.5% on revenue, instead of the statutory rate of 25%. As a result, income tax expenses for the year ended September 30, 2017 were significantly different than they would have been had the Company been assessed at the statutory rate.  If the Company were assessed at the statutory rate of 25%, the Company’s tax expenses could increase significantly which could significantly reduce the Company’s net income.

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

FISCAL 2017	High	Low
1st Quarter Ended December 31, 2016	$2.14	$1.69
2nd Quarter Ended March 31, 2017	$2.00	$1.50
3rd Quarter Ended June 30, 2017	$1.80	$1.43
4th Quarter Ended September 30, 2017	$1.69	$1.26

FISCAL 2016	High	Low
1st Quarter Ended December 31, 2015	$2.70	$1.42
2nd Quarter Ended March 31, 2016	$3.63	$1.20
3rd Quarter Ended June 30, 2016	$3.25	$1.60
4th Quarter Ended September 30, 2016	$3.19	$1.63

Holders

According to the records of our transfer agent, China HGS had 402 stockholders of record as of September 30, 2017.

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

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16	30-Sep-17
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46	31.81
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27	274.25
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45	140.98

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2017, our sales, gross profit and net income were $58,671,424, $11,865,119 and $6,329,114 respectively, representing an approximately 44.6%, 21.0% and 26.1% increase in sales, gross profit and net income from fiscal 2016, respectively. The increase in sales, gross profit and net income mainly resulted from increased GFA sold during fiscal 2017.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for fiscal 2017 was $13,360,556 (2016 - $25,243,962), representing 22.8% of total revenue for the fiscal 2017 (2016 – 62.2%). The related costs of these real estate sales was $11,872,162 (2016 - $18,777,467) for fiscal 2017, representing 26.0% (2016 – 65.5%) of the real estate costs for fiscal 2016. The gross profit before sales taxes from the percentage of completion method was $1,488,394 (2016 - $6,466,495), representing 11.4% (2016 - 54.3%) of the total gross profits before sales taxes for fiscal 2017.

For fiscal 2017, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $461 per square meter, consistent with the ASP of $456 per square meter for fiscal 2016. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $529 per square meter for 2017, decreased by 11.8% as compared to the ASP of $600 per square meter for fiscal 2016. The decrease in ASP in 2017 was because the Company reduced the selling price in both Hanzhong to promote the sales of completed real estate residential units to reduce the inventory stockpile, which has limited models available to buyers. In addition, sales of commercial units in 2017 also decreased due to limited availability.

Market Outlook

In the balance of 2017 and looking forward into 2018, the macro-economic backdrop will continue to be uncertain with unrelenting downside pressure, while the overall inventory level of properties will remain high. The central government will continue to adopt policies aimed to ensure stability, economic growth and improved employment. The details of implementation by local government will vary among different PRC cities.

In 2018, the Company expects to focus on the development of the Liangzhou Road related project. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2017, the actual costs incurred by the Company was $133,941,504 (2016 - $117,226,429) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

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

The Company plans to start these three real estate projects in spring of 2018 after the road construction is fully completed and passes local government’s inspection and approval in fiscal 2018. These related projects may take 2-3 years to fully complete.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the beginning of 2018. The Company has obtained pre-sale license in September 2016 and started to sell the residential units in Yangzhou Palace during fiscal 2017. As of September 30, 2017, 36,133 square meters have been sold, resulting $13,360,556 revenue has been recognized under the percentage of completion method for the year ended September 30, 2017.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $25.3 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. As of September 30, 2017, the actual costs incurred by the Company were $2,351,615 which was included in real estate property under development on the consolidated balance sheet. The local government is in the process of acceptance and assessment process. The Company is expected to deliver these two road construction projects to local government in early 2018.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2017, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2018
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2018
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2018
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2018
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2018
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2018

Under development:	Estimated Completion time of construction

Yang County Yangzhou Palace	To be completed in the beginning of 2018

Hanzhong City Shijin Project	Under planning stage

Hanzhong City Hanfeng Beiyuan East Road	To deliver the road to government in early 2018

Hanzhong City Liangzhou Road and related projects	The road construction to be completed in December 2017, the related projects will be completed in 2018 and later years.

Hanzhong City Beidajie project	Under planning stage

Yang County East 2nd Ring Road	To be completed in early 2018

RESULTS OF OPERATIONS

Year ended September 30, 2017 as compared to year ended September 30, 2016

Revenues

The following is a breakdown of revenue for the years ended September 30, 2017 and 2016:

	For the year ended September 30,
	2017	2016
Revenue recognized under full accrual method	$45,310,868	$15,332,755
Revenue recognized under percentage of completion method	13,360,556	25,243,962
Total	$58,671,424	$40,576,717

Percentage of Completion method

Real estate sales for our long term real estate projects are recognized under percentage completion method. Revenue and profit from the sales of long term development properties are recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,673,349 as of September 30, 2017 (2016 - $11,891,230). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $4,247,477 as of September 30, 2017 (2016 - $2,110,808).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2017 real estate development projects with gross profits recognized in 2017 had changes in their estimated revenue and related gross profit margins. The company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2017 decreased by $138,594 (2016 – $3,940,964) and basic and diluted earnings per share for the year ended September 30, 2016 decreased by $0.003 (2016 - $0.09).

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30% - 50% of the total purchase price of the property. As of September 30, 2017, the Company had security deposits for these guarantees amounted to approximately $1.3 million. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”).  If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party.  Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates.  If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan.  The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2017 and 2016, respectively:

	For the Years Ended September 30,
	2017		2016		Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I and II	$1,225,484	2.7%	$3,178,371	20.7%	$(1,952,887)	(61.4%)
Oriental Pearl Garden	26,779,977	59.1%	-	0.0%	26,779,977	100%
Nan Dajie	95,092	0.2%	-		95,092	100%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	17,210,315	38.0%	12,154,384	79.3. %	5,055,931	41.6%
Total Revenue	$45,310,868	100%	$15,332,755	100%	$29,978,113	195.5%
Sales Tax	(534,887)		(319,167)		(215,720)	67.6%
Revenue net of sales tax	$44,775,981,		$15,013,588		$29,762,393	198.2%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to fiscal 2016, revenues before sales tax increased by 195.5% to approximately $45.3 million for the year ended September 30, 2017 from approximately $15.3 million. The total GFA sold during fiscal 2017 was 86,248 square meters, representing a significant increase from the 29,392 square meters completed and sold during fiscal 2016. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the year ended September 30, 2017 as compared to 2016. For the completed real estate properties, only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price in 2017, which led to more GFA sold during 2017 than in 2016.

The sales tax for fiscal 2017 was $0.5 million, increased by 67.6% from last year, primarily as a result of increase in revenue.  In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT.

Revenue recognized under percentage completion method

		For the year ended September 30, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	82%	$16,770,130	$13,360,556	$13,360,556

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. For Yangzhou Palace real estate property under development, total qualified contract sales as of September 30, 2017 were $16,770,130 (September 30, 2016 - $Nil). Total GFA sold under qualified contract sales as of September 30, 2017 was 36,133 square meters (September 30, 2016 – 0). The average unit price under contract sales was $464 per square meters (September 30, 2016 - $Nil).

		For the year ended September 30, 2016
	Total GFA(3)	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties located in Hanzhong
Oriental Garden	275,014	100%	$105,741,424	$25,243,962	$105,741,424

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

For Oriental Garden real estate property, total contract sales as of September 30, 2016 were $106,303,997. Total GFA sold under contract sales as of September 30, 2016 was 144,289 square meters. The average unit price was $737 per square meters. For the purpose of percentage of completion calculation, the qualified contract sales amount was approximately $105,741,424 for the year ended September 30, 2016. The Oriental Garden real estate property was completed as of September 30, 2016.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2017		2016
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$3,708,202	8.1%	$1,478,048	5.2%	$2,230,154	150.9%
Construction costs	41,882,143	91.9%	27,192,730	94.8%	14,689,413	54.0%
Total	$45,590,345	100%	$28,670,778	100%	$16,919,567	59.0%

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

Cost of sales was approximately $45.6 million for the year ended September 30, 2017 compared to $28.7 million for the year ended September 30, 2016. The $17 million increase in cost of sales was mainly attributable to the increase in total GFA sold during fiscal 2017 which led to increased revenue and cost of sales during fiscal 2017.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2017 were approximately $3.7 million, as compared to $1.5 million for the year ended September 30, 2016, representing an increase of $2.2 million from last year. The increase in costs of land use rights was consistent with the fact that the total GFA sold in 2017 was higher than last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2017 were approximately $41.9 million as compared to approximately $27.2 million for the year ended September 30, 2016, representing an increase of $14.7 million. The increase in construction cost was due to the increase in units sold in 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2017 increased to 77.7% from 70.7% for the year ended September 30, 2016, which was mainly attributable to more residential units with lower margin sold in 2017.

Gross profits

Gross profit was approximately $11.9 million for the year ended September 30, 2017 as compared to approximately $9.8 million for the year ended September 30, 2016, representing an increase of approximately $2.1 million, which was mainly attributable to more GFA sold during fiscal 2017. We have only limited models available for customer selection in the Mingzhu Garden Phase I and II projects, Oriental Pearl Garden project and Yangzhou Pearl Garden project, therefore, we reduced the selling price in 2017 in order to promote the sales of the remaining residential units in these projects with the attempt to reduce the inventory. For fiscal 2017, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately 461 per square meter, consistent with the ASP of $456 per square meter for fiscal 2016. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $529 per square meter for 2017, decreased by 11.8% as compared to the ASP of $600 per square meter for fiscal 2016. The decrease in average selling price reduced the gross margin.

The overall gross profit as a percentage of real estate sales decreased to 20.2% for the year ended September 30, 2017 from 24.2% for the year ended September 30, 2016, was mainly due to the fact that the average selling price in 2016 was higher than in 2017. In 2017, we have only limited models available for customer selection in the Mingzhu Garden Phase I and II projects, Oriental Pearl Garden project and Yangzhou Pearl Garden project, therefore, we reduced the selling price in 2017 in order to promote the sales of the remaining residential units in these projects with the attempt to reduce the inventory.

	For the Year Ended September 30
	2017		2016
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden Phase I and II	$530,493	43%	$1,630,142	51%	$(1,099,469)	(68%)
Yangzhou Palace	1,488,394	11%	-	-	1,488,394	100.0%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	4,578,904	27%	3,809,302	31%	769,602	20%
Nan Dajie	28,223	30%	-	-	28,223	100
Oriental Garden	6,455,065	24%	6,466,495	26%	(11,430)	(0.2)%
Sales Tax	(1,215,960)		(2,102,616)		(886,656)	(42.2)%
Total Gross Profit	$11,865,119	20%	$9,803,323	24%	$2,061,796	21.0%
Total Revenue	$58,671,424		$40,576,717		$18,094,707	44.6%

Operating expenses

Total operating expenses increased by 4.5% or $160,731 to $3,745,730 for the year ended September 30, 2017 from $3,584,999 for the year ended September 30, 2016, as a result of an increase in general and administration expenses of $710,932 but a decrease in selling expense of $550,201. The increase in general and administration expense for fiscal 2017 was attributed to increases in surtax charges and office expense. The Company incurred less marketing expense in fiscal 2017 because most of the Company’s real estate projects were completed in last year and the Company mainly focused on marketing for Yangzhou Palace project, which was under development in fiscal 2017.

	For the years ended September 30,
	2017	2016
General and administrative expenses	$3,177,649	$2,466,717
Selling expenses	568,081	1,118,282
Total Operating expenses	$3,745,730	$3,584,999
Percentage of Revenue	6.4%	8.8%

Interest expense - net

Net interest expense was $497,798 for the year ended September 30, 2017, compared to net interest expense of $225,155 for the year ended September 30, 2016. The increase in interest expense was due to the borrowing from Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) for approximately $12,024,108 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. As we carried more loans from third parties as of September 30, 2017, we incurred more interest expense in 2017.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2017 and 2016.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In the fiscal years 2017 and 2016, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25% of net income. As a result, total income tax expenses for the year ended September 30, 2017 were $1,294,699, representing a tax saving approximately of $0.7 million. For the year ended September 30, 2017, the current income tax provision was $1.1 million, significantly increased from $0.3 million in fiscal 2016 due to more sales of completed unit in fiscal 2017. For the year ended September 30, 2017, the deferred tax provision was $0.2 million, decreased by 74% from fiscal 2016 due to less revenue reported under percentage completion method. The overall Income taxes increased in fiscal 2017 by 32.8% as compared to $974,688 for the year ended September 30, 2016 as a result of our increased revenue in fiscal 2017.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable have been recorded for the difference between the taxes due based on taxable income calculated according to statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period. Based on the recent discussions with local tax authority, the Company will be subject to income tax rate of 25% on taxable income in fiscal 2018. The change in the income tax policy could negatively affect the Company’s net income in future years.

Net income

We reported $6,329,114 in net income for the year ended September 30, 2017, representing an increase of 26.1% or $1.3 million as compared to $5,018,940 for the year ended September 30, 2016. The increase in net income was a result of the item discussed above.

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

Translation adjustments amounted to $551,711 and $(7,604,743) for the years ended September 30, 2017 and 2016, respectively.  The balance sheet amounts with the exception of equity at September 30, 2017 were translated at 6.6533RMB to 1.00 USD as compared to 6.6702RMB to 1.00 USD at September 30, 2016. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2017 and 2016 were 6.8104 RMB to 1.00 USD and 6.5326 RMB to 1.00 USD, respectively.

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

As of September 30, 2017, the Company had an approximately of $75.2 million in working capital, an increase of $24.0 million as compared to $51.2 million as of September 30, 2016, which was mainly resulted from a reclassification of Yang County Palace project with carrying value of $79.2 million from non-current real estate projects under development to current real estate project under development. Our total cash and restricted cash balance decreased to approximately $4.7 million as of September 30, 2017 as compared to approximately $7.9 million as of September 30, 2016 due to increased working capital expenditure on Liangzhou Road related projects. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,483,550 (RMB 775,000,000) long term loan at 4.245% interest to develop Liangzhou Road Project. As of September 30, 2017, the Company borrowed $97,473,417 from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $87,126,402 as of September 30, 2017. On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $12,024,108 (RMB 80,000,000) for development of Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. As of September 30, 2017, the Company received all the proceeds from Housing Fund. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,885,861 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2017, the Company received all the proceeds and repaid unused fund of $40,706 (RMB 270,829).  The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $133,941,504 as collateral for the loan. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $26,302,737 with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,260,547 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the Spring of 2018.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. The Company believes it has sufficient working capital for the next twelve months.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Year ended September 30, 2017 as compared to year ended September 30, 2016

Comparison of cash flows results for the fiscal year ended September 30, 2017 and fiscal year ended September 30, 2016 are summarized as follows:

	As of September 30,
	2017	2016	Variance
Net cash used in operating activities	$(23,039,021)	$(76,803,951)	$53,764,930
Net cash used in investing activities	(97,524)	(125,023)	27,499
Net cash provided by financing activities	$20,219,912	$82,167,024	$(61,947,112)
Effect of changes of foreign exchange rate on cash	$(52,607)	$(170,732)	$118,125
Net (decrease) increase in cash	$(2,969,240)	$5,067,318	$(8,036,558)

Operating activities

Net cash used in operating activities during fiscal 2017 was approximately $23.0 million, consisting of net income of $6.3 million, noncash adjustments of $0.3 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of $33.7 million mainly due to sales of residential units in Mingzhu Pearl Garden, Yangzhou Pearl Garden and Oriental Garden real estate projects during the year, increase in real estate property under development of $58.5 million for continuous spending on Liangzhou Road and related projects and Yang County Yangzhou Palace, a decrease in accounts payable and other payable of $7.7 million due to more payments to our contractors and suppliers when the projects were at completion stage and an increase of taxes payable of $1.3 million due to increased taxable income during 2017. The negative operation cash flow in fiscal 2017 mainly caused by our continuous investment in the Liangzhou Road and related projects.

Net cash used in operating activities during fiscal 2016 was approximately $76.8 million, consisting of net income of $5.0 million, noncash adjustments of $0.8 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property completed of $41.8 million mainly due to the completion of Oriental Garden real estate project, increase in real estate property under development of $18.3 million for continuous spending on Liangzhou Road and related projects, a decrease in accounts payable and other payable of $16.2 million due to more payments to our contractors and suppliers when the projects were at completion stage and an increase of security deposit of $5.0 million made to obtain other loans for development of Liangzhou Road and related project, offset by a decrease of customer deposits of $3.1 million due to more collections from our customer as most of our real estate projects were completed. The negative operation cash flow in fiscal 2016 mainly caused by less revenue and our continuous investment in the Liangzhou Road and related projects.

Investing activities

Net cash used in investing activities during fiscal 2017 and 2016 was $97,524 and $125,023, respectively, due to purchases of fixed assets and office equipment during the years.

Financing activities

Net cash flows provided by financing activities was approximately $20.2 million for fiscal 2017, which included a net repayment of shareholder loan of $0.4 million, proceeds from other loans of $26.7 million and offset by repayment of other loans of approximately $6 million.

Net cash flows provided by financing activities was approximately $82.2 million for fiscal 2016, which included a net proceeds from shareholder loan of $0.9 million, a net proceeds from other loans of $87.4 million and offset by net repayment of a bank loan of approximately $6.1 million.

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

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
January 3, 2018

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2017	2016
ASSETS
Current assets:
Cash	$3,431,997	$6,401,237
Restricted cash	1,284,607	1,493,537
Cost and earnings in excess of billings	12,673,349	11,891,230
Real estate property development completed	79,233,948	113,185,929
Real estate property under development	87,126,402	-
Other current assets	1,529,698	2,722,036

Total current assets	185,280,001	135,693,969

Property, plant and equipment, net	825,833	792,650
Real estate property development completed, net of current portion	1,386,552	1,657,055
Security deposits	8,564,517	7,940,137
Real estate property under development, net of current portion	180,667,276	207,384,015
Due from local government for real estate property development completed	2,928,410	2,920,990

Total Assets	$379,652,589	$356,388,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other loans	$28,545,233	$6,125,753
Accounts payable	24,047,980	30,574,497
Other payables	3,897,093	5,200,807
Construction deposits	1,966,115	1,911,158
Billings in excess of cost and earnings	4,247,477	2,110,808
Customer deposits	24,613,864	16,790,208
Shareholders loans	2,304,632	2,709,523
Accrued expenses	3,158,432	3,205,099
Taxes payable	17,259,202	15,843,815

Total current liabilities	110,040,028	84,471,668

Deferred tax liabilities	170,950	5,107,887
Tax payable –long term	5,120,862	-
Customer deposits, net of current portion	2,314,641	10,687,272
Other loans, less current portion	98,797,447	99,843,228
Construction deposits, net of current portion	1,319,295	1,329,820

Total liabilities	217,763,223	201,439,875

Commitments and Contingencies

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding September 30, 2017 and 2016	45,050	45,050
Additional paid-in capital	129,853,172	129,793,572
Statutory surplus	9,142,899	8,495,631
Retained earnings	26,343,030	20,661,184
Accumulated other comprehensive loss	(3,494,785)	(4,046,496)

Total stockholders' equity	161,889,366	154,948,941

Total Liabilities and Stockholders' Equity	$379,652,589	$356,388,816

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016
Real estate sales	$58,671,424	$40,576,717
Less: Sales tax	1,215,960	2,102,616
Net real estate sales	57,455,464	38,474,101
Cost of real estate sales	45,590,345	28,670,778
Gross profit	11,865,119	9,803,323
Operating expenses
Selling and distribution expenses	568,081	1,118,282
General and administrative expenses	3,177,649	2,466,717
Total operating expenses	3,745,730	3,584,999
Operating income	8,119,389	6,218,324
Interest expense - net	(497,798)	(225,155)
Other income - net	2,222	459
Income before income taxes	7,623,813	5,993,628
Provision for income taxes	1,294,699	974,688
Net income	6,329,114	5,018,940
Other comprehensive income (loss)
Foreign currency translation adjustment	551,711	(7,604,743)
Comprehensive income (loss)	$6,880,825	$(2,585,803)
Basic and diluted income per common share
Basic	$0.14	$0.11
Diluted	$0.14	$0.11
Weighted average common shares outstanding
Basic	45,050,000	45,050,000
Diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (Loss)	Total
Balance at September 30, 2015	45,050,000	$45,050	$17,764,316	$16,439,333	$119,668,198	$3,558,247	$157,475,144
Stock-based Compensation	-	-	59,600	-	-	-	59,600
Appropriation of statutory reserve	-	-	-	516,314	(516,314)	-	-
Net income for the year	-	-	-	-	5,018,940	-	5,018,940
Recapitalization of VIE (“Guangsha”) equity*	-	-	111,969,656	(8,460,016)	(103,509,640)	-	-
Foreign currency translation adjustments	-	-				(7,604,743)	(7,604,743)
Balance at September 30, 2016	45,050,000	$45,050	$129,793,572	$8,495,631	$20,661,184	$(4,046,496)	$154,948,941
Stock-based Compensation	-	-	59,600	-	-	-	59,600
Appropriation of statutory reserve	-	-	-	647,268	(647,268)	-	-
Net income for the year	-	-	-	-	6,329,114	-	6,329,114
Foreign currency translation adjustments	-	-	-	-	-	551,711	551,711
Balance at September 30, 2017	45,050,000	$45,050	$129,853,172	$9,142,899	$26,343,030	$(3,494,785)	$161,889,366

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2017	2016
Cash flows from operating activities
Net income	$6,329,114	$5,018,940
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax provision	167,007	631,099
Depreciation	67,074	74,723
Stock based compensation	59,600	59,600
Changes in assets and liabilities:
Restricted cash	207,817	144,112
Advances to vendors	-	(60,480)
Security deposits	(590,274)	(5,045,816)
Cost and earnings in excess of billings	(734,569)	(634,893)
Real estate property development completed	33,718,033	(41,816,677)
Real estate property under development	(58,501,531)	(18,287,677)
Other current assets	1,171,589	(2,496,811)
Accounts payable	(6,451,836)	(9,166,316)
Other payables	(1,286,545)	(7,024,872)
Billings in excess of cost and earnings	2,082,143	(1,070,814)
Customer deposits	(604,497)	3,112,121
Construction deposits	35,365	456,014
Accrued expenses	(50,932)	(1,468,888)
Taxes payable	1,343,421	772,684
Net cash used in operating activities	(23,039,021)	(76,803,951)

Cash flow from investing activities
Purchases of fixed assets	(97,524)	(125,023)
Net cash used in investing activities	(97,524)	(125,023)

Cash flow from financing activities
Proceeds from other loans	26,657,111	93,658,620
Repayment of other loans	(6,039,415)	(6,286,930)
Repayment of bank loan	-	(6,123,137)
Proceeds from shareholder loan	8,444,575	3,236,078
Repayment of shareholder loan	(8,842,359)	(2,317,607)
Net cash provided by financing activities	20,219,912	82,167,024
Effect of changes of foreign exchange rate on cash	(52,607)	(170,732)
Net (decrease) increase in cash	(2,969,240)	5,067,318
Cash, beginning of year	6,401,237	1,333,919
Cash, end of year	$3,431,997	$6,401,237
Supplemental disclosures of cash flow information:
Interest paid	$5,756,560	$5,102,735
Income taxes paid	$721,177	$424,970
Non-cash financing activities:
Recapitalization of VIE (“Guangsha”)	$-	$111,969,656
Reclassification of deferred tax liability to incometax payable	$5,120,862

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

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under ASC 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha. Accordingly, Guangsha has been consolidated.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2017 and 2016.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2017 and 2016:

	Balance as of
	September 30, 2017	September 30, 2016
Current assets	$185,261,561	$135,675,587
Non-current assets	193,983,936	220,295,366
Total assets	379,245,497	355,970,953

Current liabilities	109,046,423	83,547,250
Non-current liabilities	107,723,195	116,968,207
Total liabilities	$216,769,618	$200,515,457

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

EFFECT OF CHANGE IN ESTIMATE

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2017, real estate development projects with gross profits recognized in 2017 had changes in their estimated revenue and related gross profit margins. The Company reduced its prior estimates related to selling prices and total estimated sales values which led to an increase in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2017 decreased by $138,594 (2016 – $3,940,964) and basic and diluted earnings per share for the year ended September 30, 2017 decreased by $0.003 (2016 - $0.09).

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

	2017	2016
Year end RMB : USD exchange rate	6.6533	6.6702
Annual average RMB : USD exchange rate	6.8104	6.5326

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development- continued

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2017 and 2016, the total interest capitalized in the real estate property development was $5,330,781 and $3,410,529, respectively.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets- continued

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets for the years ended September 30, 2017 and 2016.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2017 and 2016, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2017 and 2016.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC.  No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2017 and 2016. As of September 30, 2017, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are subject to examination by the Chinese taxing authorities.

As of September 30, 2017, the tax years ended September 30, 2009 through September 30, 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2013 through September 30, 2017 remains open for statutory examination by U.S. tax authorities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2017 and 2016 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2017 and 2016, the Company recorded advertising expenses of $166,575 and $591,390, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended September 30,
	2017	2016
Net income attributable to common share holders	$6,329,114	$5,018,940

Weighted average common shares used in Basic computation	45,050,000	45,050,000
Effect of diluted stock options	-	-
Weighted average common shares used in Diluted computation	45,050,000	45,050,000

Earnings per share - Basic	$0.14	$0.11
Earnings per share - Diluted	$0.14	$0.11

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2017, no suppliers accounted for more than 10% of the total project expenditure, respectively. For the year ended September 30, 2016, two suppliers accounted for 22% and 17% of the total project expenditures, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning October 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we will adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our unaudited condensed consolidated financial statements.  The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09.  Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts.  No significant impact is expected upon adoption of the new guidance at the time of adoption based upon outstanding contracts at that time.

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

Recent Accounting Pronouncements-continued

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

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2017 and 2016:

	Balance as of
	September 30, 2017	September 30, 2016
Development completed:
Hanzhong City Mingzhu Garden Phase I	$823,319	$952,066
Hanzhong City Mingzhu Garden Phase II	42,274,715	54,933,680
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,306,669	1,371,633
Hanzhong City Oriental Pearl Garden (a)	29,969,640	50,643,258
Yang County Yangzhou Pearl Garden Phase I	1,880,443	2,396,420
Yang County Yangzhou Pearl Garden Phase II	4,365,714	4,545,927
Real estate property development completed	80,620,500	114,842,984
Less: Real estate property completed – short-term	79,233,948	113,185,929
Real estate property completed – long-term	$1,386,552	$1,657,055
Under development:
Yang County Yangzhou Palace	$87,126,402	$76,618,856
Hanzhong City Shijin Project	7,280,256	7,261,811
Hanzhong City Liangzhou Road and related projects (b)	133,941,504	117,226,429
Hanzhong City Hanfeng Beiyuan East (c)	758,670	657,706
Hanzhong City Beidajie (e) and related projects	36,335,231	3,228,580
Yang County East 2nd Ring Road (d)	2,351,615	2,390,633
Real estate property under development	267,793,678	207,384,015
Less: Short-term portion	87,126,402	-
Real estate property under development –long-term	$180,667,276	$207,384,015

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT (continued)

(a)	The Company recognized $11,872,162 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2017 (2016 - $18,777,470).

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018. ..

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2017, the actual costs incurred by the Company were $133,941,504 (September 30, 2016 - $117,226,429) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2017, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $25.3 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2017 - 4.75% and September 30, 2016 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by early 2018.

(e)	For the years ended September 30, 2017 and 2016, the Company received government’s subsidies in the amount of $Nil and $3,153,544 for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City, respectively. Since the Company has not met the performance requirement, the Company recorded the subsidies to offset against the development cost of Beidajie project.

As of September 30, 2017 and 2016, land use rights included in real estate property under development totaled $18,040,624 and $19,568,460, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2017 and 2016, property, plant and equipment was as follows:

	As of September 30,
	2017	2016
Buildings	$821,703	$819,621
Machinery	27,956	27,885
Office equipment	-	-
Automobiles	251,335	545,640
Total	1,100,994	1,393,146
Less: accumulated depreciation	275,161	600,496
Property, plant and equipment, net	$825,833	$792,650

Depreciation expense for the years ended September 30, 2017 and 2016 was $67,074 and $74,723, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT – LONG-TERM

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The budgeted price for these two municipal roads is approximately $2.9 million which was approved by the Hanzhong Ministry of Finance. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2017, a receivable from the Hanzhong local government of $2,928,410 was classified as long term on the accompanying consolidated balance sheets (September 30, 2016 - $2,920,990) because the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou road related projects when the Company started the Liangzhou Road related real estate property construction, which is expected in beginning of 2018.

NOTE 6. SECURITY DEPOSITS

As of September 30, 2017 and 2016, security deposits were as follows:

	As of September 30,
	2017	2016
Security deposit for land use right (1)	$3,006,027	$2,998,411
Security deposits for other loan (2)	5,558,490	4,941,726
Security deposits	$8,564,517	$7,940,137

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company will prepay the development cost of $17,945,489 (RMB 119,700,000) to acquire certain land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2017 a deposit of $3,006,027 (RMB 20, 000,000) (2016 - $2,998,411 or RMB 20,000,000) was paid. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

(2)	In connection with financing from Hanzhong Urban Construction Investment Development Co., Ltd ( See note 8), the Company was required to provide a security deposit for the loan received. As of September 30, 2017, the security deposit balances were $5,558,490 (September 30, 2016 - $4,941,726) for other loan with Hanzhong Urban Construction Investment Development Co., Ltd.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER LOANS

	September 30, 2017	September 30, 2016
Loan A (i)	$97,473,417	$93,975,338
Loan B (ii)	12,024,108	11,993,643
Loan C (iii)	17,845,155	-
	127,342,680	105,968,981
Less: current maturities of other loans	28,545,233	6,125,753
Other loans – long-term portion	$98,797,447	$99,843,228

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $116,483,550 (RMB 775,000,000) for a long term loan at 4.245% interest per year to develop Liang Zhou Road Project. The Company repaid $6,141,313 (RMB 40,860,000) during the third quarter of 2017. As of September 30, 2017, the Company borrowed $97,473,417 under this credit line (September 30, 2016 - $93,975,338). The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $87,126,402 as of September 30, 2017 (September 30, 2016- $76,618,856). In addition, the Company was required to provide a security deposit for the loan received (see note 6). As of September 30, 2017, the security deposits paid were $5,558,490 (2016 - $4,941,726) for loans received. For the years ended September 30, 2017 and 2016, the interests paid were $4,763,399 and $2,949,185, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. Subsequently to the year ended September 30, 2017, the Company repaid $858,221 (RMB 5,710,000) in November 2017. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the years ended:	Repayment in USD	Repayment in RMB
September 30, 2018	25,539,205	169,920,000
September 30, 2019	25,796,221	171,630,000
September 30, 2020	32,702,570	217,580,000
September 30, 2021	13,149,865	87,490,000
September 30, 2022	13,154,376	87,520,000
Total	110,342,237	734,140,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $12,024,108 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of September 30, 2017, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For years ended September 30, 2017, total interest was $425,779, which was included in the interest expense, because the related Oriental Garden project was completed as of September 30, 2016. For year ended September 30, 2016, total interest was $290,653, which was capitalized in to the development cost of Oriental Garden project. The full amount of loan has following repayment schedule:

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER LOANS (continued)

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	3,006,026	20,000,000
Earlier of October 2018 or 70% sales completed	4,509,041	30,000,000
Earlier of January 2019 or 75% sales completed	4,509,041	30,000,000
Total	12,024,108	80,000,000

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,885,861 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2017, the Company received all the proceeds and repaid unused fund of $40,706 (RMB 270,829). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road and related projects with carrying value of $133,941,504 as collateral for the loan. Total financing costs of $212,596 and $Nil for the years ended September 30, 2017 and 2016, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $26,302,737(RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,340,821 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the Spring of 2018. Interest charge for the year ended September 30, 2017 was $312,645, which was included in the construction capitalized costs.

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2017	2016
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,931,120	$9,150,119
Oriental Pearl Garden	6,342,632	5,582,158
Liangzhou road and related projects	2,314,641	2,593,625
Yang County Pearl Garden	934,557	2,057,931
Yangzhou Palace	7,405,554	8,093,647

Total	26,928,504	27,477,480
Less: Customer deposits - short-term	24,613,864	16,790,208
Customer deposits - long-term	$2,314,640	$10,687,272

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2017 and 2016, approximately $1.3 million and $1.5 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS LOANS

	As of September 30,
	2017	2016
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	494,632	899,523
Total	$2,304,632,	$2,709,523

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2018. The Company recorded interest of $72,400 for each of the years ended September 30, 2017 and 2016. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2017 and 2016.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of September 30, 2017 and 2016 was $494,632 and $899,523, respectively. For the years ended September 30, 2017 and 2016, the interest was $42,141 and $40,172, respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 10. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of September 30, 2017 and 2016, 69.4% and 36.1% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2015	130,000	$1.93	2.71	191,914
Granted	-	$-	-	-
Forfeited	(10,000)	$2.37	-	(13,114)
Exercised	-	-	-	-
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2017	120,000	$1.89	0.89	$178,800
Exercisable, September 30, 2017	83,333	$1.89	0.89	$124,167

Stock-based compensation expense recognized in the years ended September 30, 2017 and 2016 was $59,600 and $59,600, respectively. As of September 30, 2017 and 2016, there was $54,633 and $114,233 unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 11. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2017, the Company had business sales tax payable of $14,143,444 (2016 - $13,453,236), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. For the years ended September 30, 2017 and 2016, the Company’s income taxes were $1,294,699 and $974,688, respectively.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference. Based on a recent discussions with local tax authority, the Company will be subject to income tax rate of 25% on taxable income in fiscal 2018. The change in the income tax policy could negatively affect the Company’s net income in future years.The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2017 and 2016:

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. TAXES (continued)

	2017	2016
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	0.6	0.7
Net impact of Exemption rendered by local tax authorities and other adjustments	(8.6)	(9.4)

Effective tax rate	17.0%	16.3%

Income tax expense for the years ended September 30, 2017 and 2016 is summarized as follows:

	For the years ended September 30,
	2017	2016
Current tax provision	$1,127,692	$343,589
Deferred tax provision	167,007	631,099

Income tax expense	$1,294,699	$974,688

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes amounted to $665,160 and $533,160 as of September 30, 2017 and 2016, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2036. However, the change in control resulting from the reverse merger in 2010 limits the amount of loss to be utilized each year. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of September 30, 2017 and 2016. The components of deferred taxes as of September 30, 2017 and 2016 consist of the following:

	As of September 30,
	2017	2016
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$226,154	$181,274
Valuation allowance	(226,154)	(181,274)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion*	$170,950	$5,107,887
Deferred tax liability – long term	$170,950	$5,107,887

* deferred tax liability of $5,107,887 as of September 30, 2016 was reclassified to tax payable – long term as of September 30, 2017 because the related real estate projects were fully completed.

Movement of valuation allowance:

	As of September 30,
	2017	2016
Beginning Balance	$181,274	$136,394
Current year additions	44,880	44,880
Ending Balance	$226,154	$181,274

The valuation allowance increased $44,880 for the years end September 30, 2017 and 2016, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. TAXES (continued)

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

As at September 30, 2017, the outstanding LAT payable balance was $1,292,527 with respect to completed real estate properties sold up to September 30, 2017. As at September 30, 2016, the Company has an outstanding LAT payable balance of $1,049,401 with respect to completed real estate properties sold up to September 30, 2016.

(D) Taxes payable consisted of the following:

	September 30, 2017	September 30, 2016

CIT	$6,216,432	$667,734
Business tax	14,143,444	13,453,236
Other taxes and fees	2,020,188	1,712,845
Total taxes payable	22,380,064	15,843,815
Less: current portion	17,259,202	15,843,815
Tax payable – long term *	$5,102,862	$-

*The Company reclassified the previous recognized deferred tax liabilities to income tax payable in fiscal 2017 due to the completion of the related real estate projects. The Company expects to fully settle the income tax payable when related real estate projects are sold.

NOTE 12.  STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2017 and 2016, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  STOCKHOLDERS’ EQUITY (continued)

(b) Statutory surplus reserves (continued)

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. Due to the recapitalization of VIE equity, reserve of $8,460,016 was reversed and transferred to additional paid in capital in the year ended September 30, 2016. As of September 30, 2017 and 2016, the balance of statutory surplus reserve was $9,142,899 and $8,495,631, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2017 and 2016.

NOTE 13. CONTINGENCIES AND COMMITMENTS

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of September 30, 2017 and 2016, the amount of security deposit provided for these guarantees was approximately $1.3 million and $1.5 million respectively.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2017	2016
ASSETS
Investment in subsidiary	$164,151,866	$157,139,041
Total Assets	$164,151,866	$157,139,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$452,500	$380,100
Shareholder loan	1,810,000	1,810,000
Total current liabilities	2,262,500	2,190,100

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	45,050	45,050
Additional paid-in capital	129,853,172	129,793,572
Statutory surplus	9,142,899	8,495,631
Retained earnings	26,343,030	20,661,184
Accumulated other comprehensive income	(3,494,785)	(4,046,496

Total stockholders' equity	161,889,366	154,948,941

Total Liabilities and Stockholders' Equity	$164,151,866	$157,139,041

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
Equity in profit of subsidiary	$6,461,114	$5,150,940
General and administrative expenses	59,600	59,600
Interest expense - net	72,400	72,400
Income before income taxes	6,329,114	5,018,940
Provision for income taxes	-	-
Net income	6,329,114	5,018,940
Other comprehensive income
Foreign currency translation adjustment	551,711	(7,604,743)
Comprehensive income (loss)	$6,880,825	$(2,585,803)

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016
Cash flows from operating activities
Net income	$6,329,114	$5,018,940

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	59,600	59,600
Equity in profit of subsidiary	(6,461,114)	(5,150,940)

Changes in assets and liabilities:
Accrued expenses	72,400	72,400
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2017 and 2016.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2017, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2017. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2017 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017:

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

Remediation Efforts to Address Significant Deficiencies

To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Engage a third party IT consulting firm to help formalize the Company’s policies and procedures on information technology, analyze the capability and reliability of existing systems, and establish an integrated information technology development plan.

•	Provide more U.S. GAAP knowledge and SEC reporting requirement training for the accounting department and establish formal policies and procedures in internal audit function.

•	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2017, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	50	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	48	Director	2010
Christy Young Shue	54	Director	2012
John Chen	45	Director	2012
Yuankai Wen	70	Director	2010

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

Code of Ethics

The Board of Directors has adopted a Code of Conduct which sets forth the standards by which the Company’s employees, officers and directors should conduct themselves. The Company will disclose any amendment to the Code of Conduct or waiver of a provision of the Code of Conduct that applies to the Company’s Chief Executive Officer, Chief Financial Officer and any other principal financial officer, and any other person performing similar functions and relates to certain elements of the Code of Conduct, including the name of the officer to whom the waiver was granted.

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2017 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2017 and the number of meetings each committee held in fiscal year 2017.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2017	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2017 are as follows:

Name	Ages	Position
Xiaojun Zhu *	50	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	38	Chief Financial Officer

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2017	29,367	-		(2)	29,367
Chairman of the Board (1)	2016	29,984	-		(2)	29,984

Wei Shen, Chief Financial Officer	2017	105,720	-	-		105,720
	2016	107,943	-	-		107,943

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2017 and 2016. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 6.6533 to the U.S. dollar for fiscal 2017 and RMB 6.8104 to the U.S. dollar for fiscal 2016.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2017 and 2016.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2017 and 2016 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2017 and 2016 under any LTIP.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 (approximately US$8,995) and a discretional bonus of up to RMB 180,000 (approximately US$26,986). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2017, 2016 and 2015. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2017 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2017.

FISCAL 2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$14,683	-	-	-	-	-	$14,683

John Chen	$36,000	-	29,800	-	-	-	$65,800

Christy Young Shue	$24,000	-	29,800	-	-	-	$53,800

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2017. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2017.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.8104 to the U.S. dollar.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 29, 2017 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.1%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen(5)	-	*
Christy Young Shue (5)	41,667	*
John Chen (5)	41,667	*
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,563,334	70.1%

*	less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of December 8, 2016 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of December 29, 2017. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of December 29, 2017, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojin Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

(5)	Includes stock options to purchase 41,667 shares of common stock exercisable as of December 29, 2017 or within 60 days thereafter.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2017:

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

The following related party transactions occurred during the fiscal year ended September 30, 2017:

The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2018. The Company recorded interest of $72,400 for each of the years ended September 30, 2017 and 2016. The Company has not yet paid this interest and it is recorded in accrued expenses in the consolidated balance sheets as of September 30, 2017 and 2016.

On December 31, 2013, Guangsha, the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% as of September 30, 2017 and 2016. The RMB loan balance as of September 30, 2017 and 2016 was $494,632 and $899,523, respectively. For the years ended September 30, 2017 and 2016, the interest was $42,141 and $40,172, respectively, which is capitalized in the development cost of Liangzhou road project.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2017 and 2016. Fees (excluding reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$222,500	$207,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$222,500	$207,500

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2017.

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

China HGS Real Estate Inc.

Date: January 3, 2018	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 3, 2018	By:	/s/Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer,	January 3, 2018
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/Samuel Shen	Chief Financial Officer	January 3, 2018
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	January 3, 2018
Shenghui Luo

/s/Christy Young Shue	Director	January 3, 2018
Christy Young Shue

/s/John Chen	Director	January 3, 2018
John Chen

/s/ Yuankai Wen	Director	January 3, 2018
Yuankai Wen

