Form 10-Q
period 2017-12-31
CHINA HGS REAL ESTATE INC.
filed 2018-02-12
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
Current assets:
Cash	$2,694,175	$2,109,043
Restricted cash	2,829,885	2,607,561
Cost and earnings in excess of billings	13,824,303	12,673,349
Real estate property development completed	74,949,264	79,233,948
Real estate property under development	85,651,923	87,126,402
Other current assets	1,324,113	1,529,698

Total current assets	181,273,663	185,280,001

Property, plant and equipment, net	822,449	825,833
Real estate property development completed, net of current portion	1,417,879	1,386,552
Security deposits	8,758,019	8,564,517
Real estate property under development, net of current portion	192,625,450	180,667,276
Due from local government for real estate property development completed	2,994,573	2,928,410

Total Assets	$387,892,033	$379,652,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other loans	$40,190,277	$28,545,233
Accounts payable	22,844,020	24,047,980
Other payables	4,226,994	3,897,093
Construction deposits	2,010,536	1,966,115
Billings in excess of cost and earnings	4,779,693	4,247,477
Customer deposits	25,671,051	24,613,864
Shareholder loan	2,191,312	2,304,632
Accrued expenses	3,131,407	3,158,432
Taxes payable	17,587,026	17,259,202

Total current liabilities	122,632,316	110,040,028
Deferred tax liabilities	322,918	170,950
Tax payable - long term	5,236,559	5,120,862
Customer deposits, net of current portion	2,366,937	2,314,641
Other long term loan payable, less current portion	89,151,908	98,797,447
Construction deposits, net of current portion	1,342,770	1,319,295

Total liabilities	221,053,408	217,763,223

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2017 and September 30, 2017	45,050	45,050
Additional paid-in capital	129,868,072	129,853,172
Statutory surplus	9,142,899	9,142,899
Retained earnings	27,548,302	26,343,030
Accumulated other comprehensive income (loss)	234,302	(3,494,785)
Total stockholders' equity	166,838,625	161,889,366

Total Liabilities and Stockholders' Equity	$387,892,033	$379,652,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended December 31,
	2017	2016
Real estate sales	$14,447,571	$8,897,854
Less: Sales tax	(25,216)	(112,602)
Cost of real estate sales	(12,000,541)	(7,061,035)
Gross profit	2,421,814	1,724,217
Operating expenses
Selling and distribution expenses	316,742	146,234
General and administrative expenses	357,429	472,730
Total operating expenses	674,171	618,964
Operating income	1,747,643	1,105,253
Interest expense	(128,621)	(121,123)
Income before income taxes	1,619,022	984,130
Provision for income taxes	413,750	221,998
Net income	1,205,272	762,132
Other Comprehensive income (loss)
Foreign currency translation adjustment	3,729,087	(6,225,991)
Comprehensive income (loss)	$4,934,359	$(5,463,859)
Basic and diluted income per common share
Basic and diluted	$0.03	$0.02
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$1,205,272	$762,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	145,714	-
Depreciation	412,078	15,962
Stock based compensation	14,900	14,900
Changes in assets and liabilities:
Restricted cash	(160,771)	323,605
Cost and earnings in excess of billings	(850,656)	(2,049,151)
Real estate property development completed	5,976,747	7,061,036
Real estate property under development	(4,361,705)	(21,981,341)
Other current assets	236,266	(522,767)
Accounts payables	(1,719,070)	(1,287,068)
Other payables	237,946	(7,695)
Billings in excess of cost and earnings	429,205	(19,812)
Customer deposits	492,982	756,670
Construction deposits	(6,230)	(425,264)
Accrued expenses	(86,445)	(112,531)
Taxes payable	(61,119)	150,497
Net cash provided by (used in) operating activities	1,905,114	(17,320,827)

Cash flow from investing activities
Purchases of fixed assets	(390,392)	-
Net cash used in investing activities	(390,392)	-

Cash flow from financing activities
Net repayments of shareholder loan	(122,484)	-
Repayments of bank loans	(863,438)	-
Proceeds from other loans	-	21,488,076

Net cash provided by (used in) financing activities	(985,922)	21,488,076

Effect of changes of foreign exchange rate on cash	56,332	(319,414)
Net increase in cash	585,132	3,847,835
Cash, beginning of period	2,109,043	6,401,237
Cash, end of period	$2,694,175	$10,249,072
Supplemental disclosures of cash flow information:
Interest paid	$1,481,263	$1,374,159
Income taxes paid	$98,906	$170,567

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2017 and 2016 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on January 3, 2018.

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

	For three months ended December 31,		September 30,
	2017	2016	2017
Period end RMB : USD exchange rate	6.5063	6.9448	6.6533
Period average RMB : USD exchange rate	6.6131	6.8343	6.8104

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2017 and 2016, the total interest capitalized in the real estate property development was $1,377,691 and $1,281,875, respectively

Impairment of long-lived assets

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2017 and 2016.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months ended December 31, 2017 and 2016, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2017 and September 30, 2017.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its VIE in the PRC.  No income is earned in the Company and the Company’s subsidiaries and the management does not repatriate any earnings from VIE outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2017 and 2016. As of December 31, 2017, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are subject to examination by the Chinese taxing authorities. As of December 31, 2017, the parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2013 through September 30, 2017 remains open for statutory examination by U.S. tax authorities.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three months ended December 31, 2017 and 2016 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three months ended December 31, 2017 and 2016, the Company recorded advertising expenses of $114,832 and $74,291, respectively.

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2017, one supplier accounted for approximately 22% of the Company’s total project expenditures. For the three months ended December 31, 2016, one supplier accounted for over 15% of the Company’s total project expenditures.

Reclassifications

Certain prior fiscal year restricted cash balance have been reclassified to conform to the current fiscal year presentation.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Preliminarily, we will adopt Topic 606 in the first quarter of our fiscal 2019 using the modified retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our unaudited condensed consolidated financial statements. The Company’s current percentage completion revenue recognition method is not allowed under the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments might have material impacts on the company’s condensed consolidated financial statement upon adoption of the new guidance at the time of adoption based upon outstanding contracts at that time.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2017 and September 30, 2017:

	Balance as of
	December 31, 2017	September 30, 2017
Development completed:
Hanzhong City Mingzhu Garden Phase I	$841,920	$823,319
Hanzhong City Mingzhu Garden Phase II	40,417,361	42,274,715
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,336,192	1,306,669
Hanzhong City Oriental Pearl Garden	27,384,391	29,969,640
Yang County Yangzhou Pearl Garden Phase I	1,922,928	1,880,443
Yang County Yangzhou Pearl Garden Phase II	4,464,351	4,365,714
Real estate property development completed	76,367,143	80,620,500
Less: Real estate property completed – short-term	74,949,264	79,233,948
Real estate property completed – long-term	$1,417,879	$1,386,552
Under development:
Yang County Yangzhou Palace (a)	$85,651,923	$87,126,402
Hanzhong City Shijin Project	7,444,745	7,280,256
Hanzhong City Liangzhou Road and related projects (b)	135,144,631	133,941,504
Hanzhong City Hanfeng Beiyuan East (c)	775,811	758,670
Hanzhong City Beidajie (e)	44,626,372	36,335,231
Yang County East 2nd Ring Road (d)	4,633,891	2,351,615
Real estate property under development	278,277,373	267,793,678
Less: Short-term portion	85,651,923	87,126,402
Real estate property under development –long-term	$192,625,450	$180,667,276

(a)	The Company recognized $6,023,792 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2017 (2016 - $Nil)

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2017, the actual costs incurred by the Company were $135,144,631 (September 30, 2017 - $133,941,504) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of December 31, 2017, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $25.8 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31,2017 - 4.75% and September 30, 2017 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The load construction is expected to be completed by early 2018.

(e)	For the three months ended December 31, 2017 and 2016, the Company did not received government’s subsidies for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City.

As of December 31, 2017 and September 30, 2017, land use rights included in real estate property under development totaled $17,835,957 and $18,040,624, respectively.

NOTE 4. OTHER LOANS

	December 31, 2017	September 30, 2017
Loan A (i)	$98,798,071	$97,473,417
Loan B (ii)	12,295,775	12,024,108
Loan C (iii)	18,248,339	17,845,155
	129,342,185	127,342,680
Less: current maturities of other loans	40,190,277	28,545,233
Other loans – long-term portion	$89,151,908	$98,797,447

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $119,115,319 (RMB 775,000,000) for a long term loan at 4.245% interest per year to develop Liang Zhou Road Project. The Company repaid $7,157,679 (RMB 46,570,000) prior to December 31, 2017. As of December 31, 2017, the Company borrowed $98,798,071 under this credit line (September 30, 2017 - $97,473,417). The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $85,651,923 as of September 30, 2017 (September 30, 2017 - $87,126,402). In addition, the Company was required to provide a security deposit for the loan received. As of December 31, 2017, the security deposits paid were $5,684,075 (September 30, 2017 - $5,558,490) for loans received and included in the long term security deposit. For the three months ended December 31, 2017 and 2016, the interests paid were $1,237,090 and $1,137,874, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
December 31, 2018	32,505,417	211,490,000
December 31, 2019	39,102,101	254,410,000
December 31, 2020	26,898,544	175,010,000
December 31, 2021	13,451,578	87,520,000

Total	111,957,640	728,430,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $12,295,775 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of December 31, 2017, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months ended December 31, 2017 and 2016, total interests were $109,320 and $105,782, respectively, which were included in the interest expense, because the related Oriental Garden project was completed as of September 30, 2016. The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	3,073,944	20,000,000
Earlier of October 2018 or 70% sales completed	4,610,916	30,000,000
Earlier of January 2019 or 75% sales completed	4,610,915	30,000,000
Total	12,295,775	80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. OTHER LOANS (continued)

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $18,289,965 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2017, the Company received all the proceeds and repaid unused fund of $41,626 (RMB 270,829). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road and related projects as collateral for the loan. The carrying value of the Liangzhou Road and related projects amounted to $135,144,631 and $133,941,504 as of December 31, 2017 and September 30, 2017, respectively. Total financing costs of $54,584 and $130,503 for the three months ended December 31, 2017 and 2016, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $26,897,008 (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,379,402 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the Spring of 2018. Interest charge for the three months ended December 31, 2017 and 2016 was $80,271 and Nil, respectively, which was included in the construction capitalized costs.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2017	September 30, 2017
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$12,493,657	$9,931,120
Oriental Pearl Garden	6,721,489	6,342,632
Liangzhou road and related projects	2,366,937	2,314,641
Yang County Pearl Garden	1,384,070	934,557
Yang County Palace	5,071,835	7,405,555

Total	28,037,988	26,928,505
Less: Customer deposits - short-term	25,671,051	24,613,864
Customer deposits - long-term	$2,366,937	$2,314,641

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30% - 50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of December 31, 2017 and September 30, 2017, approximately $2.8 million and $2.6 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHAREHOLDER’S LOANS

	As of
	December 31, 2017	September 30, 2017
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	381,312	494,632
Total	$2,191,312	$ 2,304,632

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2018. The Company recorded interest expense of $18,100 for both three months ended December 31, 2017 and 2016, respectively. The Company has not yet paid this interest and it is recorded in accrued expenses.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”) entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of December 31, 2017 and September 30, 2017 was $381,312 and $494,632, respectively. For the three months ended December 31, 2017 and 2016, the interest was $5,746 and $13,498, respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 7. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options). The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of December 31, 2017 and September 30, 2017, 77.8% and 69.4% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2017	120,000	$1.89	0.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2017	120,000	$1.89	0.64	$178,800
Exercisable, December 31, 2017	93,333	$1.89	0.64	$139,066

NOTE 8. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue. It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2017, the Company had business sales tax payable of $14,162,069 (September 30, 2017 - $14,143,444), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company and its subsidiaries had operating losses since inception and the Company recorded a full valuation allowance against those tax losses. All the Company’s consolidated earnings are generated by the Company’ VIE in PRC.

The Company’s VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, prior to October 1, 2017, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. Starting from October 1, 2017, the Company is subject to income tax rate of 25% on taxable income in fiscal 2018 and afterwards. The change in the income tax policy could negatively affect the Company’s net income. For the three months ended December 31, 2017 and 2016, the Company’s income taxes were $413,750 and $221,998, respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC for the Company’s tax filling prior to October 1, 2017, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result the Company assessed there was no significant income tax impact during the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable CFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017	2016
Chinese statutory tax rate	25%	$25%
Valuation allowance change	0.6%	1.1%
Net impact of Exemption rendered by local tax authorities and other adjustments	-	(3.5)%

Effective tax rate	25.6%	$22.6%

Income tax expense for the three months ended December 31, 2017 and 2016 is summarized as follows:

	For the three months ended December 31,
	2017	2016
Current tax provision	$268,036	$221,998
Deferred tax provision	145,714	-

Income tax provision	$413,750	$221,998

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $698,160 and $665,160 as of December 31, 2017 and September 30, 2017, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2035. However, the change in control resulting from the reverse merger in 2009 limits the amount of loss to be utilized each year. Management doesn’t expect any taxable income in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of December 31, 2017 and September 30, 2017. The Company calculated deferred tax asset using a blended rate in accordance with the Act. The components of deferred taxes as of December 31, 2017 and September 30, 2017 consist of the following:

	December 31, 2017	September 30, 2017
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$233,084	$226,154
Valuation allowance	(233,084)	(226,154)
Deferred tax asset – net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$332,918	$170,950
Deferred tax liability – long term	$332,918	$170,950

Movement of valuation allowance:

	For the three months ended December 31,
	2017	2016
Beginning Balance	$226,154	$181,274
Current period additions	6,930	11,220
Ending Balance	$233,084	$192,494

The valuation allowance increased $6,930 and $11,220 for the three months ended December 31, 2017 and 2016, respectively.

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

As at December 31, 2017, the outstanding LAT payable balance was $1,321,729 with respect to completed real estate properties sold up to December 31, 2017. As at September 30, 2017, the Company has an outstanding LAT payable balance of $1,292,527 with respect to completed real estate properties sold up to September 30, 2017.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. TAXES (continued)

(D) Taxes payable consisted of the following:

	December 31, 2017	September 30, 2017

CIT	$6,528,787	$6,216,432
Business tax	14,162,069	14,143,444
Other taxes and fees	2,132,729	2,020,188
Total taxes payable	22,823,585	22,380,064
Less: current portion	17,587,026	17,259,202
Tax payable – long term	$5,236,559	$5,120,862

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of December 31, 2017 and September 30, 2017, the amount of security deposits provided for these guarantees was approximately $2.8 million and $2.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2017, our sales, gross profit and net income were $14,447,571, $2,421,814 and $1,205,272, respectively, representing an approximate 62.4%, 40.5% and 58.1% increase in sales, gross profit and net income as compared to three months ended December 31, 2016, respectively. The increase in sales, gross profit and net income was mainly resulted from more gross floor area (“GFA”) sold during this quarter.

For the three months ended December 31, 2017, we recognized revenue under the percentage of completion method for Yangzhou Palace real estate Project because the real estate project under development have met the criteria for revenue recognition under the percentage of completion method as June 30, 2017. Total revenue recognized under the percentage of completion method for the three months ended December 31, 2017 was $6,606,649 (2016 - $Nil), representing 45.7% (2016 – Nil) of total revenue for the period, with related costs of these real estate sales was $6,023,792 (2016 - Nil), representing 50.2% (2016 – Nil) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was $582,857 (2016 - Nil), representing 23.8% (2016 – Nil) of the total gross profit for the period.

For the three months ended December 31, 2017, the average selling price (“ASP”) for our completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $332.6 per square meter, an increase of 66.2% from the ASP of $200.1 per square meter for the three months ended December 31, 2016. The increase in ASP was mainly due to the fact all the revenue in Yang County was from sales of our residential units in Yangzhou Palace real estate Project, which is our new project with a relatively higher selling price. In addition, during the same period of last year, the Company reduced the selling price to promote the sales of completed real estate residential units to reduce the inventory stockpile in Yang County. However, the ASP for Yang County Palace project for the three months ended December 31, 2017 was still lower than the ASP of $461 for the year ended September 30, 2017 due to our promotion on the related sales. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $551.6 per square meter, a 10.8% increase from the ASP of $498.0 per square meter for the three months ended December 31, 2016, which reflected a normal price increase in the local real estate market.

Market Outlook

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2017, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of December 31, 2017, the actual costs incurred by the Company was $135,144,631 (September 30, 2017 - $133,941,504) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three months ended December 31, 2017 and 2016, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project. The Liangzhou road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area. The Liangzhou road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $25.8 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. The Company is expected to deliver these two road construction projects to local government in early 2018.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of December 31, 2017, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell the entire property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2018
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2018
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2018
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2018
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2018
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2018

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in the beginning of 2018
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road project to government in early of 2018
Hanzhong City Liangzhou Road and related projects	The projects will be completed in 2018 and later years.
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2018

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For three months ended December 31, 2017 and 2016, the Company did not recognize any impairment for real estate property under development and completed.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 compared to Three Months Ended December 31, 2016

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2017	2016

Revenue recognized under full accrual method	$7,840,922	$8,897,854
Revenue recognized under percentage of completion method	6,606,649	-
Total	$14,447,571	$8,897,854

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2017		2016		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$4,055,550	51.7%	$3,537,695	39.8%	$517,855	14.6%
Oriental Pearl Garden	3,785,372	48.3%	5,324,262	59.8%	(1,538,890)	(28.9)%
Yangzhou Pearl Garden Phase I and II	-	-	35,897	0.4%	(35,897)	(100)%

Total Real Estate Sales before Sales Tax	7,840,922	100%	8,897,854	100%	(1,056,932)	(11.9)%
Sales Tax	(25,216)		(112,602)		87,386	(77.6)%
Revenue net of sales tax	$7,815,706		$8,785,252		$(969,546)

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects in prior years. For these completed real estate properties, only limited models are available for customer selection. Comparing to the first quarter of fiscal 2017, revenues before sales tax decreased by 11.9% to approximately $7.8 million for the three months ended December 31, 2017 from approximately $8.9 million. The total GFA sold during three months ended December 31, 2017 was 14,755 square meters, representing a 17.9% decrease from the 17,976 square meters sold in the same period of last year.

In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT. The sales tax for the three months ended December 31, 2016 was $0.1 million, while there was $0.03 million sales tax charge for the three months ended December 31, 2017.

Revenue recognized from projects under development

		For the three months ended December 31, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	84%	25,163,737	6,606,649	21,484,5086

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. For the quarter ended December 31, 2017, total GFA sold under qualified contract sales as of December 31, 2017 was52,385 square meters (September 30, 2017 – 36,133). The average unit price under contract sales was $480 per square meters.

For the three months ended December 31, 2016
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)		Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
	N/A	N/A	$	N/A	N/A	N/A

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2017 and 2016 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,046,883	8.7%	$353,051	5.0%	$693,832	196.5%
Construction cost	10,953,658	91.3%	6,707,984	95.0%	4,245,674	63.3%
Total cost	$12,000,541	100%	$7,061,035	100%	$4,939,506	70.0%

Our cost of sales consists of costs associated with land use rights and construction costs. Cost of sales are capitalized and allocated to development projects using the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project (or phase of the project) times the total cost of the project or phase of the project.

Cost of sales was approximately $12.0 million for the three months ended December 31, 2017 compared to $7.1 million for the same period of last year. The $4.9 million increase in cost of sales was mainly attributable to the increase in total GFA sold during the three months ended December 31, 2017 which led to increased revenue and cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2017 were $1.0 million, as compared to $0.4 million for the three months ended December 31, 2016, representing an increase of $0.7 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter was higher than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2017 were approximately $11.0 million as compared to approximately $6.7 million for the three months ended December 31, 2016, representing an increase of $4.2 million. The increase in construction cost was due to increase in units sold during the quarter ended December 31, 2017.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended December 31, 2017 increased to 83.1% from 79.4% for the three months ended December 31, 2016, which was mainly attributable to the fact that more sales from real estate projects in Yang County were sold during the first quarter of fiscal 2018, while more sales from real estate projects in Hanzhong city were sold in the same period of last year.

Gross Profit

Gross profit was approximately $2.4 million for the three months ended December 31, 2017 as compared to approximately $1.7 million for the three months ended December 31, 2016, representing an increase of $0.7 million, which was mainly attributable to more GFA sold during the first quarter of fiscal 2018. For the three months ended December 31, 2017 and 2016, total GFA sold during the period was 31,007 square meters and 17,976 square meters, respectively. The gross margin was lower in the three months ended December 31, 2017, comparing to the same period of last year. It was mainly due to lower price we offered to promote the Yangzhou Palace project and Oriental Garden project. The following table sets forth the gross margin of each of our projects:

	For Three Months Ended December 31,
	2017			2016
	Gross Profit		Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II		$1,288,482	31.8%	$714,709	20.2%
Oriental Garden		575,691	15.2%	1,133,268	21.3%
Yangzhou Pearl Garden Phase I and II		-	-	(11,158)	(31.1)%
Yangzhou Palace		582,857	8.8%	-	-
Sales Tax		(25,216)		(112,602)
Total Gross Profit	$$	2,421,814	16.8%	$1,724,217	19.4%
Total Real Estate Sales before Sales Tax		$14,447,571		$8,897,854

Operating Expenses

Total operating expenses increased by 8.9% or $55,207 to $674,171 for the three months ended December 31, 2017 from $618,964 for the three months ended December 31, 2016 as a result of an increase in selling expense of $170,508 primarily attributed to more sales and marketing related expense incurred to promote the sales of our real estate projects. Our general and administrative expense was $357,429 for the three months ended December 31, 2017, decreased by $115,301 from the three months ended December 31, 2016 due to less consulting and office expenses. Our total operating expenses accounted for 4.7% and 7.0% of our real estate sales before sales taxes for the three months ended December 31, 2017 and 2016, respectively.

	For Three Months Ended December 31,
	2017	2016

Selling expenses	$316,742	$146,234
General and administrative expenses	357,429	472,730
Total operating expenses	$674,171	$618,964
Percentage of Real Estate Sales before Sales Tax	4.7%	7.0%

Income Taxes

U.S. Taxes

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its VIE in the PRC. The Company and its subsidiaries had operating losses since inception and the Company recorded a full valuation allowance against those tax losses. All the Company’s consolidated earnings are generated by the Company’s VIE in PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2017 and 2016.

PRC Taxes

The Company’s VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, prior to October 1, 2017, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. Starting from October 1, 2017, the Company is subject to income tax rate of 25% on taxable income in fiscal 2018 and afterwards. The change in the income tax policy could negatively affect the Company’s net income. For the three months ended December 31, 2017 and 2016, the Company’s income taxes were $413,750 and $221,998, respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC for the Company’s tax filling prior to October 1, 2017, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has determined that the Company’s VIE in PRC does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result the Company assessed there was no significant income tax impact during the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the Company’s VIE in PRC does not qualify as a reportable CFC, therefore it is not necessary to record any income tax provision in connection with the transition tax on the mandatory deemed repatriation of foreign earnings at December 31, 2017. Additional work is necessary to do a more detailed analysis of the Act as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal 2018 when the analysis is complete.

Net Income

We reported net income of approximately $1.2 million for the three months ended December 31, 2017, as compared to net income of approximately $0.8 for the three months ended December 31, 2016. The increase of approximately $0.4 million in our net income was primarily due to higher revenue as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $3.7 million and negative $6.2 million for the three months ended December 31, 2017 and 2016, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at December 31, 2017 were translated at 6.5063 RMB to 1.00 USD as compared to 6.6533 RMB to 1.00 USD at September 30, 2017, RMB has appreciated 2% against the U.S. dollar from September 30, 2017 to December 31, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2017 and 2016 were 6.6131 RMB and 6.8104 RMB, respectively.

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

As of December 31, 2017, the Company had approximately $58.6 million in working capital, a decrease of $16.6 million as compared to $75.2 million as of September 30, 2017, which was mainly because certain loans were due in the next twelve months based on the repayment schedule therefore reclassified from long term nature to short term nature. Our total cash and restricted cash balance were approximately $5.5 million and $4.7 million as of December 31, 2017 and September 30, 2017, respectively. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $119,115,319 (RMB 775,000,000) long term loan at 4.245% interest to develop Liangzhou Road Project. As of December 31, 2017, the Company borrowed $98,798,071 (September 30, 2017 - $97,473,417) from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $85,651,923 as of December 31, 2017 (September 30, 2017 - $87,126,402). On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $12,295,775 (RMB 80,000,000) related to Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. As of September 30, 2017, the Company received all the proceeds from Housing Fund. The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $18,289,965 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. As of December 31, 2017, the Company pledged the assets of Liangzhou Road and related projects with carrying value of $135,144,631 (September 30, 2017 -$133,941,504) as collateral for the loan. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $ $26,897,008 with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the Spring of 2018.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$1,905,114	$(17,320,827)
Net cash used in investing activities	(390,392)	-
Net cash provided by (used) in financing activities	(985,922)	21,488,076
Effect of change of foreign exchange rate on cash	56,332	(319,414)
Net cash increase in cash	585,132	3,847,835
Cash, beginning of period	2,109,043	6,401,237
Cash, end of period	$2,694,175	$10,249,072

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2017 was $1.9 million, consisting of net income of $1.2 million, noncash adjustments of $0.6 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $6.0 million because we sold these completed residential and commercial units during current quarter, offset with an increase in the real estate under development of approximately $4.4 million due to constructions on the Liangzhou road and related projects and Yangzhou Palace project, payments of accounts payable of approximately $1.7 million. The cash inflows provided by operating activities is mainly attributable to our revenue from current quarter sales.

Net cash used in operating activities during the three months ended December 31, 2016 was $17.3 million, consisting of net income of $0.8 million, noncash adjustments of $0.03 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $7.1 million because we sold these completed residential and commercial units during current quarter, an increase in the real estate under development of approximately $22 million due to constructions on the Liangzhou road and related projects and Hanzhong City Beidajie project, payments of accounts payable of approximately $1.3 million and the increase in customer deposits of approximately $0.8 million. The cash outflows used in operating activities is mainly attributable to our increased spending on our real estate properties under development.

Investing activities

Net cash used in investing activities during three months ended December 31, 2017 and 2016 was $0.4 million and Nil, respectively, due to purchases of office equipment during the period.

Financing Activities

Net cash flows used in financing activities was approximately $1.0 million for three months ended December 31, 2017, which included a net repayment of shareholder loan of $0.1 million and repayment of other loans of $0.9 million.

Net cash flows provided by financing activities amounted to approximately $21.5 million for the three months ended December 31, 2016, primarily because we received loan proceeds of approximately $21.5 million from local bank and other financial institution and invested these amounts on our real estate projects under development, including approximately $9.2 million borrowed from Hanzhong Urban Construction Investment Development Co., Ltd for our Liangzhou Road related projects, and $12.3 million borrowed from Hantai District Urban Construction Investment Development Co., Ltd for our Hanzhong Liangzhou Road project.

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

We Conduct Substantially All Our Business in Foreign Country

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 12, 2018	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

