Form 10-Q
period 2018-03-31
CHINA HGS REAL ESTATE INC.
filed 2018-05-15
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2018	2017
ASSETS
Current assets:
Cash	$4,323,993	$2,109,043
Restricted cash	3,346,369	2,607,561
Cost and earnings in excess of billings	14,973,256	12,673,349
Real estate property development completed	69,315,427	79,233,948
Real estate property under development	77,223,976	87,126,402
Other current assets	1,800,362	1,529,698

Total current assets	170,983,383	185,280,001

Property, plant and equipment, net	830,519	825,833
Real estate property development completed, net of current portion	1,470,706	1,386,552
Security deposits	9,084,319	8,564,517
Real estate property under development, net of current portion	213,532,496	180,667,276
Due from local government for real estate property development completed	3,106,142	2,928,410

Total Assets	$399,007,565	$379,652,589
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Other loans	$45,560,055	$28,545,233
Accounts payable	19,430,246	24,047,980
Other payables	4,866,333	3,897,093
Construction deposits	2,082,255	1,966,115
Billings in excess of cost and earnings	5,181,133	4,247,477
Customer deposits	25,654,238	24,613,864
Shareholder loan	1,993,486	2,304,632
Accrued expenses	3,116,331	3,158,432
Taxes payable	17,486,893	17,259,202

Total current liabilities	125,370,970	110,040,028
Deferred tax liabilities	574,844	170,950
Tax payable - long term	5,431,660	5,120,862
Customer deposits, net of current portion	2,423,238	2,314,641
Other long term loan payable, less current portion	88,601,067	98,797,447
Construction deposits, net of current portion	1,368,715	1,319,295

Total liabilities	223,770,494	217,763,223
Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2018 and September 30, 2017	45,050	45,050
Additional paid-in capital	129,882,972	129,853,172
Statutory surplus	9,142,899	9,142,899
Retained earnings	29,587,472	26,343,030
Accumulated other comprehensive income (loss)	6,578,678	(3,494,785)
Total stockholders' equity	175,237,071	161,889,366

Total Liabilities and Stockholders' Equity	$399,007,565	$379,652,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017

Real estate sales	$21,906,367	$11,113,794	$36,353,938	$20,011,648
Less: Sales tax	(65,064)	(353,436)	(90,280)	(466,038)
Cost of real estate sales	(18,118,690)	(8,254,621)	(30,119,231)	(15,315,656)
Gross profit	3,722,613	2,505,737	6,144,427	4,229,954

Operating expenses
Selling and distribution expenses	185,593	131,851	502,335	278,085
General and administrative expenses	654,778	1,150,833	1,012,207	1,623,563
Total operating expenses	840,371	1,282,684	1,514,542	1,901,648

Operating income	2,882,242	1,223,053	4,629,885	2,328,306

Interest expense	(126,064)	(123,447)	(254,685)	(244,570)
Income before income taxes	2,756,178	1,099,606	4,375,200	2,083,736

Provision for income taxes	717,008	276,524	1,130,758	498,522
Net income	2,039,170	823,082	3,244,442	1,585,214

Other comprehensive income (loss)
Foreign currency translation adjustment	6,344,376	1,357,385	10,073,463	(4,868,606)

Comprehensive income (loss)	$8,383,546	$2,180,467	$13,317,905	$(3,283,392)

Basic and diluted income per common share
Basic and diluted	$0.05	0.02	$0.07	$0.04

Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$3,244,442	$1,585,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	380,788	-
Stock based compensation	442,235	29,800
Depreciation	29,800	30,837
Changes in assets and liabilities:

Restricted cash	(561,768)	348,127
Advances to vendors	(175,248)	-
Cost and earnings in excess of billings	(1,481,211)	(820,187)
Real estate property development completed	14,251,003	15,301,222
Real estate property under development	(6,492,660)	(46,802,444)
Other current assets	3,177	631,894
Accounts payables	(5,880,670)	(5,042,313)
Other payables	709,012	17,601
Billings in excess of cost and earnings	654,002	33,317
Customer deposits	(469,686)	3,905,190
Construction deposits	(32,745)	(427,586)
Accrued expenses	(198,484)	(245,158)
Taxes payable	(793,293)	561,290
Net cash provided by (used in) operating activities	3,628,694	(30,893,196)

Cash flow from investing activities
Purchases of fixed assets	(398,269)	-
Net cash used in investing activities	(398,269)	-
Cash flow from financing activities
Proceeds from shareholder loan	-	495,742
Repayment of shareholder loan	(330,130)	-
Repayment of bank loans	(880,860)	-
Proceeds from other loans	-	26,470,545

Net cash (used in) provided by financing activities	(1,210,990)	26,966,287

Effect of changes of foreign exchange rate on cash	195,515	(183,939)
Net increase (decrease) in cash	2,214,950	(4,110,848)
Cash, beginning of period	2,109,043	6,401,237
Cash, end of period	$4,323,993	$2,290,389
Supplemental disclosures of cash flow information:
Interest paid	$3,008,428	$2,781,494
Income taxes paid	$544,678	$355,975

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the requirement of Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on January 3, 2018.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, , revenue recognition, taxes, budgeted costs, share-based compensation and other similar charges. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts..

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

	For six months ended March 31,		September 30,
	2018	2017	2017
Period end RMB: USD exchange rate	6.2726	6.8832	6.6533
Period average RMB: USD exchange rate	6.4823	6.8584	6.8104

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2018 and 2017, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2018, the total interest capitalized in the real estate property development was $1,422,579 and $2,800,270, respectively. For the three and six months ended March 31, 2017, the total interest capitalized in the real estate property development was $1,320,670 and $2,602,545, respectively.

Impairment of long-lived assets

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2018 and 2017

Customer deposits

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and six months ended March 31, 2018 and 2017, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2018 and September 30, 2017.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its VIE in the PRC.  No income is earned in the Company and the Company’s subsidiaries and the management does not repatriate any earnings from VIE outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2018 and 2017. As of March 31, 2018, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2013 through, 2017. are subject to examination by the Chinese taxing authorities. As of March 31, 2018, the parent Company China HGS Real Estate Inc.’s tax years ended September 30, 2013 through September 30, 2017 remains open for statutory examination by U.S. tax authorities.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, Nandajie, Central Plaza and Oriental Pearl Garden are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden and Yangzhou Palace are located, requires a tax rate of 0.5%.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and six months ended March 31, 2018 and 2017 were net income and foreign currency translation adjustments.

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

Advertising expenses

Advertising costs are expensed as incurred. For the three and six months ended March 31, 2018, the Company recorded advertising expenses of $32,019 and $146,852, respectively (2017 - $31,478 and $105,769).

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

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. . For the six months ended March 31, 2018, one suppliers accounted for 14% of the Company’s the project expenditures. For the six months ended March 31, 2017, two suppliers accounted for 26% and 19% of the Company’s the project expenditures, respectively For the three months ended March 31, 2018, no supplier accounted for over 10% of the Company’s total project expenditures. For the three months ended March 31, 2017, one supplier accounted for over 38% of the Company’s total project expenditures.

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

In March 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe this guidance will have a material impact on its condensed consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated financial position, statements of operations and cash flows.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2018 and September 30, 2017:

	Balance as of
	March 31, 2018	September 30, 2017
Development completed:
Hanzhong City Mingzhu Garden Phase I	$873,288	$823,319
Hanzhong City Mingzhu Garden Phase II	37,357,426	42,274,715
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,385,974	1,306,669
Hanzhong City Oriental Pearl Garden (a)	24,559,943	29,969,640
Yang County Yangzhou Pearl Garden Phase I	1,994,573	1,880,443
Yang County Yangzhou Pearl Garden Phase II	4,614,929	4,365,714
Real estate property development completed	70,786,133	80,620,500
Less: Real estate property completed – short-term	69,315,427	79,233,948
Real estate property completed – long-term	$1,470,706	$1,386,552
Under development:
Yang County Yangzhou Palace	$77,223,976	$87,126,402
Hanzhong City Shijin Project	7,722,114	7,280,256
Hanzhong City Liangzhou Road and related projects (b)	141,225,849	133,941,504
Hanzhong City Hanfeng Beiyuan East (c)	804,716	758,670
Hanzhong City Beidajie (e)	58,531,517	36,335,231
Yang County East 2nd Ring Road (d)	5,248,300	2,351,615
Real estate property under development	290,756,472	267,793,678
Less: Short-term portion	77,223,976	87,126,402
Real estate property under development –long-term	$213,532,496	$180,667,276

(a)	The Company recognized $9,844,433 and $15,868,225 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2018 (2017 - $Nil).

(b)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2018, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2018, the actual costs incurred by the Company were $141,225,849 (September 30, 2017 - $133,941,504) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2018 and 2017, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liang Zhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the year ended September 30, 2014. As of March 31, 2018, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $26.7 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2018 – 4.75% and September 30, 2017 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction is expected to be completed by 2018.

(e)	For the three and six months ended March 31, 2018 and 2017, the Company did not received government’s subsidies for its Shanty Area Reform Project surrounding Beidajie Project located in Hantai District, Hanzhong City.

As of March 31, 2018 and September 30, 2017, land use rights included in real estate property under development totaled $17,495,683 and $ 18,040,624, respectively.

NOTE 4. OTHER LOANS

	March 31, 2018	September 30, 2017
Loan A (i)	$102,479,018	$97,473,417
Loan B (ii)	12,753,882	12,024,108
Loan C (iii)	18,928,222	17,845,155
	134,161,122	127,342,680
Less: current maturities of other loans	45,560,055	28,545,233
Other loans – long-term portion	$88,601,067	$98,797,447

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $123.6 million (or RMB 775 million) for a long term loan at 4.245% interest per year to develop Liang Zhou Road Project. The Company repaid $7,424,354 (RMB 46,570,000) prior to March 31, 2018. As of March 31, 2018, the Company borrowed $102,479,018 under this credit line (September 30, 2017 - $97,473,417). The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $77,223,976 as of March 31, 2018 (September 30, 2017 - $87,126,402). In addition, the Company was required to provide a security deposit for the loan received. As of March 31, 2018, the security deposits paid were $5,895,849 (September 30, 2017 - $5,558,490) for loans received and included in the long term security deposit. For the three and six months ended March 31, 2018, the interests paid were $1,275,874 and $2,512,964 (2017 - $1,175,312 and $2,313,186), respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
March 31, 2019	$32,806,173	$205,780
March 31, 2020	41,469,246	260,120,000
March 31, 2021	27,900,711	175,010,000
March 31, 2022	13,952,747	87,520,000

Total	$116,128,877	$728,430,000

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $12.8 million (RMB 80 million) related to Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of March 31, 2018, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months and six months ended March 31, 2018, total interest was $112,506 and $221,826 (2017 - $103,880 and $209,662), respectively. As of March 31, 2018, The full amount of loan has following repayment schedule:

	Repayment in USD	Repayment in RMB
Earlier of July 2018 or 60% sales completed	$3,188,470	$20,000,000
Earlier of October 2018 or 70% sales completed	4,782,706	30,000,000
Earlier of January 2019 or 75% sales completed	4,782,705	30,000,000
Total	$12,753,881	$80,000,000

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. OTHER LOANS (continued)

(iii)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $19 million (RMB 119 million) for the development of Hanzhong City Liangzhou Road project. As of March 31, 2018, the Company received all the proceeds and repaid unused fund of $43,177(RMB 270,829). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road and related projects as collateral for the loan, The carrying value of the Liangzhou Road and related projects amounted to $141,225,849 and $133,941,504 as of March 31, 2018 and September 30, 2017, respectively. Total financing costs of $56,174 and $110,758 for the three and six months ended March 31, 2018 (2017- $128,143 and $258,646), respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.9 million (RMB 175 million) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5.4 million from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in 2018. Interest charge for the three and six months ended March 31, 2018 was $82,609 and $162,880, respectively, which was included in the construction capitalized costs (2017 – Nil).

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2018	September 30, 2017
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$12,959,137	$9,931,120
Oriental Pearl Garden	5,966,783	6,342,632
Liangzhou road and related projects	2,455,122	2,314,641
Yang County Pearl Garden	1,435,637	934,557
Yang County Palace	5,260,797	7,405,555
	28,077,476
Total		26,928,505
Less: Customer deposits - short-term	25,654,238	24,613,864
Customer deposits - long-term	$2,423,238	$2,314,641

Customer deposits are typically 10%-20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of March 31, 2018 and September 30, 2017, approximately $3.3 million and $2.6 million were guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY LOANS

	As of
	March 31, 2018	September 30, 2017
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	183,486	494,632
Total	$1,993,486	$2,304,632

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with Mr. Xiaojun Zhu, the Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2018. The Company recorded interest expense of $18,100 and $36,200 for three months and six ended March 31, 2018 and 2017, respectively. The Company has not yet paid this interest and it is recorded in accrued expenses.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”) entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow from Mr. Zhu in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of March 31, 2018 and September 30, 2017 was $183,486 and $494,632, respectively. For the three and six months ended March 31, 2018, the interest was $7,922 and $13,668 (2017 - $17,214 and $30,712), respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 7. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two new independent directors to repurchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options”).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of March 31, 2018 and September 30, 2017, 86.1% and 69.4% of the option awards have vested, respectively. The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

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

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2017	120,000	$1.89	0.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2018	120,000	$1.89	0.39	$178,800
Exercisable, March 31, 2018	103,333	$1.89	0.39	$153,966

NOTE 8. TAXES

(A) Business sales tax

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2018, the Company had business sales tax payable of $13,619,534 (September 30, 2017- $14,143,444), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its entire exiting real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company and its subsidiaries had operating losses since inception and the Company recorded a full valuation allowance against those tax losses. All the Company’s consolidated earnings are generated by the Company’ VIE in PRC.

The Company’s VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, prior to October 1, 2017, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. Starting from October 1, 2017, the Company is subject to income tax rate of 25% on taxable income in fiscal 2018 and afterwards. The change in the income tax policy could negatively affect the Company’s net income. For the three and six months ended March 31, 2018 and 2017, the Company’s income taxes were $717,008 and $1,130,758 (2017 - $276,524 and $498,522), respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC for the Company’s tax filling prior to October 1, 2017, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2018 and 2017:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Chinese statutory tax rate	25%	25%	25%	25%
Net impact of Exemption rendered by local tax authorities	-	(0.9%)	-	(2.2%)
Valuation allowance change and other adjustments	1%	1%	0.8%	1.1%

Effective tax rate	26%	25.1%	$25.8%	23.9%

Income tax expense for the three and six months ended March 31, 2018 and 2017 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Current tax provision	$481,934	$276,524	$749,970	$498,522
Deferred tax provision	235,074	-	380,788	-
Income tax provision	$717,008	$276,524	$1,130,758	$498,522

CHINA HGS REAL ESTATE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. TAXES (continued)

The parent Company China HGS Real Estate Inc. is incorporated in the United States. Net operating loss carry forwards for United States income tax purposes approximated to $731,160 and $665,160 as of March 31, 2018 and September 30, 2017, respectively, which are available to reduce future years’ taxable income. These carry forwards will expire in 2037. Management doesn’t expect to remit any of its net income back to the United States in the foreseeable future. Accordingly, the Company recorded a full valuation allowance as of March 31, 2018 and September 30, 2017. The components of deferred taxes as of March 31, 2018 and September 30, 2017 consist of the following:

	March 31, 2018	September 30, 2017
Deferred tax assets:
Deferred tax asset from net operating loss carry-forwards for parent company	$240,014	$226,154
Valuation allowance	(240,014)	(226,154)
Deferred tax asset - net	$-	$-
Deferred tax liability:
Revenue recognized based on percentage of completion	$574,844	$170,950
Deferred tax liability – long term	$574,844	$170,950

Movement of valuation allowance:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Beginning Balance	$233,084	$192,494	$226,154	$181,274
Current period additions	6,930	11,220	13,860	22,440
Ending Balance	$240,014	$203,714	$240,014	$203,714

The valuation allowance increased $6,930 and $13,680 for the three months ended March 31, 2018 (2017 - $11,220 and $22,440), respectively.

(C) Land Appreciation Tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Hanzhong City has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 0.5% in Yang County and 1.0% in Hanzhong against total cash receipts from sales of real estate properties, rather than according to the progressive rates. As at March 31, 2018, the outstanding LAT payable was $1,370,973 with respect to completed real estate properties sold up to March 31, 2018. As at September 30, 2017,  the outstanding LAT payable balance was $1,292,527 with respect to completed real estate properties sold up to September 30, 2017.

(D) Taxes payable consisted of the following:

	March 31, 2018	September 30, 2017

CIT	$6,973,855	$6,216,432
Business tax	13,619,534	14,143,444
Other taxes and fees	2,325,164	2,020,188
Total taxes payable	22,918,553	22,380,064
Less: current portion	17,486,893	17,259,202
Tax payable – long term	$5,431,660	$5,120,862

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of March 31, 2018 and September 30, 2017, the amount of security deposit provided for these guarantees was approximately $3.3 million and $2.6 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended March 31, 2018 and 2017 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2018, our sales, gross profit and net income were approximately $36.4 million, $6.1 million and $3.2 million, respectively, representing an approximate 87.1%, 45.3% and 104.7% increase in sales, gross profit and net income as compared to six months ended March 31, 2017, respectively. The increase in sales, gross profit and net income was mainly resulted from more gross floor area (“GFA”) sold during the first half of fiscal 2018.

For the first six months ended March 31, 2018, we recognized revenue under the percentage of completion method for Yangzhou Palace real estate Project because the real estate project under development have met the criteria for revenue recognition under the percentage of completion method as June 30, 2017. Total revenue recognized under the percentage of completion method for the six months ended March 31, 2018 was approximately $17.4 million (2017 - $Nil), representing 47.8% (2017 – Nil) of total revenue for the period, with related costs of these real estate sales was approximately of $15.9 million (2017 - Nil), representing 52.7% (2017 – Nil) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was approximately $1.5 million (2017 - Nil), representing 24.4% (2017–Nil) of the total gross profit for the period.

For the six months ended March 31, 2018, the average selling price (“ASP”) for our completed real estate projects (excluding sales of parking spaces) located in Yang County was approximately $445 per square meter, an increase of 35.1% from the ASP of $329 per square meter for the six months ended March 31, 2017. The increase in ASP was mainly due to the fact all the revenue in Yang County was from sales of our residential units in Yangzhou Palace real estate Project, which is our new project with a relatively higher selling price. However, the ASP for Yang County Palace project for the three months ended March 31, 2018 was still lower than the ASP of $461 for the year ended September 30, 2017 due to our promotion on the related sales. The ASP of our Hanzhong completed real estate projects (excluding sales of parking spaces) was approximately $553 per square meter, slightly increase from the ASP of $533 per square meter for the six months ended March 31, 2017, which reflected a normal price increase in the local real estate market.

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2018, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2018. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of March 31, 2018, the actual costs incurred by the Company was approximately $141.2 million (September 30, 2017 - $133.9 million) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the three and six months ended March 31, 2018 and 2017, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liangzhou Road located in Hantai District, Hanzhong City, respectively, and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

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

Pearl Commercial Plaza

Pearl Commercial Plaza is planned to consist one office building, one service apartment (or hotel), classical architecture style of Chinese traditional houses and shopping malls with total planned GFA of 124,191 square meters

The Company plans to start these three real estate projects in 2018 after the road construction is fully completed and passes local government’s inspection and approval in fiscal 2018. These related projects may take 2-3 years to fully complete.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by Yang County local government to construct East 2nd Ring Road with total length of 2.15 km and budgeted price approximately of $26.7 million (or RMB 168 million) approved by local Yang County government in March 2014. The local government is required to repay the Company’s project investment within 3-4 years with interest based on the commercial borrowing rate with the similar term published by China Construction Bank. The local government also was allowed to refund the Company by reducing local surcharges or taxes otherwise required in the real estate development. The Company is expected to deliver these two road construction projects to local government in early 2018.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2018, the local government was still in the process of planning and assessing the scope and budget for these projects. We expect these initiatives will help us during this difficult period and better position us to capitalize on opportunities from a future market upturn.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2018
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2018
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2018
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2018
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2018
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2018

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in the beginning of 2018
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road to government in early of 2018
Hanzhong City Liangzhou Road and related projects	The projects will be completed in 2018 and later years .
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2018

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2018	2017

Revenue recognized under full accrual method	$11,121,635	$11,113,794
Revenue recognized under percentage of completion method	10,784,732	-
Total	$21,906,367	$11,113,794

Revenues recognized from completed projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2018		2017		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$7,489,298	67.3%	$4,821,688	43.4%	$2,667,610	55.3%
Oriental Pearl Garden	3,613,825	32.5%	6,186,456	55.7%	(2,572,631)	(41.6)%
Yangzhou Pearl Garden Phase I and II	18,512	0.2%	105,650	1.0%	(87,138)	(82.5)%

Total Real Estate Sales before Sales Tax	11,121,635	100%	11,113,794	100%	7,841	0.1%
Sales Tax	(65,064)		(353,436)		288,372	(81.6)%
Revenue net of sales tax	$11,056,571		$10,760,358		$296,213	2.8%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects in prior years. For these completed real estate properties, only limited models are available for customer selection. Comparing to the second quarter of fiscal 2017, revenues before sales tax was consistent at $11.1 million for the second quarter of fiscal 2018.  The total GFA sold during three months ended March 31, 2018 was 19,587 square meters, slightly decrease from the 21,589 square meters sold in the same period of last year. The decrease in GFA was offset by the increase in ASP of Hanzhong real estate market.

In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT. The sales tax for the three months ended March 31, 2018 was $0.07 million, while there was $0.4 million sales tax charge for the three months ended March 31, 2017.

Revenue recognized from projects under development

		For the three months ended March 31, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	88%	$37,190,682	$10,784,732	$32,727,800

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. As of March 31, 2018, total GFA sold under qualified contract sales as of March 31, 2018 was 75,214 square meters (September 30, 2017 – 36,133). The average unit price under contract sales was $494 per square meters.

For the three months ended March 31, 2017
	Total GFA	Average Percentage of Completion(1)		Qualified Contract Sales(2)		Revenue Recognized under Percentage of Completion		Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Oriental Garden Phase I	N/A	N/A	%	$	N/A	$	N/A	$	N/A

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2018 and 2017 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2018		2017		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,596,433	8.8%	$639,721	7.7%	$956,712	149.6%
Construction cost	16,522,257	91.2%	7,624,900	92.3%	8,897,357	117.0%
Total cost	$18,118,690	100%	$8,254,621	100%	$9,864,069	119.5%

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

Cost of sales was approximately $18.1 million for the three months ended March 31, 2018 compared to $8.3 million for the three months ended March 31, 2017. The $9.9 million increase in cost of sales was mainly attributable to the increase in total GFA sold in Yang County Palace project during the quarter ended March 31, 2018 which led to increased revenue and cost of sales during this quarter.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2018 were $1.6 million, as compared to $0.6 million for the three months ended March 31, 2017, representing an increase of $1.0 million from the same quarter last year. The increase was consistent with the fact that more GFA sold in Yangzhou Palace project during this quarter comparing to the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2018 were approximately $16.5 million as compared to approximately $7.6 million for the three months ended March 31, 2017, representing an increase of $8.9 million. The increase in construction cost was due to increase in units sold during the quarter ended March 31, 2018.

The total cost of sales as a percentage of real estate sales before sales tax for the three months ended March 31, 2018 was 82.7%, increased from 74.3% for the three months ended March 31, 2017, because the Company promoted sales in Oriental Garden project during the second quarter of fiscal 2018, which resulted in lower revenue.

Gross Profit

Gross profit was approximately $3.7 million for the three months ended March 31, 2018 as compared to approximately $2.5 million for the three months ended March 31, 2017, representing an increase of 48.6%. The overall gross profit as a percentage of real estate sales before sales tax decreased to 17.0% during the three months ended March 31, 2018 from 22.5% for the same quarter last year, mainly due to lower gross margin in the Oriental Garden project. The Company had promotion sales in Oriental Garden project with ASP of $446 per square meter during the second quarter of fiscal 2018 comparing to average ASP of $553 per square meter, which lower the overall gross margin during the quarter. On the other side, during the second quarter of fiscal 2018, 12% of Mingzhu Garden’s revenue were from sales of commercial units with over 79% gross margin and resulted in higher gross margin of 40.3% in the Mingzhu Garden project. During the same period of last year, 100% of revenue from Mingzhu Garden were from sales of residential units.

The following table sets forth the gross margin of each of our projects:

	For Three Months Ended March 31,
	2018		2017
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$3,015,391	40.3%	$1,193,369	24.8%
Oriental Garden	(171,281)	(4.7)%	1,661,381	26.9%
Yangzhou Pearl Garden Phase I and II	3,270	17.7%	4,423	4.2%
Yangzhou Palace	940,297	8.7%	-	-
Sales Tax	(65,064)		(353,436)
Total Gross Profit	3,722,613	17.0%	2,505,737	22.5%
Total Real Estate Sales before Sales Tax	$21,906,367		$11,113,794

Operating Expenses

Total operating expenses decreased by 34.5% to $0.8 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017 as a result of a decrease of general administrative expense of 0.5 million, offset by an increase in selling expense of $0.05 million. Our general and administrative expense decreased by 43.1% from the same period of last year, because the Company incurred a $0.6 million of repair and maintenance expense in the same period of last year for a completed project and did not incur similar charge in the second quarter of fiscal 2018. Our total operating expenses accounted for 3.8% and 11.5% of our real estate sales before sales taxes for the three months ended March 31, 2018 and 2017, respectively.

	For Three Months Ended March 31,
	2018	2017

Selling expenses	$185,593	$131,851
General and administrative expenses	654,778	1,150,833
Total operating expenses	$840,371	$1,282,684
Percentage of Real Estate Sales before Sales Tax	3.8%	11.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2018 and 2017.

PRC Taxes

The Company’s VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, prior to October 1, 2017, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. Starting from October 1, 2017, the Company is subject to income tax rate of 25% on taxable income in fiscal 2018 and afterwards. The change in the income tax policy could negatively affect the Company’s net income. For the three months ended March 31, 2018 and 2017, the Company’s income taxes were $717,008 and $276,524, respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC for the Company’s tax filling prior to October 1, 2017, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

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

Net Income

We reported net income of $2.0 for the three months ended March 31, 2018, as compared to net income of $0.8 million for the three months ended March 31, 2017. The increase of approximately $1.2 million in our net income was primarily due to higher sales and decreased general and administrative expense as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $6.3 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively, due to the significant depreciation of USD.  The balance sheet amounts with the exception of equity at March 31, 2018 were translated at 6.2726 RMB to 1.00 USD as compared to 6.8832 RMB to 1.00 USD at September 30, 2017, RMB has depreciated 8.9% against the U.S. dollar from September 30, 2017 to March 31, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2018 and 2017 were 6.4823 RMB and 6.8584 RMB, respectively. RMB has depreciated 5.5% against the U.S. dollar from March 31, 2017 to March 31, 2018. As a result, our financial statements reported more translation gain in 2018.

 Six Months Ended March 31, 2018 compared to Six Months Ended March 31, 2017

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2018	2017

Revenue recognized under full accrual method	$18,862,557	$20,011,648
Revenue recognized under percentage of completion method	17,391,381	-
Total	$36,353,938	$20,011,648

Revenues recognized under full accrual method

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2018		2017		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$11,544,848	60.9%	$8,359,383	41.8%	$3,185,465	38.1%
Yangzhou Pearl Garden Phase I and Phase II	18,512	0.1%	141,547	0.7%	(123,035)	(86.9)%
Oriental Garden	7,399,197	39.0%	11,510,718	57.5%	(4,111,521)	(35.7)%

Total Real Estate Sales before Sales Tax	18,962,557	100%	20,011,648	100%	(1,049,091)	(5.2)%
Sales Tax	(90,280)		(466,038)		375,758	(80.6)%
Revenue net of sales tax	$18,872,277		$19,545,610		$(673,333)	(3.4)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the six months ended March 31, 2018 as compared to the same comparative period of 2017. Our sales of completed real estate projects decreased by approximately $3.4% from the sales of $20 million in the same period of last year to approximately $18.9 million for the six months ended March 31, 2018. The total GFA sold during the six months ended March 31, 2018 was 34,342 square meters, decreased by 13.2% from GFA of 39,565 square meters sold in the same period of last year. But, the impact from decreased GFA sold during the first half of fiscal 2018 was offset by increasing real estate price in Hanzhong market. For the completed real estate properties, we only limited models are available for customer selection. In order to promote the sales of the remaining units, we lowered our selling price during the six months ended March 31, 2018, which led to more GFA sold during the six months ended March 31, 2018 than in the same period of 2017.

In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for all its exiting real estate project based on the local tax authority’s practice. As our revenue is reported net of VAT, the Company does not expect the overall gross margin for the existing real estate properties will be significantly affected by the change from business tax to VAT. The sales tax for the six months ended March 31, 2018 was $0.09 million, while there was $0.5 million sales tax charge for the six months ended March 31, 2017.

Revenue recognized under percentage completion method

		For the six months ended March 31, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	88%	$37,190,682	$17,391,381	$32,727,800

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. As of March 31, 2018, total GFA sold under qualified contract sales as of March 31, 2018 was 75,214 square meters (September 30, 2017 – 36,133). The average unit price under contract sales was $494 per square meters.

For the six months ended March 31, 2017
	Total GFA	Average Percentage of Completion(1)		Qualified Contract Sales(2)		Revenue Recognized under Percentage of Completion		Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Oriental Garden	N/A	N/A	%	$	N/A	$	N/A	$	N/A

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2018 and 2017 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2017		2016		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$2,643,315	8.8%	$992,772	6.5%	$1,650,545	166.3%
Construction cost	27,475,916	91.2%	14,322,884	93.5%	13,153,033	91.8%
Total cost	$30,119,231	100%	$15,315,656	100%	$14,803,575	96.7%

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

Cost of sales was approximately $30.1 million for the six months ended March 31, 2018 compared to $15.3 million for the six months ended March 31, 2017. The $14.8 million increase in cost of sales was mainly attributable to the increase in total GFA sold from Yang Palace project during the six months ended March 31, 2018 which led to increased revenue and cost of sales during this period.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2018 were approximately $2.6 million, as compared to $1.0 million for the six months ended March 31, 2017, representing an increase of $1.6 million from the same period last year. The increase was consistent with the fact that more GFA sold in Yangzhou Palace project during six months ended March 31, 2018 comparing to the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2018 were approximately 27.5 million as compared to approximately $14.3 million for the six months ended March 31, 2017, representing an increase of $13.2 million. The increase in construction cost was due to increase in units sold during the six months ended March 31, 2018.

The total cost of sales as a percentage of real estate sales before sales tax for the six months ended March 31, 2018 were 82.8%, increased from 76.5% for the six months ended March 31, 2017, which was lower revenue in the Oriental Garden project.

Gross Profit

Gross profit was approximately $6.1 million for the six months ended March 31, 2018 as compared to approximately $4.2 million for the six months ended March 31, 2017, representing an increase of $1.9 million, which was mainly attributable to more sales in Yangzhou Palace project. The overall gross profit as a percentage of real estate sales before sales tax decreased to 16.9% during the six months ended March 31, 2018 from 21.1% for the same period last year, because the Company promoted sales in Yangzhou Palace project and Oriental Garden project during the first half of fiscal 2018, the lower selling price resulted in lower gross margin of 5.5% and 8.8% in the first half of fiscal 2018, respectively. For the Mingzhu Garden project, the Company sold commercial units with over 79% gross margin during the first half of fiscal 2018, but most of sales in the same period of last year were only residential units, which resulted in higher gross margin of 37.3%, comparing to gross margin of 22.8% in the same period of last year.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2018		2017
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$4,303,873	37.3%	$1,908,078	22.8%
Oriental Garden	404,410	5.5%	2,794,649	24.3%
Yangzhou Pearl Garden	3,270	17.7%	(6,735)	(4.8)%
Yangzhou Palace	1,523,154	8.8%	-	-
Sales Tax	(90,280)		(466,038)
Total Gross Profit	6,144,427	16.9%	4,229,954	21.1%
Total Real Estate Sales before Sales Tax	$36,353,938		$20,011,648

Operating Expenses

Total operating expenses decreased by 20.4% to approximately $1.5 million for the six months ended March 31, 2018 from $1.9 million for the six months ended March 31, 2017 as a result of a decrease in general administrative expense of $0.6 million , offset by an increase in selling expense of $0.2 million

The increase in selling expenses for six months ended March 31, 2018 was primarily attributed to increase of commission paid to salesforce and marketing activities. The decrease in general administration expense for the six months ended March 31, 2018 was attributed to the Company incurred additional $0.6 million repairing and maintenance expense on the completed projects during six months ended March 31, 2017 and the Company did not have similar expense during the first half of fiscal 2018.

	For Six Months Ended March 31,
	2018	2017

Selling expenses	$502,335	$278,085
General and administrative expenses	1,012,207	1,623,563
Total operating expenses	$1,514,542	$1,901,648
Percentage of Real Estate Sales before Sales Tax	4.2%	9.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2018 and 2017.

PRC Taxes

The Company’s VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments

However, prior to October 1, 2017, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue. Starting from October 1, 2017, the Company is subject to income tax rate of 25% on taxable income in fiscal 2018 and afterwards. The change in the income tax policy could negatively affect the Company’s net income. For the six months ended March 31, 2018 and 2017, the Company’s income taxes were approximately $1.1 million and $0.5 million, respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC for the Company’s tax filling prior to October 1, 2017, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules.  The difference between the two tax rules will not be a liability of the Company.  There will be no further tax payments for the difference.

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

Net Income

We reported net income of approximately $3.2 million for the six months ended March 31, 2018, as compared to net income of approximately $1.6 million for the six months ended March 31, 2017. The increase of $1.6 million in our net income was primarily due to more revenue and less operating expense as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $10.1 and negative $4.9 million for the six months ended March 31, 2018 and 2017, respectively, due to the significant depreciation of USD.  The balance sheet amounts with the exception of equity at March 31, 2018 were translated at 6.2726 RMB to 1.00 USD as compared to 6. 8832 RMB to 1.00 USD at September 30, 2017, RMB has depreciated 8.9% against the U.S. dollar from September 30, 2017 to March 31, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2018 and 2017 were 6.4823 RMB and 6.8584 RMB, respectively. RMB has depreciated 5.5% against the U.S. dollar from March 31, 2017 to March 31, 2018. As a result, our financial statements reported more translation gain in 2018.

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

As of March 31, 2018, the Company had approximately $45.6 million in working capital, a decrease of $29.6 million as compared to $75.2 million as of September 30, 2017 primarily due to the investment in long term of real estate under development projects. Our total cash and restricted cash balance were approximately $7.7 million and $4.7 million as of March 31, 2018 and September 30, 2017, respectively. Since most of our current real estate development is completed, we are expecting to collect the full purchase price from our existing customers in the coming months. We expect our cash collection will improve during remaining half of our fiscal 2018. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $123.6 million (RMB 775 million) long term loan at 4.245% interest to develop Liangzhou Road Project. As of March 31, 2018, the Company borrowed $102.5 million (September 30, 2017 - $97.5 million) from this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Palace project with carrying value of $77.2 million as of March 31, 2018 (September 30, 2017 - $87.1 million). On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center to borrow up to $12.8 million (RMB 80 millioin) related to Oriental Garden project. The loan carries interest at is 3.575% and is due in January 2019. As of September 30, 2017, the Company received all the proceeds from Housing Fund, The repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018.

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $19.0 million (RMB 119 million) for the development of Hanzhong City Liangzhou Road project. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. As of March 31, 2018, the Company pledged the assets of Liangzhou Road and related projects with carrying value of $141.2 million (September 30, 2017 - $133.9 million) as collateral for the loan. Our major shareholder pledged their assets for the loan. The Housing Fund has rights to monitor the project’s future cash flow. Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $ $27.9 million with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the Spring of 2018.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$3,628,694	$(30,893,196)
Net cash used in investing activities	(398,269)	-
Net cash (used in) provided by financing activities	(1,210,990)	26,966,287
Effect of change of foreign exchange rate on cash	195,515	(183,938)
Net cash increase (decrease) in cash	2,214,950	(4110,848)
Cash, beginning of period	2,109,043	6,401,237
Cash, end of period	$4,323,993	$2,290,389

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2018 was $3.6 million, consisting of net income of approximately $3.2 million, noncash adjustments of $0.9 million and net changes in our operating assets and liabilities, which mainly included a reduction of $14.3 million in real estate property completed due to our increased sales during the first half of fiscal 2018, offset by the increase in spending on real estate property under development of $6.5 million, paying off the accounts payable of $5.9 million and increase in cost and earnings in excess of billings of $1.5 million due to more sales during the first half of fiscal 2018.

Net cash used in operating activities during the six months ended March 31, 2017 was $30.9 million, consisting of net income of approximately $1.6 million, noncash adjustments of $60,637 and net changes in our operating assets and liabilities, which mainly included the increase in spending on real estate property under development of $46.8 million, paying off the accounts payable of $5 million, and decrease of cost and earnings in excess of billings of $0.8 million, offset by a decrease in real estate property development completed by $15.3 million due to current sales a net increase of customer deposits received of $3.9 million, an increase of tax payables of $0.6 million.

Investing activities

Net cash used in investing activities during six months ended March 31, 2018 and 2017 was $0.4 million and Nil, respectively, due to purchases of office equipment during the period.

Financing Activities

Net cash flows used in financing activities amounted to approximately $1.2 million for the six months ended March 31, 2018, which mainly included repayment of other loan of $0.9 million and repayment shareholder loan of $0.3 million.

Net cash flows provided by financing activities amounted to approximately $27.0 million for the six months ended March 31, 2017, which mainly included an increase of $26.5 million new loans from banks or financial institutions.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the six months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

May 15, 2018	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

