Form 10-K
period 2018-09-30
CHINA HGS REAL ESTATE INC.
filed 2019-01-10
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 30, 2018, the last business day of the Company's second fiscal quarter, as reported by the NASDAQ Stock Market LLC on that date, was $17,776,700. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of January 4, 2019, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2018

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

In fiscal 2019, our Liangzhou Road related projects, which consist of residential buildings, office buildings and commercial plaza, will start construction after the approval by the local government of the road and become a new city center of Hanzhong city.

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

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million in 2017 calendar year.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes less than 2 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport is expected to handle 300,000 passengers and 1,300 tons of cargo by 2020. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong was completed in 2017. It takes 1.5 hours from Hanzhong to Xi’an and 2.5 hours from Hanzhong to Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2017 annual report, Hanzhong’s GDP reached RMB 133.3 billion (approximately $20.4 billion) by 2017 calendar year, representing a 15.3% increase from 2016 calendar year. Residents’ annual disposable income for 2017 calendar year was RMB 27,812 (equivalent to $4,255), representing an 8.7% increase as compared to 2016 calendar year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2017 annual report, the number of Hanzhong’s migration workers reached approximately 822,800 as of December 31, 2017 (2016 – 816,700). Total income from migration workers was about RMB 21.6 billion (equivalent to approximately $3.3 billion) in 2017 calendar year (2016 – RMB 17.6 billion or approximately $2.6 billion).

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

a. Registered capital of at least RMB 50 million (approximately $7.3 million);

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2018 consisted of 80 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2018 the Company had security deposits for these guarantees amounted to approximately $3.5 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

			Project planning and design	Project construction and Management	Pre-sale, sale and marketing	After-sale and delivery
LAND ACQUISITION PROCESS
Opportunity Identification	Initial Planning	Land Acquisition
-Strategic planning	-Feasibility study	-Financial assessment	-Outsource architectural and engineering design	-Outsource construction	-Pre-sale	-Delivery
-Geographic and market analysis	-Preliminary design	-Internal approval	-Design management	-Construction supervision	-Marketing	-Feedback collection
	-Project evaluation	-Bidding process	-Arrange financing	-Quality control	-Advertising
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

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by fiscal 2012 with total GFA of 35,220 square meters. The unsold property remained in 4 residential buildings with total unsold GFA of 623 square meters as of September 30, 2018 (2017 – 1,057 square meters).

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,256 square meters as of September 30, 2018 (2017 – 2,412 square meters). The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2018, the unsold GFA was 117,056 square meters. (2017 – 142,288 square meters).

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed by fiscal 2010 and the other one completed by fiscal 2011 with remaining unsold GFA of 3,541 square meters as at September 30, 2018 (2017 – 3,721 square meters).

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City and currently under development. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2018, the unsold GFA was 61,989 square meters (2017 - 83,039 square meters).

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2018, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 7,982 square meters (2017 – 8,870 square meters). Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters. The construction was completed in fiscal 2015. As of September 30, 2018, the unsold GFA of Yangzhou Pearl Garden Phase II was 17,276 square meters (2017 – 17,444 square meters).

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by in the beginning of calendar year 2019 upon the approval of the local government. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2018, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 181,404 square meters (2017 - 261,317 square meters).

The following table sets forth our real estate projects in the year ended September 30, 2018:

Project Name	Location	Type of Buildings	GFA sold during the year	Unsold GFA as of September 30, 2018
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential
		Sub-high-rise residential	888	7,982

Mingzhu Garden
(Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	434	623

Mingzhu Garden
(Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	156	2,256

Nan Dajie
(Mingzhu Xinju)	Hanzhong City	High-rise residential	180	3,541

Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	25,232	117,056

Oriental Pearl Garden	Hanzhong City	High-rise residential	21,050	61,989

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	168	17,276
Yangzhou Palace	Yang County	High-rise residential	79,913	181,404
Total			128,021	392,127

(1)         The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

Suppliers

Land Bank

In China, the supply of land is controlled by the government. Since the early 2000s, the real estate industry in China has been transitioning from an arranged system controlled by the PRC government to a more market-oriented system. At present, although the Chinese government still owns all urban land in China, land use rights with terms of up to 70 years can be granted to, owned or leased by, private individuals and companies.

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of $17,428,655 (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2018, a deposit of $2,912,056 (RMB 20,000,000) was paid by the Company (2017- $3,006,027). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of $6,624,927 (RMB 45,500,000). The Company has made the full payment and received the land use certificate in fiscal year 2013. As of then, the related security deposit balance has been reclassified as real estate under development – Shijin Project. The Company is still waiting for the government to issue the completion settlement report in order to start construction as of September 30, 2018.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2018, one constructor accounted for 10.8% of the total project expenditures. There was none for the year ended September 30, 2017.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include regional real estate developers Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd., (“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd., (“Fenghui”) as well as other national real estate developers such as Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

Nationally, there are numerous national real estate developers that have real estate projects across China. There are many housing and land development companies listed on the Shanghai and Shenzhen Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with the Company for business as the Company targets small to medium sized projects in Tier 3 and Tier 4 cities and counties.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2018 we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2018 we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.9% in the first nine months of 2018 calendar year from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. In the first nine months of 2018, the overall risk remained in tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2018 The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

FISCAL 2018	High	Low
1st Quarter Ended December 31, 2017	$1.88	$1.18
2nd Quarter Ended March 31,2018	$4.48	$1.20
3rd Quarter Ended June 30, 2018	$2.55	$1.22
4th Quarter Ended September 30, 2018	$1.87	$1.21

FISCAL 2017	High	Low
1st Quarter Ended December 31, 2016	$2.14	$1.69
2nd Quarter Ended March 31,2017	$2.00	$1.50
3rd Quarter Ended June 30, 2017	$1.80	$1.43
4th Quarter Ended September 30, 2017	$1.69	$1.26

Holders

According to the records of our transfer agent, China HGS had 402 stockholders of record as of September 30, 2018.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2018. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-14	30-Sep-13	30-Sep-15	30-Sep-16	30-Sep-17	30-Sep-18
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46	31.81	29.43
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27	274.25	339.71
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45	140.98	160.45

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2018 and 2017 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2018, our sales, gross profit and net income were $65,487,296, $15,596,674 and $5,242,917 respectively, representing an approximately increase of 11.6% and 31.4% in sales and gross profit while a decrease of 17.2% in net income from fiscal 2017, respectively. The increase in sales and gross profit mainly resulted from higher real estate price during fiscal 2018. The decrease in net income was mainly attributable to a $2.3 million one-time transition toll tax provision recognized in fiscal 2018.

The Company adopted the percentage of completion method to account for real estate sales from large high rise residential projects with construction periods over 18 to 24 months. Total revenue recognized under the percentage of completion method for fiscal 2018 was $36,653,913 (2017 - $13,360,556), representing 56.0% (2017 – 22.8%) of total revenue for the fiscal 2018. The related costs of these real estate sales was $28,657,703 (2017 - $11,872,162) for fiscal 2018, representing 58.9% (2017 – 26.0%) of the real estate costs for fiscal 2018. The gross profit before sales taxes from the percentage of completion method was $7,996,210 (2017 - $1,488,394), representing 47.5% (2017 - 11.4%) of the total gross profits before sales taxes for fiscal 2018.

For fiscal 2018, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $478 per square meter, slightly increased from ASP of $461 per square meter in fiscal 2017. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $605 per square meter for 2018, increased by 14.4% as compared to the ASP of $529 per square meter for fiscal 2017.

Market Outlook

In the balance of 2018 and looking forward into 2019, the macro-economic backdrop will continue to be uncertain with unrelenting downside pressure, while the overall inventory level of properties will remain high. The central government will continue to adopt policies aimed to ensure stability, economic growth and improved employment. The details of implementation by local government will vary among different PRC cities.

In 2019, the Company expects to start the construction of Liangzhou Road related project after the approval by the local government of the road. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road Project. As of September 30, 2018, the main Liangzhou Road construction is substantially completed and is expected to be approved by the local government in fiscal 2019. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of September 30, 2018, the actual costs incurred by the Company was $135,011,975 (2017 - $133,941,504) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance. For the years ended September 30, 2018 and 2017, the Company did not receive government’s subsidies for its Shanty Area Reform Project surrounding Liangzhou Road located in Hantai District, Hanzhong City, respectively and the Company recorded the subsidies to offset against the development cost of Liangzhou Road Project.

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

The Company plans to start these three real estate projects in spring of 2019 after the road construction is fully completed and passes local government’s inspection and approval. These related projects may take 2-3 years to fully complete.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by the beginning of calendar year 2019. The Company has obtained pre-sale license in September 2016 and started to sell the residential units in Yangzhou Palace during fiscal 2017. For the year ended September 30, 2018, 79,913 square meters have been sold, resulting $36,653,913 revenue has been recognized under the percentage of completion method for the year ended September 30, 2018.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.5 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2018 and 2017 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2018 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2018, the local government was still in the process of assessing the budget for these projects.

Summary of real estate projects completion status

	Actual (estimated) Completion time of construction	Estimated time to sell of the property
Development completed
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed in the third quarter of Fiscal Year 2012	2019
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase I completed in Fiscal Year 2010 and Phase II completed in Fiscal Year 2011	2019
Hanzhong City Mingzhu Garden Phase II	Completed in Fiscal Year 2015	2019
Hanzhong City Oriental Pearl Garden	Completed in Fiscal Year 2016	2019
Yang County Yangzhou Pearl Garden Phase II	Completed in Fiscal Year 2015	2019
Yang County Yangzhou Pearl Garden	Majority completed in Fiscal Year 2011 and 2012	2019

Under development:	Estimated Completion time of construction

Yang County Yangzhou Palace	To be completed in early 2019

Hanzhong City Shijin Project	Under planning stage

Hanzhong City Hanfeng Beiyuan East Road	To be delivered to the government in early 2019

Hanzhong City Liangzhou Road related projects	The road construction was substantially completed in September 2018, the other related projects will be completed in 2019 and later years.

Hanzhong City Beidajie project	Under planning stage

Yang County East 2nd Ring Road	To be completed in early 2019

RESULTS OF OPERATIONS

Year ended September 30, 2018 as compared to year ended September 30, 2017

Revenues

The following is a breakdown of revenue for the years ended September 30, 2018 and 2017:

	For the year ended September 30,
	2018	2017
Revenue recognized under full accrual method	$28,833,383	$45,310,868
Revenue recognized under percentage of completion method	36,653,913	13,360,556
Total	$65,487,296	$58,671,424

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

Revenue recognized to date in excess of amounts received from customers is classified as current assets under cost and earnings in excess of billings, whose balance is $12,582,965 as of September 30, 2018 (2017 - $12,673,349). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under billings in excess of cost and earnings, whose balance is $5,844,189 as of September 30, 2018 (2017 - $4,247,477).

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2018, real estate development projects with gross profits recognized in 2018 had changes in their estimated revenue and related gross profit margins. The company increased its prior estimates related to selling prices and total estimated sales values which led to a decrease in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2018 increased by $3,278,037 (2017 decreased by $138,594) and basic and diluted earnings per share for the year ended September 30, 2018 increased by $0.07 (2017- decreased by $0.003).

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 30% - 50% of the total purchase price of the property. As of September 30, 2018, the Company had security deposits for these guarantees amounted to approximately $3.5 million. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation.  If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to refund the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party. Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not had to refund any loan proceeds pursuant to its mortgage loan guarantees.

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

Revenue recognized under full accrual method

The following table summarizes revenue recognized under full accrual method from sales of completed real estate projects for the years ended September 30, 2018 and 2017, respectively:

	For the Years Ended September 30,
	2018		2017			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I and II	$365,617	1.3%	$1,225,484	2.7%	$(859,867)	(70.2)%
Oriental Pearl Garden	12,495,388	43.3%	26,779,977	59.1%	(14,284,589)	(53.3)%
Nan Dajie	-	-%	95,092	0.2%	(95,092)	(100)%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	15,972,378	55.4%	17,210,315	38.0%	(1,237,937)	(7.2)%
Total Revenue	28,833,383	100%	45,310,868	100%	(16,477,485)	(36.4)%
Sales Tax	(513,178)		(534,887)		21,709	(4.1)%
Revenue net of sales tax	$28,320,205		$44,775,981		$(16,455,776)	(36.8)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to fiscal 2017, revenues before sales tax decreased by 36.4% to approximately $28.8 million for the year ended September 30, 2018 from approximately $45.3 million. The total GFA sold during fiscal 2018 was 48,108 square meters, representing a significant decrease from the 86,248 square meters completed and sold during fiscal 2017. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in lower revenue reported for the fiscal 2018. The sales tax for fiscal 2018 was approximately $0.5 million, decreased 4.1% from last year due to less revenue recognized under full accrual method reported in fiscal 2018.

Revenue recognized under percentage completion method

		For the year ended September 30, 2018
	Total GFA(3)	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties located in Yang County
Yangzhou Palace	297,450	90%	$58,534,656	$36,653,913	$52,681,190

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. For Yangzhou Palace real estate property under development, total qualified contract sales as of September 30, 2018 were $58,534,656 (2017 - $16,770,130). Total GFA sold under qualified contract sales as of September 30, 2018 was 79,913 square meters (September 30, 2017 – 36,133). The average unit price under contract sales was $504 per square meters (September 30, 2017 - $464).

		For the year ended September 30, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	82%	$16,770,130	$13,360,556	$13,360,556

(1)	Percentage of Completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2018 and 2017 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2018		2017
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$4,339,910	8.9%	$3,708,202	8.1%	$637,708	17.0%
Construction costs	44,302,482	91.1%	41,882,143	91.9%	2,420,339	5.8%
Total	$48,642,392	100%	$45,590,345	100%	$3,052,047	6.7%

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

Cost of sales was approximately $48.6 million for the year ended September 30, 2018 compared to 45.6 million for the year ended September 30, 2017. The $3.1 million increase in cost of sales was mainly attributable to the increase in total GFA sold for Yang County Yangzhou Palace project during fiscal 2018 which led to increased revenue and cost of sales during fiscal 2018.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2018 were approximately $4.3 million, as compared to $3.7 million for the year ended September 30, 2017, representing an increase of $0.6 million from last year. The increase in costs of land use rights was consistent with the fact that the total GFA sold in 2018 was higher than last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2018 were approximately $44.3 million as compared to approximately $41.9 million for the year ended September 30, 2017, representing an increase of $2.4 million. The increase in construction cost was due to the increase in units sold in 2018.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2018 decreased to 74.3% from 77.7% for the year ended September 30, 2017, which was mainly attributable to the increased real estate price resulting into higher gross margin in 2018.

Gross profits

Gross profit was approximately $15.6 million for the year ended September 30, 2018 as compared to approximately $11.9 million for the year ended September 30, 2017, representing an increase of approximately $3.7 million, which was mainly attributable to more GFA sold in Yang County Yangzhou Palace project during fiscal 2018. We have only limited models available for customer selection in the Mingzhu Garden Phase I and II projects, Oriental Pearl Garden project and Yangzhou Pearl Garden project, therefore, the sales from these completed projects decreased from last year. For fiscal 2018, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $478 per square meter, slightly increased from the ASP of $461 per square meter for fiscal 2017. However, during fiscal 2017, we just started to sell Yang County Yangzhou Palace project therefore promoted the sales with lower selling price. During fiscal 2018, the average selling price in Yang County Yangzhou Palace project was back to market price. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $605 per square meter for 2018, increased by 14.4% as compared to the ASP of $529 per square meter for fiscal 2017. The higher average selling price increased the gross margin.

The overall gross profit as a percentage of real estate sales before sales tax increased to 23.8% for the year ended September 30, 2018 from 20.2% for the year ended September 30, 2017, was mainly due to the fact that the average selling price for the real estate projects in Hanzhong increased by14.4% comparing to fiscal 2017.

	For the Year Ended September 30
	2018		2017
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %

Yangzhou Pearl Garden Phase I and II	$168,390	46%	$530,493	43%	$(362,103)	(68)%
Yangzhou Palace	7,996,210	22%	1,488,394	11%	6,507,816	437%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	5,402,159	34%	4,578,904	27%	823,255	18%
Nan Dajie	-	-	28,223	30%	(28,223)	(100)%
Oriental Garden	3,278,145	26%	6,455,065	24%	(3,176,920)	(49)%
Sales Tax	(1,248,230)		(1,215,960)		(32,270)	3%
Total Gross Profit	$15,596,674	24%	$11,865,119	20%	$3,731,555	31%
Total Revenue	$65,487,296		$58,671,424		$6,815,872	12%

Operating expenses

Total operating expenses decreased by 9.9% or approximately $0.4 million to approximately $3.4 million for the year ended September 30, 2018 from approximately $3.7 million for the year ended September 30, 2017, as a result of lower general and administration expenses of approximately $0.6 million but offset with an increase in selling expense of approximately $0.3 million. The decrease in general and administration expense for fiscal 2018 was attributed to lower office expense. The Company incurred more marketing expense in fiscal 2018 to promote the sales in Yangzhou Palace project as the project was close to completion.

	For the years ended September 30,
	2018	2017
General and administrative expenses	$2,530,269	$3,177,649
Selling expenses	843,813	568,081
Total Operating expenses	$3,374,082	$3,745,730
Percentage of Revenue before sales tax	5.2%	6.4%

Interest expense, net

Net interest expense was approximately $0.5 million for the year ended September 30, 2018, consistent with fiscal 2017.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2018 and 2017.

For the year ended September 30, 2018, the current income tax provision was approximately $3.1 million, significantly increased from approximately $1.1 million in fiscal 2017 due to the change of tax rules. For the year ended September 30, 2018, the deferred tax provision was approximately $2.0 million, significantly increased from approximately $0.2 million in fiscal 2017 due to higher revenue reported under percentage completion method. The overall income taxes provision in fiscal 2018 was more than doubled from fiscal 2017 as a result of change of tax rules and higher income before tax reported in fiscal 2018.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In the fiscal years 2017, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25% of net income. As a result, total income tax expenses for the year ended September 30, 2017 were approximately $1.3 million, representing a tax saving of approximately $0.7 million.

Starting from fiscal 2018, the Company is subject to income tax rate of 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net income

We reported approximately $5.2 million in net income for the year ended September 30, 2018, representing a decrease of 17.2% or approximately $1.1 million as compared to approximately $6.3 million for the year ended September 30, 2017. The decrease in net income was mainly due to the $2.3 million one-time toll tax provision recognized in fiscal 2018.

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

Translation adjustments amounted to approximately negative $5.5 million and approximately positive $0.6 million for the years ended September 30, 2018 and 2017, respectively.  The balance sheet amounts with the exception of equity at September 30, 2018 were translated at 6.8680 RMB to 1.00 USD as compared to 6.6533 RMB to 1.00 USD at September 30, 2017. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2018 and 2017 were 6.5368 RMB to 1.00 USD and 6.8104 RMB to 1.00 USD, respectively.

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

As of September 30, 2018, the Company had an approximately $10.3 million in working capital, a decrease of $65.0 million as compared to $75.2 million as of September 30, 2017, which was mainly resulted from the increase in the current portion of long term loan, decreased real estate property completed and under development current portions due to sales and our continuous investment in the long term Liangzhou Road related projects. Our total cash and restricted cash balance increased to approximately $6.8 million as of September 30, 2018 as compared to approximately $4.7 million as of September 30, 2017 due to more collection from sales. In addition, on June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $112,842,167 (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of September 30, 2018, the Company borrowed approximately $96.5 million under this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $60.1 million as of September 30, 2018. The Company also was required to provide a security deposit for the loan received. As of September 30, 2018, the security deposits paid were approximately $5.4 million. On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to $11,648,224 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of September 30, 2018, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. As of September 30, 2018, the remaining unpaid balance of this loan was approximately $8.7 million. In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,326,733 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2018, the Company received all the proceeds. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of approximately $135.0 million as collateral for the loan.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction. Also, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. The Company believes it has sufficient working capital for the next twelve months from the date of this report.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Year ended September 30, 2018 as compared to year ended September 30, 2017

Comparison of cash flows results for the fiscal year ended September 30, 2018 and fiscal year ended September 30, 2017 are summarized as follows:

	For the years ended September 30,
	2018	2017	Variance
Net cash provided by (used in) operating activities	$2,465,207	$(24,500,819)	$26,966,026
Net cash used in investing activities	$-	$(97,524)	$97,524
Net cash (used in) provided by financing activities	$(1,064,020)	$20,219,912	$(21,283,932)
Effect of changes of foreign exchange rate on cash	$(104,366)	$(52,607)	$(51,759)
Net increase (decrease) in cash	$1,296,821	$(4,431,038)	$5,727,859

Operating activities

Net cash provided by operating activities during fiscal 2018 was approximately $2.5 million, consisting of net income of approximately $5.2 million, noncash adjustments of approximately $2.1 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $18.8 million mainly due to sales of residential units in Mingzhu Pearl Garden, Yangzhou Pearl Garden and Oriental Garden real estate projects during the year, an increase in real estate property under development of approximately $17.0 million for continuous spending on Liangzhou Road related projects and Yang County Yangzhou Palace, a decrease in accounts payable of approximately $2.9 million due to more payments to our contractors and suppliers, a decrease of customer deposit of approximately $4.1 million as the related sales was recognized during fiscal 2018 and a decreased in taxes payable of approximately $1.4 million due to payments of taxes in fiscal 2018.

Net cash used in operating activities during fiscal 2017 was approximately $24.4 million, consisting of net income of approximately $6.3 million, noncash adjustments of approximately $0.3 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $33.7 million mainly due to sales of residential units in Mingzhu Pearl Garden, Yangzhou Pearl Garden and Oriental Garden real estate projects during the year, increase in real estate property under development of approximately $58.5 million for continuous spending on Liangzhou Road related projects and Yang County Yangzhou Palace, a decrease in accounts payable and other payable of $7.7 million due to more payments to our contractors and suppliers when the projects were at completion stage and an increase of taxes payable of approximately $1.3 million due to increased taxable income during 2017. The negative operation cash flow in fiscal 2017 mainly caused by our continuous investment in the Liangzhou Road related projects.

Investing activities

Net cash used in investing activities during fiscal 2018 and 2017 was Nil and $97,524, respectively, due to purchases of fixed assets and office equipment during the prior year.

Financing activities

Net cash used in financing activities was approximately $1.1 million for fiscal 2018, which included a net repayment of shareholder loan of approximately $0.2 million, proceeds from other loans of approximately $5.2 million and offset by repayment of other loans of approximately $6.1 million.

Net cash provided by financing activities was approximately $20.2 million for fiscal 2017, which included a net repayment of shareholder loan of approximately $0.4 million, proceeds from other loans of approximately $26.7 million and offset by repayment of other loans of approximately $6 million.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs will have the same effective date and transition requirements as ASU 2014-09. All guidance is collectively referred to as Accounting Standard Codification (“ASC”) 606.

The Company will adopt ASC 606 on October 1, 2018 using the modified retrospective approach and will apply the adoption only to contracts not completed as of the date of adoption, with no restatement of comparative periods, and a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. As part of the implementation of ASC 606, the Company performed an assessment including identifying revenue streams within the scope of ASC 606, analyzing contracts and reviewing potential changes to its existing revenue recognition accounting policies.

A significant portion of the Company’s revenue is derived from real estate sales of development properties in the PRC, with revenue currently recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the Company does not expect the Company’s consolidated financial statements will have a material upon adoption of ASC 606.

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

Real estate property development completed and real estate property under development are reclassified on the balance sheet into current and non-current portions based on the estimated date of construction completion and sales. The classification of real estate property development completed is based whether the property is expected to be sold within the Company’s normal operating cycle of the business and the Company’s sales plan. Real estate property development completed is classified as a current asset if the property is expected to be sold within the normal operating cycle of the business. Otherwise, it is classified as a non-current asset. Real estate property under development is classified as a current asset if the property is reasonably expected to be completed within the Company’s normal operating cycle of the business. Otherwise, it is classified as a non-current asset. The majority of real estate projects the Company has completed in the past were multi-layer or sub-high-rise real estate projects. The Company considers its normal operating cycle is 12 months.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for each of the yeas in the two-year period ended September 30, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

New York, New York

January 10, 2019

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash	$3,267,020	$1,970,199
Restricted cash	3,508,557	2,746,405
Cost and earnings in excess of billings	12,582,965	12,673,349
Real estate property development completed	58,999,178	79,233,948
Real estate property under development	60,128,554	87,126,402
Other current assets	1,408,826	1,529,698

Total current assets	139,895,100	185,280,001

Property, plant and equipment, net	718,366	825,833
Real estate property development completed, net of current portion	1,217,650	1,386,552
Security deposits	8,296,782	8,564,517
Real estate property under development, net of current portion	215,431,915	180,667,276
Due from local government for real estate property development completed	2,836,865	2,928,410

Total Assets	$368,396,678	$379,652,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Other loans	$55,610,803	$28,545,233
Accounts payables	20,507,128	24,047,980
Other payables	4,894,774	3,897,093
Construction deposits	1,879,570	1,966,115
Billings in excess of cost and earnings	5,844,189	4,247,477
Customer deposits	20,234,072	24,613,864
Shareholder loans	2,142,110	2,304,632
Accrued expenses	3,006,150	3,158,432
Taxes payables	15,492,902	17,259,202

Total current liabilities	129,611,698	110,040,028

Deferred tax liabilities	2,068,257	170,950
Tax payable – long term	4,960,779	5,120,862
Customer deposits, net of current portion	1,914,677	2,314,641
Other loans, less current portion	66,885,378	98,797,447
Construction deposits, net of current portion	1,278,053	1,319,295

Total liabilities	206,718,842	217,763,223

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding September 30, 2018 and 2017	45,050	45,050
Additional paid-in capital	129,907,805	129,853,172
Statutory surplus	9,925,794	9,142,899
Retained earnings	30,803,052	26,343,030
Accumulated other comprehensive deficit	(9,003,865)	(3,494,785)

Total stockholders' equity	161,677,836	161,889,366

Total Liabilities and Stockholders' Equity	$368,396,678	$379,652,589

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
Real estate sales	$65,487,296	$58,671,424
Less: Sales tax	1,248,230	1,215,960
Net real estate sales	64,239,066	57,455,464
Cost of real estate sales	48,642,392	45,590,345
Gross profit	15,596,674	11,865,119
Operating expenses
Selling and distribution expenses	843,813	568,081
General and administrative expenses	2,530,269	3,177,649
Total operating expenses	3,374,082	3,745,730
Operating income	12,222,592	8,119,389
Interest expense, net	(499,855)	(497,798)
Other income (expense), net	(1,407,109)	2,222
Income before income taxes	10,315,628	7,623,813
Provision for income taxes	5,072,711	1,294,699
Net income	5,242,917	6,329,114
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,509,080)	551,711
Comprehensive income (loss)	$(266,163)	$6,880,825
Basic and diluted income per common share
Basic and diluted	$0.12	$0.14
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Deficit	Total
Balance at September 30, 2016	45,050,000	$45,050	$129,793,572	$8,495,631	$20,661,184	$(4,046,496)	$154,948,941
Stock-based Compensation	-	-	59,600	-	-	-	59,600
Appropriation of statutory reserve	-	-	-	647,268	(647,268)	-	-
Net income for the year	-	-	-	-	6,329,114	-	6,329,114
Foreign currency translation adjustments	-	-	-	-	-	551,711	551,711
Balance at September 30, 2017	45,050,000	45,050	129,853,172	9,142,899	26,343,030	(3,494,785)	161,889,366
Stock-based Compensation	-	-	54,633	-	-	-	54,633
Appropriation of statutory reserve	-	-	-	782,895	(782,895)	-	-
Net income for the year	-	-	-	-	5,242,917	-	5,242,917
Foreign currency translation adjustments	-	-	-	-	-	(5,509,080)	(5,509,080)
Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
Cash flows from operating activities
Net income	$5,242,917	$6,329,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	1,999,052	167,007
Depreciation	85,788	67,074
Stock based compensation	54,633	59,600
Changes in assets and liabilities:
Restricted cash	(917,026)	(1,253,981)
Advances to vendors	38,990	-
Security deposits	-	(590,274)
Cost and earnings in excess of billings	(321,291)	(734,569)
Real estate property development completed	18,789,499	33,718,033
Real estate property under development	(16,955,946)	(58,501,531)
Other current assets	37,764	1,171,589
Accounts payables	(2,930,405)	(6,451,836)
Other payables	1,176,231	(1,286,545)
Billings in excess of cost and earnings	1,817,121	2,082,143
Customer deposits	(4,137,470)	(604,497)
Construction deposits	(26,353)	35,365
Accrued expenses	(74,789)	(50,932)
Taxes payables	(1,413,508)	1,343,421
Net cash provided by (used in) operating activities	2,465,207	(24,500,819)

Cash flow from investing activities
Purchases of fixed assets	-	(97,524)
Net cash used in investing activities	-	(97,524)

Cash flow from financing activities
Proceeds from other loans	5,150,795	26,657,111
Repayment of other loans	(6,060,305)	(6,039,415)
Proceeds from shareholder loan	1,505,324	8,444,575
Repayment of shareholder loan	(1,659,834)	(8,842,359)
Net cash (used in) provided by financing activities	(1,064,020)	20,219,912
Effect of changes of foreign exchange rate on cash	(104,366)	(52,607)
Net increase (decrease) in cash	1,296,821	(4,431,038)
Cash, beginning of year	1,970,199	6,401,237
Cash, end of year	$3,267,020	$1,970,199
Supplemental disclosures of cash flow information:
Interest paid	$6,643,169	$5,756,560
Income taxes paid	$772,337	$721,177
Reclassification of deferred tax liability to income tax payable	$-	$5,120,862

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2018 and 2017.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2018 and 2017:

	Balance as of
	September 30, 2018	September 30, 2017
Current assets	$139,877,361	$185,261,561
Non-current assets	228,136,549	193,983,936
Total assets	368,013,910	379,245,497

Current liabilities	126,047,028	109,046,423
Non-current liabilities	77,107,143	107,723,195
Total liabilities	$203,154,171	$216,769,618

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

For municipal road construction projects, fees are generally recognized by the full accrual method at the time of the projects are completed.

The following is a breakdown of revenue for the years ended September 30, 2018 and 2017:

	For the year ended September 30,
	2018	2017
Revenue recognized under full accrual method	$28,833,383	$45,310,868
Revenue recognized under percentage of completion method	36,653,913	13,360,556
Total	$65,487,296	$58,671,424

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

EFFECT OF CHANGE IN ESTIMATE

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year end September 30, 2018, real estate development projects with gross profits recognized in 2018 had changes in their estimated revenue and related gross profit margins. The Company increased its prior estimates related to selling prices and total estimated sales values which led to a decrease in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2018 increased by $3,278,037 (2017 – $138,594) and basic and diluted earnings per share for the year ended September 30, 2018 increased by $0.07 (2017- decreased by $0.003).

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

	2018	2017
Year end RMB : USD exchange rate	6.8680	6.6533
Annual average RMB : USD exchange rate	6.5368	6.8104

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development- continued

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2018 and 2017, the Company did not recognize any impairment for real estate property under development and completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2018 and 2017, the total interest capitalized in the real estate property development was $6,248,513 and $5,330,781, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - continued

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets for the years ended September 30, 2018 and 2017.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2018 and 2017, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2018 and 2017.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2018 and 2017. As of September 30, 2018, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are subject to examination by the Chinese taxing authorities.

As of September 30, 2018, the tax years ended September 30, 2010 through September 30, 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2018 remains open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of September 30, 2018, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.2 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date.  The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, Nan Dajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the project Yangzhou Pearl Garden and Yangzhou Palace are located, requires a tax rate of 0.5%.

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2018 and 2017 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2018 and 2017, the Company recorded advertising expenses of $164,355 and $166,575, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share:

	For the years ended September 30,
	2018	2017
Net income attributable to common share holders	$5,242,917	$6,329,114

Weighted average common shares used in Basic computation	45,050,000	45,050,000
Effect of diluted stock options	-	-
Weighted average common shares used in Diluted computation	45,050,000	45,050,000

Earnings per share – Basic and diluted	$0.12	$0.14

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2018, only one supplier accounted for more than 10% of the total project expenditure (approximately 10.8%). For the year ended September 30, 2017, no suppliers accounted for more than 10% of the total project expenditure.

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

The Company will adopt ASC 606 on October 1, 2018 using the modified retrospective approach and will apply the adoption only to contracts not completed as of the date of adoption, with no restatement of comparative periods, and a cumulative-effect adjustment to retained earnings recognized as of the date of adoption. As part of the implementation of ASC 606, the Company performed an assessment including identifying revenue streams within the scope of ASC 606, analyzing contracts and reviewing potential changes to its existing revenue recognition accounting policies.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements-continued

A significant portion of the Company’s revenue is derived from real estate sales of development properties in the PRC, with revenue currently recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the Company does not expect the Company’s consolidated financial statements will have a material upon adoption of ASC 606..

In February 2016, the FASB issued guidance which requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, including operating leases, with a term in excess of 12 months. The guidance also expands the quantitative and qualitative disclosure requirements. The guidance is effective in fiscal year 2020, with early adoption permitted, and must be applied using a modified retrospective approach. In July 2018, the FASB issued updates to the lease standard making transition requirements less burdensome. The update provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the company’s financial statements. The new guidance requires the lessee to record operating leases on the balance sheet with a right-of-use asset and corresponding liability for future payment obligations. FASB further issued ASU 2018-11 “Target Improvement” and ASU 2018-20 “Narrow-scope Improvements for Lessors” The company will adopt the standard effective October 1, 2019. We are currently evaluating the impact of adopting this new guidance on our Consolidated Financial Statements.

In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash on the Statement of Cash Flows (ASU 2016-18). Under the new guidance, an entity should present in their Statement of Cash Flows the changes during the period in the total of cash and cash equivalents and amounts described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and ending-of-period total amounts shown on the statement of cash flows. This guidance is first effective for our fiscal year beginning October 1, 2018 and will be adopted under a retrospective approach. Upon adoption on October 1, 2018, this new guidance will impact our Consolidated Statement of Cash Flows but will not have an impact on our financial position and results of operations.

In February 2018, The FASB has issued Accounting Standards Update (ASU) No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. The ASU is effective for our fiscal year beginning October 1, 2019. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In March 2018, the FASB issued guidance relative to Income Taxes (Topic 740) that adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act (the “Tax Act”) in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible, to provide a reasonable estimate. For the years ended September 30, 2018, the Company recognized a one-time transition toll tax of $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. Any subsequent adjustment to these amounts will be recorded to current tax expense in subsequent period when the analysis is complete.

In June 2018, the FASB issued amended guidance that aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions (ASU 2018-07). The amended guidance states an entity should measure the fair value of the award by estimating the fair value of the equity instruments to be issued and, for equity-classified awards, the fair value should be measured on the grant date. The amended guidance also clarifies that nonemployee awards that contain a performance condition are to be measured based on the outcome that is probable and that entities may elect, on an award-by-award basis, to use the expected term or the contractual term to measure the award. This amended guidance is first effective for our fiscal year beginning October 1, 2019 and will be adopted using a modified retrospective approach with a cumulative adjustment to retained earnings. We plan to early adopt this new standard on October 1, 2018. We do not expect this new guidance to have a material impact on our financial position and results of operations.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2018 and 2017:

	Balance as of
	September 30, 2018	September 30, 2017
Development completed:
Hanzhong City Mingzhu Garden Phase I	$655,268	$823,319
Hanzhong City Mingzhu Garden Phase II	31,096,125	42,274,715
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,204,695	1,306,669
Hanzhong City Oriental Pearl Garden (a)	21,397,560	29,969,640
Yang County Yangzhou Pearl Garden Phase I	1,673,351	1,880,443
Yang County Yangzhou Pearl Garden Phase II	4,189,829	4,365,714
Real estate property development completed	60,216,828	80,620,500
Less: Real estate property completed – short-term	58,999,178	79,233,948
Real estate property completed – long-term	$1,217,650	$1,386,552
Under development:
Yang County Yangzhou Palace	$60,128,554	$87,126,402
Hanzhong City Shijin Project	7,052,669	7,280,256
Hanzhong City Liangzhou Road related projects (b)	135,011,975	133,941,504
Hanzhong City Hanfeng Beiyuan East (c)	734,953	758,670
Hanzhong City Beidajie (e) and related projects	67,793,750	36,335,231
Yang County East 2nd Ring Road (d)	4,838,568	2,351,615
Real estate property under development	275,560,469	267,793,678
Less: Short-term portion	60,128,554	87,126,402
Real estate property under development –long-term	$215,431,915	$180,667,276

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT (continued)

(a)	The Company recognized $28,657,703 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2018 (2017 - $11,872,162).

(b)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2018, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2019.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2018, the actual costs incurred by the Company were $135,011,975 (September 30, 2017 - $133,941,504) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2018, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2018 and 2017 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2018 and in process of government review and approval.

As of September 30, 2018 and 2017, land use rights included in real estate property under development totaled $14,749,085 and $18,040,624, respectively.

 CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2018 and 2017, property, plant and equipment was as follows:

	As of September 30,
	2018	2017
Buildings	$796,016	$821,703
Machinery	-	27,956
Automobiles	243,478	251,335
Total	1,039,494	1,100,994
Less: accumulated depreciation	321,128	275,161
Property, plant and equipment, net	$718,366	$825,833

Depreciation expense for the years ended September 30, 2018 and 2017 was $85,788 and $67,074, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2018, a receivable from the Hanzhong local government of $2,836,865 was classified as long term on the accompanying consolidated balance sheets (September 30, 2017 - $2,928,410) because the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2019 and later years.

NOTE 6. SECURITY DEPOSITS

As of September 30, 2018 and 2017, security deposits were as follows:

	As of September 30,
	2018	2017
Security deposit for land use right (1)	$2,912,056	$3,006,027
Security deposits for other loan (2)	5,384,726	5,558,490
Security deposits	$8,296,782	$8,564,517

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $2,912,056 and $3,006,027 to acquire certain land use rights through public bidding as of September 30, 2018 and 2017, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

(2)	In connection with financing from Hanzhong Urban Construction Investment Development Co., Ltd (See note 7), the Company provided a security deposit for the loan received. As of September 30, 2018, the security deposit balances were $5,384,726 (September 30, 2017 - $5,558,490) for other loan with Hanzhong Urban Construction Investment Development Co., Ltd.

 CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER LOANS

	September 30, 2018	September 30, 2017
Loan A (i)	$96,472,714	$97,473,417
Loan B (ii)	8,736,168	12,024,108
Loan C (iii)	17,287,299	17,845,155
	122,496,181	127,342,680
Less: current maturities of other loans	55,610,803	28,545,233
Other loans – long-term portion	$66,885,378	$98,797,447

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $112,842,167 (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of September 30, 2018, the Company borrowed $96,472,714 under this credit line (September 30, 2017 - $97,473,417) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $60,128,554 as of September 30, 2018 (September 30, 2017- $87,126,402). In addition, the Company was required to provide a security deposit for the loan received (see note 6). As of September 30, 2018, the security deposits paid were $5,384,726 (2017 - 5,558,490) for loans received. For the years ended September 30, 2018 and 2017, the interests paid were $5,672,717 and $4,763,399, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the years ending:	Repayment in USD	Repayment in RMB
September 30, 2019	46,874,635	321,935,000
September 30, 2020	31,680,256	217,580,000
September 30, 2021	12,738,789	87,490,000
September 30, 2022	5,179,034	35,569,604
Total	96,472,714	662,574,604

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to $11,648,224 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. As of September 30, 2018, the Company received all the proceeds from Housing Fund. The progress repayment is required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For year ended September 30, 2018, total interest was $423,243, which was included in the interest expense, because the related Oriental Garden project was completed in fiscal year 2016. For year ended September 30, 2017, total interest was $425,779, which was included in the interest expense. Subsequently in October 2018, the Company made repayment of $4,368,084 (RMB 30,000,000) according to the repayment schedule. The full amount of loan has following repayment schedule:

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER LOANS (continued)

	Repayment in USD	Repayment in RMB
Earlier of October 2018 or 70% sales completed	4,368,084	30,000,000
Earlier of January 2019 or 75% sales completed	4,368,084	30,000,000
Total	8,736,168	60,000,000

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,326,733 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2018, the Company received all the proceeds and repaid unused fund of $39,433 (RMB 270,829). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of $3,465,347 from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $135,011,975 as collateral for the loan. Total interest of $221,490 and $212,596 for the years ended September 30, 2018 and 2017, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $25,480,489 (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,096,098 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for the years ended September 30, 2018 and 2017 was $325,270 and $312,645, respectively, which was included in the construction capitalized costs.

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2018	2017
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,246,058	$9,931,120
Oriental Pearl Garden	4,648,784	6,342,632
Liangzhou road related projects	1,914,677	2,314,641
Yang County Pearl Garden	997,312	934,557
Yangzhou Palace	6,341,918	7,405,554
Total	22,148,749	26,928,504
Less: Customer deposits - short-term	20,234,072	24,613,864
Customer deposits - long-term	$1,914,677	$2,314,640

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2018 and 2017, approximately $3.5 million and $2.7 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS LOANS

	As of September 30,
	2018	2017
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	332,110	494,632
Total	$2,142,110	$ 2,304,632,

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2019. The Company recorded interest of $72,400 for each of the years ended September 30, 2018 and 2017. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2018 and 2017, respectively.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of September 30, 2018 and 2017 was $332,110 and $494,632, respectively. For the years ended September 30, 2018 and 2017, the interest was $28,586 and $42,141, respectively, which is capitalized in the development cost of Liangzhou road project.

NOTE 10. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of September 30, 2018 and 2017, 100% and 69.4% of the option awards have vested, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2016	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2017	120,000	$1.89	0.89	$178,800
Granted	-	-	-	-
Forfeited	(120,00)	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2018	-	$-	-	-
Exercisable, September 30, 2018	-	$-	-	-

Stock-based compensation expense recognized in the years ended September 30, 2018 and 2017 was $54,633 and $59,600, respectively. As of September 30, 2018 and 2017, there was Nil and $54,633 unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 11. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2018, the Company had business sales tax payable of $9,871,794 (2017 - $14,143,444), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2018 and 2017, the Company’s income tax payable balance were $8,331,026 and $6,216,432, respectively. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2018 and 2017:

	2018	2017
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	0.2	0.6
one-time transition toll tax and others	23.9
Net impact of Exemption rendered by local tax authorities and other adjustments	0.1	(8.6)
Effective tax rate	49.2%	17.0%

Income tax expense for the years ended September 30, 2018 and 2017 is summarized as follows:

	For the years ended September 30,
	2018	2017
Current tax provision	$3,073,659	$1,127,692
Deferred tax provision	1,999,052	167,007

Income tax expense	$5,072,711	$1,294,699

The components of deferred taxes as of September 30, 2018 and 2017 consist of the following:

	As of September 30,
	2018	2017
Deferred tax liability:
Revenue recognized based on percentage of completion	$2,068,257	$170,950

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. TAXES (continued)

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

For the years ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

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

As at September 30, 2018, the outstanding LAT payable balance was $141,765 with respect to completed real estate properties sold up to September 30, 2018. As at September 30, 2017, the Company has an outstanding LAT payable balance of $1,292,527 with respect to completed real estate properties sold up to September 30, 2017

(D) Taxes payable consisted of the following:

	September 30, 2018	September 30, 2017

CIT	$8,331,026	$6,216,432
Business tax	9,871,794	14,143,444
Other taxes and fees	2,250,861	2,020,188
Total taxes payables	20,453,681	22,380,064
Less: current portion	15,492,902	17,259,202
Tax payable – long term *	$4,960,779	$5,120,862

*The Company reclassified the previous recognized deferred tax liabilities to income tax payable in fiscal 2017 due to the completion of the related real estate projects. The Company expects to fully settle the income tax payable when related real estate projects are sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2018 and 2017, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2018 and 2017, the balance of statutory surplus reserve was $9,925,794 and $9,142,899, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2018 and 2017.

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of September 30, 2018 and 2017, the amount of security deposit provided for these guarantees was approximately $3.5 million and $2.7 million respectively.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2018	2017
ASSETS
Investment in subsidiary	$166,471,736	$164,151,866
Total Assets	$166,471,736	$164,151,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$524,900	$452,500
Tax payable	2,459,000	-
Shareholder loan	1,810,000	1,810,000
Total current liabilities	4,793,900	2,262,500

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	45,050	45,050
Additional paid-in capital	129,907,805	129,853,172
Statutory surplus	9,925,794	9,142,899
Retained earnings	30,803,052	26,343,030
Accumulated other comprehensive deficit	(9,003,865)	(3,494,785)

Total stockholders' equity	161,677,836	161,889,366

Total Liabilities and Stockholders' Equity	$166,471,736	$164,151,866

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
Equity in profit of subsidiary	$7,828,950	$6,461,114
General and administrative expenses	54,633	59,600
Interest expense	72,400	72,400
Income before income taxes	7,701,917	6,329,114
Provision for income taxes	2,459,000	-
Net income	5,242,917	6,329,114
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,509,080)	551,711
Comprehensive income (loss)	$(266,163)	$6,880,825

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
Cash flows from operating activities
Net income	$5,242,917	$6,329,114

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	54,633	59,600
Equity in profit of subsidiary	(7,828,950)	(6,461,114)

Changes in assets and liabilities:
Tax payable	2,459,000	-
Accrued expenses	72,400	72,400
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2018 and 2017.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2018, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2018. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2018 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2018:

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2018, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	51	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	49	Director	2010
Christy Young Shue	55	Director	2012
John Chen	46	Director	2012
Yuankai Wen	71	Director	2010

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2018 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2018 and the number of meetings each committee held in fiscal year 2018.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2017	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2018 are as follows:

Name	Ages	Position
Xiaojun Zhu *	51	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	39	Chief Financial Officer

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2018	30,596	-		(2)	30,596
Chairman of the Board (1)	2017	29,367	-		(2)	29,367
Wei Shen, Chief Financial Officer	2018	110,146	-	-		110,146
	2017	105,720	-	-		105,720

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2018 and 2017. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 6.5368 to the U.S. dollar for fiscal 2018 and RMB 6.6533 to the U.S. dollar for fiscal 2017.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2018 and 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2018 and 2017 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2018 and 2017 under any LTIP.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 ($9,179) and a discretional bonus of up to RMB 180,000 ($27,536). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2018, 2017 and 2016. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2018 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2018.

FISCAL 2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$15,298	-	-	-	-	-	$15,298

John Chen	$36,000	-	18,333	-	-	-	$54,333

Christy Young Shue	$24,000	-	18,333	-	-	-	$42,333

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2018. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2018.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB 6.5368 to the U.S. dollar.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Ms. Shue, and Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively.  In addition, in August 2012, the Company agreed to grant each of Ms. Shue, and Messrs. Chen, two of our independent directors, non-statutory stock options to purchase 60,000 and 60,000 shares of the Company’s common stock, respectively, which options shall vest in accordance with the schedule determined as of the date of grant. On August 22, 2015, the Company renewed the independent Director Agreements with Ms. Shue, and Messrs. Chen and granted stock options to them to purchase up to an aggregate of 120,000 shares of the Company’s common stock.  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. These options were expired in fiscal 2018. In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 8, 2017 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.2%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen	-	-
Christy Young Shue	-	-
John Chen	-	-
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,480,000	69.9%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of December 8, 2016 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of December 8, 2018. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of December 8, 2018, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojun Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	2,000,000
Total	-	$-	2,000,000

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

The following related party transactions occurred during the fiscal year ended September 30, 2018:

The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2019. The Company recorded interest of $72,400 for each of the years ended September 30, 2018 and 2017. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2018 and 2017.

On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. The RMB loan balance as of September 30, 2018 and 2017 was $332,110 and $494,632, respectively. For the years ended September 30, 2018 and 2017, the interest was $28,586 and $42,141, respectively, which is capitalized in the development cost of Liangzhou road project.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2018 and 2017. Fees (excluding reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$245,500	$222,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$245,500	$222,500

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2018.

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

China HGS Real Estate Inc.

Date: January 10, 2019	By:	/s/ Xiaojun Zhu

Xiaojun Zhu President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 10, 2019	By:	/s/ Samuel Shen

Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xiaojun Zhu	President, Chief Executive Officer, and Chairman of the Board of Directors	January 10, 2019
Xiaojun Zhu	(Principal Executive Officer)

/s/ Samuel Shen	Chief Financial Officer	January 10, 2019
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	January 10, 2019
Shenghui Luo

/s/ Christy Young Shue	Director	January 10, 2019
Christy Young Shue

/s/ John Chen	Director	January 10, 2019
John Chen

/s/ Yuankai Wen	Director	January 10, 2019
Yuankai Wen