Form 10-Q
period 2018-12-31
CHINA HGS REAL ESTATE INC.
filed 2019-02-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2018	2018
ASSETS
Current assets:
Cash	$1,020,954	$3,267,020
Restricted cash	3,765,220	3,508,557
Contract receivables	10,933,593	12,582,965
Real estate property development completed	58,359,777	58,999,178
Real estate property under development	57,211,691	60,128,554
Other current assets	1,567,545	1,408,826

Total current assets	132,858,780	139,895,100

Property, plant and equipment, net	697,603	718,366
Real estate property development completed, net of current portion	1,216,321	1,217,650
Security deposits	8,287,732	8,296,782
Real estate property under development, net of current portion	215,610,918	215,431,915
Due from local government for real estate property development completed	2,833,771	2,836,865

Total Assets	$361,505,125	$368,396,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$72,028,216	$55,610,803
Accounts payables	20,394,271	20,507,128
Other payables	5,026,946	4,894,774
Construction deposits	1,877,520	1,879,570
Contract liabilities	6,202,762	5,844,189
Customer deposits	18,359,022	20,234,072
Shareholder loans	2,141,748	2,142,110
Accrued expenses	2,923,409	3,006,150
Taxes payable	14,656,593	15,492,902

Total current liabilities	143,610,487	129,611,698

Deferred tax liabilities	2,235,352	2,068,257
Tax payable - long term	4,955,367	4,960,779
Customer deposits, net of current portion	1,912,588	1,914,677
Construction loans, less current portion	45,531,384	66,885,378
Construction deposits, net of current portion	1,276,659	1,278,053

Total liabilities	199,521,837	206,718,842

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding December 31, 2018 and September 30, 2018	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	9,925,794	9,925,794
Retained earnings	31,287,262	30,803,052
Accumulated other comprehensive deficit	(9,182,623)	(9,003,865)
Total stockholders' equity	161,983,288	161,677,836

Total Liabilities and Stockholders' Equity	$361,505,125	$368,396,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2018	2017
Real estate sales	$7,737,196	$14,447,571
Less: Sales tax	(142,111)	(25,216)
Cost of real estate sales	(5,923,184)	(12,000,541)
Gross profit	1,671,901	2,421,814
Operating expenses
Selling and distribution expenses	169,974	316,742
General and administrative expenses	470,932	357,429
Total operating expenses	640,906	674,171
Operating income	1,030,995	1,747,643
Interest expense, net	(105,231)	(128,621)
Other expense	(273,153)	-
Income before income taxes	652,611	1,619,022
Provision for income taxes	168,401	413,750
Net income	484,210	1,205,272
Other Comprehensive income
Foreign currency translation adjustment	(178,758)	3,729,087
Comprehensive income	$305,452	$4,934,359
Basic and diluted income per common share
Basic and diluted	$0.01	$0.03
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$484,210	$1,205,272
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	168,401	145,714
Depreciation	19,869	412,078
Stock based compensation	-	14,900
Changes in assets and liabilities:
Contract receivables	1,626,468	(850,656)
Real estate property development completed	571,816	5,976,747
Real estate property under development	2,423,593	(4,361,705)
Other current assets	(159,357)	236,266
Accounts payables	(89,978)	(1,719,070)
Other payables	136,739	237,946
Contract liabilities	362,900	429,205
Customer deposits	(1,842,581)	492,982
Construction deposits	-	(6,230)
Accrued expenses	(79,484)	(86,445)
Taxes payable	(552,602)	(61,119)
Net cash provided by operating activities	3,069,994	2,065,885

Cash flow from investing activities
Purchases of fixed assets	-	(390,392)
Net cash used in investing activities	-	(390,392)

Cash flow from financing activities
Net proceeds (repayments) of shareholder loans	485,552	(122,484)
Repayments of bank loans	(5,261,559)	(863,438)
Net cash used in financing activities	(4,776,007)	(985,922)

Effect of changes of foreign exchange rate on cash and restricted cash	(283,390)	117,885
Net increase (decrease) in cash and restricted cash	(1,989,403)	807,456
Cash and restricted cash , beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$4,786,174	$5,524,060
Supplemental disclosures of cash flow information:
Interest paid	$1,786,958	$1,481,263
Income taxes paid	$102,591	$98,906

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$1,020,954	$2,694,175
Restricted	$3,765,220	$2,829,885
Total cash and restricted cash	$4,786,174	$5,524,060

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on January 10, 2019.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted cost. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial property in the PRC. The majority of the Company’s contracts contain a single performance obligations involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

Under percentage completion method, revenue and profit from the sales of long term real estate development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Under the percentage of completion method, revenues from individual real estate condominium units sold under development and related costs are recognized over the course of the construction period, based on the completion progress of a project. The progress towards complete satisfaction of the performance obligation is measured based on the Company’s efforts or inputs to the satisfaction of the performance obligation, by reference to the contract costs incurred up to the end of reporting period as a percentage of total estimated costs for each contract. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Revenue from the sales of completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Company has present right to payment and the collection of the consideration is probable. For municipal road construction projects, fees are generally recognized at the time of the projects are completed.

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2018	2017
Revenue recognized for completed condominium real estate projects	$749,833	$7,840,922
Revenue recognized for condominium real estate projects under development	6,987,363	6,606,649
Total	$7,737,196	$14,447,571

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Contract balances

Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include billed and billable receivables, which are the Company’s unconditional rights to consideration other than to the passage of time. Contract liabilities include cash collected in excess of revenues. Customer deposit are excluded from contract liabilities.

The Company has elected to apply the optional practical expedient for costs to obtain a contract which allows the Company to immediately expense sales commissions (included under selling expenses) because the amortization period of the asset that the Company otherwise would have used is one year or less. Contract assets and liabilities are generally classified as current based on our contract operating cycle.

The following table presents the Company’s contract balances as of December 31, 2018 and September 30, 2018.

	As of December 31,	As of September 30,
	2018	2018
Contract assets
Cost and earnings in excess of billings	$10,933,593	$12,582,965

Contract liabilities
Billings in excess of cost and earnings	$6,202,762	$5,844,189

Impact of adoption of ASC 606

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)(“ASU No. 2014-09”). Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs have the same effective date as ASU 2014-09. All guidance is collectively referred to as ASC 606, which supersedes ASC 605, Revenue Recognition.

ASC 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASC 606 also specifies the accounting for the incremental costs of obtaining a contract and the costs directly related to fulfilling a contract. In addition, ASC 606 requires extensive disclosures.

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. As part of the implementation of ASC 606, the Company performed an assessment including identifying revenue streams within the scope of ASC 606, analyzing contracts and reviewing potential changes to its existing revenue recognition accounting policies. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue currently recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

	For three months ended December 31,		September 30,
	2018	2017	2018
Period end RMB : USD exchange rate	6.8755	6.5063	6.8680
Period average RMB : USD exchange rate	6.9143	6.6131	6.5368

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU was effective for fiscal years beginning after December 15, 2017 and was adopted by the Company on October 1, 2018 on a retrospective basis The amendments in this Update should be applied using a retrospective transition method to each period presented.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2018 and 2017, the Company did not recognize any impairment for real estate property under development or completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2018 and 2017, the total interest capitalized in the real estate property development was $1,757,265 and $1,377,691, respectively

Impairment of long-lived assets

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended December 31, 2018 and 2017.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months ended December 31, 2018 and 2017, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2018 and September 30, 2018.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2018 and 2017. As of December 31, 2018, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are subject to examination by the Chinese taxing authorities.

As of December 31, 2018, the tax years ended September 30, 2010 through September 30, 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2018 remains open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of December 31, 2018 and September 30, 2018, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.2 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three months ended December 31, 2018 and 2017 were net income and foreign currency translation adjustments.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2018, one supplier accounted for approximately 14% of the Company’s total project expenditures. For the three months ended December 31, 2017, one supplier accounted for over 22% of the Company’s total project expenditures.

Recent Accounting Pronouncements

On October 31, 2018 the FASB issued new guidance (ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities) that expands the application of a specific private company accounting alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. The amendments in the ASU provide that indirect interests held through related parties under common control will be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. The consideration of indirect interests on a proportional basis is consistent with how indirect interests held through related parties under common control are treated when determining if a reporting entity within a related party group is the primary beneficiary of a VIE. The new guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Retrospective adoption is required. Early adoption is permitted, including adoption in an interim period. The Company does not expect this new guidance to have a material impact on our financial position and results of operations.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2018 and September 30, 2018:

	Balance as of
	December 31, 2018	September 30, 2018
Development completed:
Hanzhong City Mingzhu Garden Phase I	$654,553	$655,268
Hanzhong City Mingzhu Garden Phase II	30,595,262	31,096,125
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,203,381	1,204,695
Hanzhong City Oriental Pearl Garden	21,282,544	21,397,560
Yang County Yangzhou Pearl Garden Phase I	1,671,526	1,673,351
Yang County Yangzhou Pearl Garden Phase II	4,168,832	4,189,829
Real estate property development completed	59,576,098	60,216,828
Less: Real estate property completed – short-term	58,359,777	58,999,178
Real estate property completed – long-term	$1,216,321	$1,217,650
Under development:
Yang County Yangzhou Palace (a)	$57,211,691	$60,128,554
Hanzhong City Shijin Project	7,044,976	7,052,669
Hanzhong City Liangzhou Road and related projects (b)	136,946,859	135,011,975
Hanzhong City Hanfeng Beiyuan East (c)	734,152	734,953
Hanzhong City Beidajie (e)	66,051,641	67,793,750
Yang County East 2nd Ring Road (d)	4,833,290	4,838,568
Real estate property under development	272,822,609	275,560,469
Less: Short-term portion	57,211,691	60,128,554
Real estate property under development –long-term	$215,610,918	$215,431,915

(a)	The Company recognized $5,254,253 of development cost in cost of real estate sales under the percentage of completion method for the three months ended December 31, 2018 (2017 - $6,023,792)

(b)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2018, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2019.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2018, the actual costs incurred by the Company were $136,946,859 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of December 31, 2018, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31, 2018 and 2017 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2018 and in process of government review and approval.

As of December 31, 2018 and September 30, 2018, land use rights included in real estate property under development totaled $14,204,606 and $14,749,085, respectively.

NOTE 4. CONSTRUCTION LOANS

	December 31, 2018	September 30, 2018
Loan A (i)	$95,927,839	$96,472,714
Loan B (ii)	4,363,319	8,736,168
Loan C (iii)	17,268,442	17,287,299
	117,559,600	122,496,181
Less: current maturities of construction loans	72,028,216	55,610,803
Construction loans – long-term portion	$45,531,384	$66,885,378

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $112,719,075 (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of December 31, 2018, the Company borrowed $95,927,839 under this credit line (September 30, 2018- $96,472,714) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $57,211,691 as of December 31, 2018 (September 30, 2018- $60,128,554). In addition, the Company was required to provide a security deposit for the loan received. As of December 31, 2018, the security deposits paid were $5,378,852 (September 30, 2018 - $5,384,726) for loans received. For the three months ended December 31, 2018 and 2017, interest paid was $1,607,998 and $1,237,090, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
December 31, 2019	67,664,896	465,230,000
December 31, 2020	25,454,149	175,010,000
December 31, 2021	2,808,794	19,311,860
Total	95,927,839	659,551,860

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to $11,635,517 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. The Company has received all the proceeds from Housing Fund. The progress repayment was required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months ended December 31, 2018 and 2017, total interest was $49,981 and $109,320, which was included in the interest expense, because the related Oriental Garden project was completed in fiscal year 2016. Subsequently in January 2019, the Company fully repaid the balance of the loan upon maturity.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(iii)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,307,832 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of December 31, 2018, the balance of loan was $17,268,442. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of $3,453,688 from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $136,946,859 as collateral for the loan. Total interest of $52,260 and $54,584 for the three months ended December 31, 2018 and 2017, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $25,452,694 (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,090,539 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for three months ended December 31, 2018 and 2017 was $76,773 and $80,271, respectively, which was included in the construction capitalized costs.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2018	September 30, 2018
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,688,256	$8,246,058
Oriental Pearl Garden	4,772,168	4,648,784
Liangzhou road and related projects	1,912,588	1,914,677
Yang County Pearl Garden	974,407	997,312
Yang County Palace	4,924,191	6,341,918

Total	20,271,610	22,148,749
Less: Customer deposits - short-term	18,359,022	20,234,072
Customer deposits - long-term	$1,912,588	$1,914,677

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of December 31, 2018 and September 30, 2018, approximately $3.7 million and $3.5 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHAREHOLDER’S LOANS

	As of
	December 31, 2018	September 30, 2018
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	331,748	332,110
Total	$2,141,748	$2,142,110

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2019. The Company recorded interest of $18,100 for each of the three months ended December 31, 2018 and 2017. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2018 and September 30, 2018, respectively.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. For the three months ended December 31, 2018 and 2017, the interest was $20,288 and $5,746, respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2018, the Company had business sales tax payable of $9,133,928 (September 30, 2018 - $9,871,794), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference As of December 31, 2018 and September 30, 2018, the Company’s income tax payable balances were $8,221,450 and $8,331,026, respectively. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018	2017
Chinese statutory tax rate	25%	$25%
Valuation allowance change	0.7%	0.6%

Effective tax rate	25.7%	$25.6%

Income tax expense for the three months ended December 31, 2018 and 2017 is summarized as follows:

	For the three months ended December 31,
	2018	2017
Current tax provision	$-	$268,036
Deferred tax provision	168,401	145,714

Income tax provision	$168,401	$413,750

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The components of deferred taxes as of December 31, 2018 and September 30, 2018 consist of the following:

	December 31, 2018	September 30, 2018
Deferred tax liability:
Revenue recognized based on percentage of completion	$2,235,352	$2,068,257

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

As of December 31, 2018 and September 30, 2018, the Company recognized a one-time transition toll tax liability of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the one-time transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

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

As at December 31, 2018, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31, 2018. As at September 30, 2018 the Company has an outstanding LAT payable balance of $ 141,765 with respect to completed real estate properties sold up to September 30, 2018.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	December 31, 2018	September 30, 2018

CIT	$8,221,450	$8,331,026
Business tax	9,133,928	9,871,794
Other taxes and fees	2,256,582	2,250,861
Total taxes payable	19,611,960	20,453,681
Less: current portion	14,656,593	15,492,902
Tax payable – long term	$4,955,367	$4,960,779

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of December 31, 2018 and September 30, 2018, the amount of security deposits provided for these guarantees was approximately $3.7 million and $3.5 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2018 and 2017 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2018, our sales, gross profit and net income were $7,737,196, $1,671,901 and $484,210, respectively, representing an approximate 46.4%, 31.0% and 59.8% decrease in sales, gross profit and net income as compared to three months ended December 31, 2017, respectively. The decrease in sales, gross profit and net income was mainly resulted from less gross floor area (“GFA”) sold during current quarter.

For the three months ended December 31, 2018, we recognized revenue under the percentage of completion method for Yangzhou Palace real estate Project. Total revenue recognized under the percentage of completion method for the three months ended December 31, 2018 was $6,987,393 (2017 - $6,606,649), representing 90.3% (2017 – 45.7%) of total revenue for the period, with related costs of these real estate sales was $5,254,253 (2017 - $6,023,792), representing 88.7% (2017–50.2%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was $1,733,110 (2017 - $582,857), representing 95.5% (2017 – 23.8%) of the total gross profit for the period.

For the three months ended December 31, 2018, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $564 per square meter, an increase of 78.1% from the ASP of $332.6 per square meter for the three months ended December 31, 2017, which was mainly due to more commercial units with higher selling price were sold in the three months ended December 31, 2018. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $600 per square meter, an 8.7% increase from the ASP of $551.6 per square meter for the three months ended December 31, 2017, which reflected a normal price increase in the local real estate market.

Market Outlook

In Fiscal 2019, the macro-economic backdrop will continue to be uncertain with unrelenting downside pressure, while the overall inventory level of properties will remain high. The central government will continue to adopt policies aimed to ensure stability, economic growth and improved employment. The details of implementation by local government will vary among different PRC cities.

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2018, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2019. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of December 31, 2018, the actual costs incurred by the Company was $136,946,859 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

The Company plans to start the construction of these three real estate projects in 2019 after the road construction is fully completed and passes local government’s inspection and approval. These related projects may take 2-3 years to fully complete.

Other projects

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and is expected to be completed by 2019. The Company has obtained pre-sale license in September 2016 and started to sell the residential units in Yangzhou Palace in 2017.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.4 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31,2018 and September 30, 2018 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2018 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of December 31, 2018, the local government was still in the process of assessing the budget for these projects.

Summary of real estate projects completion status

Development completed	Actual (estimated) Completion time of construction	Estimated time to sell the entire property
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2019
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2019
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2019
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2019
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2019
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2019

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in 2019
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road project to government in early of 2018
Hanzhong City Liangzhou Road and related projects	The road construction was substantially completed in September 2018, the other related projects will be completed in 2019 and later years
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2019

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

Revenue recognition

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial property in the PRC. The majority of the Company’s contracts contain a single performance obligations involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

Under percentage completion method, revenue and profit from the sales of long term real estate development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Under the percentage of completion method, revenues from individual real estate condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. The progress towards complete satisfaction of the performance obligation is measured based on the Company’s efforts or inputs to the satisfaction of the performance obligation, by reference to the contract costs incurred up to the end of reporting period as a percentage of total estimated costs for each contract. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Revenue from the sales of completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Company has present right to payment and the collection of the consideration is probable. For municipal road construction projects, fees are generally recognized at the time of the projects are completed.

Contract balances

Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include billed and billable receivables, which are the Company’s unconditional rights to consideration other than to the passage of time. Contract liabilities include cash collected in excess of revenues. Customer deposit are excluded from contract liabilities.

The Company has elected to apply the optional practical expedient for costs to obtain a contract which allows the Company to immediately expense sales commissions (included under selling expenses) because the amortization period of the asset that the Company otherwise would have used is one year or less. Contract assets and liabilities are generally classified as current based on our contract operating cycle.

Impact of adoption of ASC 606

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)(“ASU No. 2014-09”). Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients among others. These ASUs have the same effective date as ASU 2014-09. All guidance is collectively referred to as ASC 606, which supersedes ASC 605, Revenue Recognition.

ASC 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASC 606 also specifies the accounting for the incremental costs of obtaining a contract and the costs directly related to fulfilling a contract. In addition, ASC 606 requires extensive disclosures.

The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. As part of the implementation of ASC 606, the Company performed an assessment including identifying revenue streams within the scope of ASC 606, analyzing contracts and reviewing potential changes to its existing revenue recognition accounting policies. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue currently recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2018 and 2017, the Company did not recognize any impairment for real estate property under development and completed.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 compared to Three Months Ended December 31, 2017

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2018	2017

Revenue recognized for completed condominium real estate projects	$749,833	$7,840,922
Revenue recognized for condominium real estate projects under development	6,987,363	6,606,649
Total	$7,737,196	$14,447,571

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2018		2017		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$504,532	67.3%	$4,055,550	51.7%	$3,551,018	(87.6)%
Oriental Pearl Garden	224,692	30.0%	3,785,372	48.3%	(3,560,680)	(94.1)%
Yangzhou Pearl Garden Phase I and II	20,609	2.7%	-	-%	20,609	(100)%

Total Real Estate Sales before Sales Tax	749,833	100%	7,840,922	100%	(7,01,089)	(90.4)%
Sales Tax	(77,689)		(25,216)		(52,473)	208.1%
Revenue net of sales tax	$672,144		$7,815,706		$(7,143,562)

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax decreased by 90.4% to approximately $0.75 million for the three months ended December 31, 2018 from approximately $7.8 million. The total GFA sold during three months ended December 31, 2018 was 2,733 square meters, representing a significant decrease from the 14,755 square meters completed and sold during the same period of last year. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in lower revenue. The sales tax for the three months ended December 31, 2018 was approximately $0.08 million, more doubled from three months ended December 31, 2017 due more surcharge tax charged for the completed real estate properties during the three months ended December 31, 2018.

Revenue recognized for condominium real estate projects under development

		For the three months ended December 31, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	91%	62,813,267	6,987,363	57,160,073

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. Total qualified contract sales as of December 31, 2018 were $62,813,267. Total GFA sold under qualified contract sales as of December 31, 2018 was 128,381 square meters The average unit price under contract sales was $489 per square meters (September 30, 2018 - $504).

		For the three months ended December 31, 2017
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	84%	$25,163,737	6,606,649	21,484,508

For the quarter ended December 31, 2017, total GFA sold under qualified contract sales as of December 31, 2017 was 52,385 square meters. The average unit price under contract sales was $480 per square meters.

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of December 31, 2018 and 2017 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2018		2017		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$584,142	9.9%	$1,046,883	8.7%	$(462,741)	(44.2)%
Construction cost	5,339,042	90.1%	10,953,658	91.3%	(5,614,616)	(51.3)%
Total cost	$5,923,184	100%	$12,000,541	100%	$(6,077,357)	(50.6)%

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

Cost of sales was approximately $5.9 million for the three months ended December 31, 2018 compared to $12.0 million for the same period of last year. The $6.1 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended December 31, 2018 which led to increased revenue and cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2018 were approximately $0.5 million, as compared to approximately $1.0 million for the three months ended December 31, 2017, representing a decrease of approximately $0.5 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2018 were approximately $5.3 million as compared to approximately $11.0 million for the three months ended December 31, 2017, representing a decrease of approximately $5.6 million. The decrease in construction cost was due to decrease in units sold during the quarter ended December 31, 2018.

Gross Profit

Gross profit was approximately $1.7 million for the three months ended December 31, 2018 as compared to approximately $2.4 million for the three months ended December 31, 2017, representing a decrease of $0.7 million, which was mainly attributable to less GFA sold during the first quarter of fiscal 2019. The gross margin increased from 16.8% in the first quarter of fiscal 2018 to 21.6% in the first quarter of fiscal 2019. It was mainly due to growing real estate price in the local market and more higher margin commercial units sold in Yang County Palace project during the first quarter of fiscal 2019.

	For Three Months Ended December 31,
	2018		2017
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$40,209	8.0%	$1,288,482	31.8%
Oriental Garden	36,416	16.2%	575,691	15.2%
Yangzhou Pearl Garden Phase I and II	4,278	20.8	-	-%
Yangzhou Palace	1,733,109	24.8%	582,857	8.8%
Sales Tax	(142,111)		(25,216)
Total Gross Profit	$1,671,901	21.6%	$2,421,814	16.8%
Total Real Estate Sales before Sales Tax	$7,737,196		$14,447,571

Operating Expenses

Total operating expenses decreased by 4.9% to $640,906 for the three months ended December 31, 2018 from $674,171 for the three months ended December 31, 2017 as a result of a decrease in selling expense of $146,768 primarily attributed to less sales and marketing expense incurred. Our general and administrative expense was $470,932 for the three months ended December 31, 2018, increased by $113,503 from the three months ended December 31, 2017 due to more office expenses and professional fee expenses. Our total operating expenses accounted for 8.3% and 4.7% of our real estate sales before sales taxes for the three months ended December 31, 2018 and 2017, respectively.

	For Three Months Ended December 31,
	2018	2017

Selling expenses	$169,974	$316,742
General and administrative expenses	470,932	357,429
Total operating expenses	$640,906	$674,171
Percentage of Real Estate Sales before Sales Tax	8.3%	4.7%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2018 and 2017.

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

As of December 31, 2018 and September 30, 2018 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

However, the local taxing authority of Hanzhong City has the power to assess corporate taxes annually on local enterprises at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. In the fiscal year 2017, the taxing authority assessed us for income taxes at the rate of 1.25% on revenue in Yang County and 2.5% on our revenue in Hanzhong, instead of the statutory rate of 25% of net income. Starting from fiscal 2018, the Company is subject to income tax rate of 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

We reported net income of approximately $0.5 million for the three months ended December 31, 2018, as compared to net income of approximately $1.2 million for the three months ended December 31, 2017. The decrease of approximately $0.7 million in our net income was primarily due to lower amount of revenue for the three months ended December 31, 2018 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative $0.2 million and $3.7 million for the three months ended December 31, 2018 and 2017, respectively, due to the significant depreciation of RMB.  The balance sheet amounts with the exception of equity at December 31, 2018 were translated at 6.8755 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2018 and 2017 were 6.9143 RMB and 6.6131 RMB, respectively.

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

As of December 31, 2018, the Company had an approximately $10.8 million negative working capital, a decrease of $21.0 million as compared to $100.3 million as of September 30, 2018 which was mainly resulted from the increase in the current portion of long term loan, decreased real estate property completed and under development current portions due to sales and our continuous investment in the long term Liangzhou Road related projects. Our total cash and restricted cash balance decreased to approximately $4.8 million as of December 31, 2018 as compared to approximately $6.8 million as of September 30, 2018 primarily due to repayment of $5.3 million loan during the three months ended December 31, 2018.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2018	2017
Net cash provided by operating activities	$3,069,994	$2,065,885
Net cash used in investing activities	-	(390,392)
Net cash used in financing activities	(4,776,007)	(985,922)
Effect of change of foreign exchange rate on cash and restricted cash	(283,390)	117,885
Net (decrease) increase in cash and restricted cash	(1,989,403)	807,456
Cash and restricted cash, beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$4,786,174	$5,524,060

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2018 was approximately $3.1 million, consisting of net income of approximately $0.5 million, noncash adjustments of $0.2 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property under development by approximately $2.4 million due to sales of our Yang County Palace project and a decrease of approximately $1.6 million in contract receivable due to collection, offset with a decrease in customer deposit of approximately $1.9 million.

Net cash provided by operating activities during the three months ended December 31, 2017 was approximately $2.1 million, consisting of net income of $1.2 million, noncash adjustments of $0.6 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $6.0 million because we sold these completed residential and commercial units during current quarter, offset with an increase in the real estate under development of approximately $4.4 million due to constructions on the Liangzhou road and related projects and Yangzhou Palace project, payments of accounts payable of approximately $1.7 million. The cash inflows provided by operating activities is mainly attributable to our revenue from current quarter sales.

Investing activities

Net cash used in investing activities for purchase of fixed assets during three months ended December 31, 2018 and 2017 was $Nil million and $0.4 million respectively.

Financing Activities

Net cash flows used in financing activities was approximately $4.8 million for three months ended December 31, 2018, which mainly included a repayment of other loan of approximately $5.3 million during the three months ended December 31, 2018.

Net cash flows used in financing activities was approximately $1.0 million for three months ended December 31, 2017, which included a net repayment of a shareholder loan of $0.1 million and repayment of other loans of $0.9 million.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 14, 2019	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

