Form 10-Q
period 2019-03-31
CHINA HGS REAL ESTATE INC.
filed 2019-05-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	HGSH	The NASDAQ Capital Market

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash	$1,133,688	$3,267,020
Restricted cash	4,007,053	3,508,557
Contract receivables	11,597,778	12,582,965
Real estate property development completed	59,556,146	58,999,178
Real estate property under development	51,926,234	60,128,554
Other current assets	1,592,188	1,408,826

Total current assets	129,813,087	139,895,100

Property, plant and equipment, net	694,368	718,366
Real estate property development completed, net of current portion	1,246,099	1,217,650
Security deposits	8,490,628	8,296,782
Real estate property under development, net of current portion	221,272,778	215,431,915
Due from local government for real estate property development completed	2,903,145	2,836,865

Total Assets	$364,420,105	$368,396,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$69,321,433	$55,610,803
Accounts payables	20,032,294	20,507,128
Other payables	5,596,567	4,894,774
Construction deposits	1,932,231	1,879,570
Contract liabilities	6,250,086	5,844,189
Customer deposits	18,016,727	20,234,072
Shareholder loans	2,149,869	2,142,110
Accrued expenses	3,004,580	3,006,150
Taxes payable	14,587,240	15,492,902

Total current liabilities	140,891,027	129,611,698

Deferred tax liabilities	2,443,617	2,068,257
Tax payable - long term	5,076,682	4,960,779
Customer deposits, net of current portion	1,646,501	1,914,677
Construction loans, less current portion	46,646,059	66,885,378
Construction deposits, net of current portion	1,307,913	1,278,053

Total liabilities	198,011,799	206,718,842

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2019 and September 30, 2018	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	9,925,794	9,925,794
Retained earnings	31,628,807	30,803,052
Accumulated other comprehensive deficit	(5,099,150)	(9,003,865)
Total stockholders' equity	166,408,306	161,677,836

Total Liabilities and Stockholders' Equity	$364,420,105	$368,396,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Real estate sales	$9,367,156	$21,906,367	$17,104,352	36,353,938
Less: Sales tax	(362,846)	(65,064)	(504,957)	(90,280)
Cost of real estate sales	(7,556,593)	(18,118,690)	(13,479,777)	(30,119,231)
Gross profit	1,447,717	3,722,613	3,119,618	6,144,427
Operating expenses
Selling and distribution expenses	104,926	185,593	274,900	502,335
General and administrative expenses	783,687	654,778	1,254,619	1,012,207
Total operating expenses	888,613	840,371	1,529,519	1,514,542
Operating income	559,104	2,882,242	1,590,099	4,629,885
Interest expense, net	(35,611)	(126,064)	(140,842)	(254,685)
Other expense	(29,010)	-	(302,163)
Income before income taxes	494,483	2,756,178	1,147,094	4,375,200
Provision for income taxes	152,938	717,008	321,339	1,130,758
Net income	341,545	2,039,170	825,755	3,244,442
Other Comprehensive income
Foreign currency translation adjustment	4,083,473	6,344,376	3,904,715	10,073,463
Comprehensive income	$4,425,018	$8,383,546	$4,730,470	13,317,905
Basic and diluted income per common share
Basic and diluted	$0.01	$0.05	$0.02	0.07
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2017	45,050,000	$45,050	$129,853,172	$9,142,899	$26,343,030	$(3,494,785)	$161,889,366
Stock-based Compensation	-	-	29,800	-	-	-	29,800
Net income for the period	-	-	-	-	3,244,442	-	3,244,442
Foreign currency translation adjustments	-	-	-	-	-	10,073,463	10,073,463
Balance at March 31, 2018	45,050,000	$45,050	$129,882,972	$9,142,899	$29,587,472	$6,578,678	$175,237,071

Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Net income for the period	-	-	-	-	825,755	-	825,755
Foreign currency translation adjustments	-	-	-	-	-	3,904,715	3,904,715
Balance at March 31, 2019	45,050,000	$45,050	$129,907,805	$9,925,794	$31,628,807	$(5,099,150)	$166,408,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$825,755	$3,244,442
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	321,339	380,788
Depreciation	40,073	29,800
Stock based compensation	-	442,235
Changes in assets and liabilities:
Advances to vendors	-	(175,248)
Contract receivables	264,661	(1,481,211)
Real estate property development completed	807,172	14,251,003
Real estate property under development	8,646,320	(6,492,660)
Other current assets	(147,825)	3,177
Accounts payables	(937,339)	(5,880,670)
Other payables	577,196	709,012
Contract liabilities	1,256,887	654,002
Customer deposits	(2,950,683)	(469,686)
Construction deposits	8,594	(32,745)
Accrued expenses	(57,874)	(198,484)
Taxes payable	(1,189,102)	(793,293)
Net cash provided by operating activities	7,465,174	4,190,462

Cash flow from investing activities
Purchases of fixed assets	-	(398,269)
Net cash used in investing activities	-	(398,269)

Cash flow from financing activities
Net proceeds (repayments) of shareholder loans	-	(330,130)
Net proceeds (repayments) of bank loans	(9,227,072)	(880,860)
Net cash used in financing activities	(9,227,072)	(1,210,990)

Effect of changes of foreign exchange rate on cash and restricted cash	127,062	372,555
Net increase (decrease) in cash and restricted cash	(1,634,836)	2,953,758
Cash and restricted cash , beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$5,140,741	$7,670,362
Supplemental disclosures of cash flow information:
Interest paid	$3,614,641	$3,008,428
Income taxes paid	$209,392	$544,678

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$1,133,688	$4,323,993
Restricted	$4,007,053	$3,346,369
Total cash and restricted cash	$5,140,741	$7,670,362

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results For the three and six months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on January 10, 2019.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended March 31,
	2019	2018
Revenue recognized for completed condominium real estate projects	$226,731	$11,121,635
Revenue recognized for condominium real estate projects under development	9,140,425	10,784,732
Total	$9,367,156	$21,906,367

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

	For the six months ended March 31,
	2019	2018
Revenue recognized for completed condominium real estate projects	$976,564	18,962,557
Revenue recognized for condominium real estate projects under development	16,127,788	17,391,381
Total	$17,104,352	36,353,938

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

The following table presents the Company’s contract balances As of March 31, 2019 and September 30, 2018.

	As of March 31,	As of September 30,
	2019	2018
Contract assets
Cost and earnings in excess of billings	$11,597,778	$12,582,965

Contract liabilities
Billings in excess of cost and earnings	$6,250,086	$5,844,189

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

	For six months ended March 31,		September 30,
	2019	2018	2018
Period end RMB : USD exchange rate	6.7112	6.2726	6.8680
Period average RMB : USD exchange rate	6.8302	6.4823	6.5368

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2019 and 2018, the Company did not recognize any impairment for real estate property under development or completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2019, the total interest capitalized in the real estate property development was $1,827,172 and $3,546,443, respectively. For the three and six months ended March 31, 2018, the total interest capitalized in the real estate property development was $1,422,579 and $2,800,270, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2019 and 2018.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and six months ended March 31, 2019 and 2018, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2019 and September 30, 2018.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income For the three and six months ended March 31, 2019 and 2018. As of March 31, 2019, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are subject to examination by the Chinese taxing authorities.

As of March 31, 2019, the tax years ended September 30, 2010 through September 30, 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2018 remains open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements As of March 31, 2019 and September 30, 2018, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.2 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and six months ended March 31, 2019 and 2018 were net income and foreign currency translation adjustments.

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

Excepts as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income, stockholders’ equity and cash flow.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development As of March 31, 2019 and September 30, 2018:

	Balance as of
	March 31, 2019	September 30, 2018
Development completed:
Hanzhong City Mingzhu Garden Phase I	$670,577	$655,268
Hanzhong City Mingzhu Garden Phase II	31,141,129	31,096,125
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,232,842	1,204,695
Hanzhong City Oriental Pearl Garden	21,821,016	21,397,560
Yang County Yangzhou Pearl Garden Phase I	1,712,449	1,673,351
Yang County Yangzhou Pearl Garden Phase II	4,224,232	4,189,829
Real estate property development completed	60,802,245	60,216,828
Less: Real estate property completed – short-term	59,556,146	58,999,178
Real estate property completed – long-term	$1,246,099	$1,217,650
Under development:
Yang County Yangzhou Palace (a)	$51,926,234	$60,128,554
Hanzhong City Shijin Project	7,217,447	7,052,669
Hanzhong City Liangzhou Road and related projects (b)	143,504,201	135,011,975
Hanzhong City Hanfeng Beiyuan East (c)	752,125	734,953
Hanzhong City Beidajie (e)	64,847,389	67,793,750
Yang County East 2nd Ring Road (d)	4,951,616	4,838,568
Real estate property under development	273,199,012	275,560,469
Less: Short-term portion	51,926,234	60,128,554
Real estate property under development –long-term	$221,272,778	$215,431,915

(a)	The Company recognized $7,320,041 and $12,574,295 of development cost in cost of real estate sales under the percentage of completion method for the three and six months ended March 31, 2019 (2018- $9,844,433 and $15,868,225), respectively.

(b)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2019, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2019.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2019, the actual costs incurred by the Company were $143,504,201 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2019, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2019 and 2017 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed As of March 31, 2019 and in process of government review and approval.

As of March 31, 2019 and September 30, 2018, land use rights included in real estate property under development totaled $13,813,956 and $14,749,085, respectively.

NOTE 4. CONSTRUCTION LOANS

	March 31, 2019	September 30, 2018
Loan A (i)	$98,276,294	$96,472,714
Loan B (ii)	-	8,736,168
Loan C (iii)	17,691,198	17,287,299
	115,967,492	122,496,181
Less: current maturities of construction loans	69,321,433	55,610,803
Construction loans – long-term portion	$46,646,059	$66,885,378

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $115,478,603 (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of March 31, 2019, the Company borrowed $98,276,294 under this credit line (September 30, 2018- $96,472,714) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $51,926,234 as of March 31, 2019 (September 30, 2018- $60,128,554). In addition, the Company was required to provide a security deposit for the loan received. As of March 31, 2019, the security deposits paid were $5,510,535 (September 30, 2018 - $5,384,726) for loans received. For the three and six months ended March 31, 2019, interest paid was $1,685,442 and $3,293,441 (2018- $1,275,874 and $2,512,964), respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
March 31, 2019	69,321,432	465,230,000
March 31, 2020	26,077,304	175,010,000
March 31, 2021	2,877,558	19,311,860
Total	98,276,294	659,551,860

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to $11,920,372 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company fully repaid the loan upon maturity. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. The Company has received all the proceeds from Housing Fund. The progress repayment was required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three months and six ended March 31, 2019, total interest was $11,520 and $61,501 (2018 - $112,506 and $221,826), respectively, which was included in the interest expense, because the related Oriental Garden project was completed in fiscal year 2016. The loan has been fully repaid on January 16, 2019.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,731,553 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of March 31, 2019, the balance of loan was $17,691,198. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of $3,546,311 from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $143,504,201 as collateral for the loan. Total interest of $52,856 and $105,116 for the three and six months ended March 31, 2019, (2018 - $56,174 and $110,758) respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $26,075,814 (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,215,163 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for three and six months ended March 31, 2019 was $77,810 and $154,583 (2018-$82,609 and $162,880), respectively, which was included in the construction capitalized costs.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2019	September 30, 2018
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,405,175	$8,246,058
Oriental Pearl Garden	4,878,889	4,648,784
Liangzhou road and related projects	1,646,501	1,914,677
Yang County Pearl Garden	1,008,996	997,312
Yang County Palace	3,723,667	6,341,918

Total	19,663,228	22,148,749
Less: Customer deposits - short-term	18,016,727	20,234,072
Customer deposits - long-term	$1,646,501	$1,914,677

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of March 31, 2019 and September 30, 2018, approximately $4.0 million and $3.5 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHAREHOLDER’S LOANS

	As of
	March 31, 2019	September 30, 2018
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	339,869	332,110
Total	$2,149,869	$2,142,110

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2019. The Company recorded interest of $18,100 and $36,200 for the three and six months ended March 31, 2019 and 2018, respectively. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of March 31, 2019 and September 30, 2018, respectively.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity, with at an interest rate of 4.35% per year. For the three and six months ended March 31, 2019, the interest was $5,134 and $25,422 (2018- $7,922 and $13,668), respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2019, the Company had business sales tax payable of $9,093,685 (September 30, 2018 - $9,871,794), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference As of March 31, 2019 and September 30, 2018, the Company’s income tax payable balances were $8,255,113 and $8,331,026, respectively. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	5.9%	1%	3.0%	0.8%

Effective tax rate	30.9%	26%	$28.0%	25.8%

Valuation allowance change and other adjustments for the three and six months ended March 31, 2019 and 2018 were primarily related to valuation allowance changes.

Income tax expense for the three and six months ended March 31, 2019 and 2018 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Current tax provision	$-	$481,934	$-	$749,970
Deferred tax provision	152,938	235,074	321,339	380,788
Income tax provision	$152,938	$717,008	$321,339	$1,130,758
20

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The components of deferred taxes As of March 31, 2019 and September 30, 2018 consist of the following:

	March 31, 2019	September 30, 2018
Deferred tax liability:
Revenue recognized based on percentage of completion	$2,443,617	$2,068,257

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

As of March 31, 2019 and September 30, 2018, the Company recognized a one-time transition toll tax liability of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the one-time transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

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

As at March 31, 2019, the outstanding LAT payable balance was $111,392 with respect to completed real estate properties sold up to March 31, 2019. As at September 30, 2018 the Company has an outstanding LAT payable balance of $ 141,765 with respect to completed real estate properties sold up to September 30, 2018.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2019	September 30, 2018

CIT	$8,255,113	$8,331,026
Business tax	9,093,686	9,871,794
Other taxes and fees	2,315,123	2,250,861
Total taxes payable	19,663,922	20,453,681
Less: current portion	14,587,240	15,492,902
Tax payable – long term	$5,076,682	$4,960,779

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of March 31, 2019 and September 30, 2018, the amount of security deposits provided for these guarantees was approximately $4.0 million and $3.5 million respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and six months ended March 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2019, our sales, gross profit and net income were $17,104,352, $ 3,119,618 and $825,755, respectively, representing an approximate 53.0%, 49.2% and 74.5% decrease in sales, gross profit and net income as compared to six months ended March 31, 2018, respectively. The decrease in sales, gross profit and net income was mainly resulted from less gross floor area (“GFA”) sold during current quarter.

For the first six months ended March 31, 2019, we recognized revenue under the percentage of completion method for Yangzhou Palace real estate Project. Total revenue recognized under the percentage of completion method for the six months ended March 31, 2019 was approximately $16.1 million (2018 - $ 17.4 million), representing 94.3% (2018 – 47.8%) of total revenue for the period, with related costs of these real estate sales was approximately $12.6 million (2018 - $15.9 million), representing 93.3% (2018–52.7%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was approximately $3.6 million (2018 - $1.5 million), representing 98.0% (2018 – 24.4%) of the total gross profit for the period.

For the six months ended March 31, 2019, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $549 per square meter, an increase of 49.5% from the ASP of $368 per square meter for the six months ended March 31, 2018, which was mainly due to more commercial units with higher selling price were sold in Yang county palace project during the six months ended March 31, 2019. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $295 per square meter, a 46.7% decrease from the ASP of $553 per square meter for the six months ended March 31, 2018, because Nanyuan, Beiyuan and Oriental Garden have all been completed in prior years, and only limited models are available for customer selection, which result in lower average price.

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2019, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government in fiscal 2019. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of March 31, 2019, the actual costs incurred by the Company was approximately $143.5 million (September 30, 2018 - $135.0 million) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $25.0 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31,2018 and September 30, 2018 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed As of March 31, 2019 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2019, the local government was still in the process of assessing the budget for these projects.

Summary of real estate projects completion status

Development completed	Actual (estimated) Completion time of construction	Estimated time to sell the entire property
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2019
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2019
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2019
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2019
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2019
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2019

Under development:	Estimated Completion time of construction
Yang County Yangzhou Palace	To be completed in 2019
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road project to government in 2019
Hanzhong City Liangzhou Road and related projects	The road construction was substantially completed as of March 31, 2019, the other related projects will be completed in later years
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2019

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the six months ended March 31, 2019 and 2018, the Company did not recognize any impairment for real estate property under development and completed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2019	2018

Revenue recognized for completed condominium real estate projects	$226,731	$11,121,635
Revenue recognized for condominium real estate projects under development	9,140,425	10,784,732
Total	$9,367,156	$21,906,367

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2019		2018		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$275,263	121.4%	$7,489,298	67.3%	$(7,214,035)	(96.3)%
Oriental Pearl Garden	(102,020)	(45.0)%	3,613,825	32.5%	(3,715,845)	(102.8)%
Yangzhou Pearl Garden Phase I and II	53,488	23.6%	18,512	0.2%	34,976	188.9%

Total Real Estate Sales before Sales Tax	226,731	100%	11,121,635	100%	(10,894,904)	(98.0)%
Sales Tax	(45,864)		(65,064)		19,199	(29.5)%
Revenue net of sales tax	$180,867		$11,056,571		$(10,875,703)	(98.4)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax decreased by 98.0% to approximately $0.2 million for the three months ended March 31, 2019 from approximately $11.1 million. The total GFA sold during three months ended March 31, 2019 was merely 611 square meters, representing a significant decrease from the 19,587 square meters completed and sold during the same period of last year. In addition, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in lower sales for current period. The sales tax for the three months ended March 31, 2019 was approximately $0.05 million, decreased by 29.5% from 2018.

Revenue recognized for condominium real estate projects under development

		For the three months ended March 31, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	92%	73,209,107	9,140,425	68,808,978

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. Total qualified contract sales as of March 31, 2019 were $73.2 million. Total GFA sold under qualified contract sales as of March 31, 2019 was 145,623 square meters. The average unit price under contract sales was $503 per square meters (September 30, 2018 - $504).

		For the three months ended March 31, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	88%	$37,190,682	$10,784,732	$32,727,800

For the quarter ended March 31, 2018, total GFA sold under qualified contract sales as of March 31, 2018 was 75,214 square meters. The average unit price under contract sales was $494 per square meters.

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance As of March 31, 2019 and 2018 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2019		2018		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$755,560	10.0%	$1,596,433	8.8%	$(840,873)	(52.7)%
Construction cost	6,801,033	90.0%	16,522,257	91.2%	(9,721,224)	(58.8)%
Total cost	$7,556,593	100%	$18,118,690	100%	$(10,562,097)	(58.3)%

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

Cost of sales was approximately $7.6 million for the three months ended March 31, 2019 compared to $18.1 million for the same period of last year. The $10.6 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended March 31, 2019 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2019 were approximately $0.8 million, as compared to approximately $1.6 million for the same period of last year, representing a decrease of approximately $0.8 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2019 were approximately $6.8 million as compared to approximately $16.5 million for the same period of last year, representing a decrease of approximately $9.7 million. The decrease in construction cost was due to decrease in units sold during the quarter ended March 31, 2019.

Gross Profit

Gross profit was approximately $1.4 million for the three months ended March 31, 2019 as compared to approximately $3.7 million for the three months ended March 31, 2018, representing a decrease of $2.3 million, which was mainly attributable to less GFA sold during the second quarter of fiscal 2019. The gross margin decreased from 17.0% during the quarter ended March 31, 2018 to 15.5% for the quarter ended March 31, 2019. During the quarter ended March 31, 2018, the higher margin in Mingzhu Garden project was resulted from a sales of a commercial unit with 79% gross margin, but most sales during quarter ended March 31, 2019 was related to residential units.

	For Three Months Ended March 31,
	2019		2018
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$69,937	25.4%	$3,015,391	40.3%
Oriental Garden	(87,198)	85.5%	(171,281)	(4.7)%
Yangzhou Pearl Garden Phase I and II	7,441	13.9%	3,270	17.7%
Yangzhou Palace	1,820,383	19.9%	940,297	8.7%
Sales Tax	(362,846)		(65,064)
Total Gross Profit	$1,447,717	15.5%	$3,722,613	17.0%
Total Real Estate Sales before Sales Tax	$9,367,156		$21,906,367

Operating Expenses

Total operating expenses increased by 5.7% to $0.9 million for the three months ended March 31, 2019 from $0.8 million for the three months ended March 31, 2018 as a result of an increase in general and administrative expense of $0.1 million primarily attributed to additional office expense and professional fees incurred. Our selling expense was $0.1 million for the three months ended March 31, 2019, slightly decreased from the three months ended March 31, 2018 due to less sales incurred. Our total operating expenses accounted for 9.5% and 3.8% of our real estate sales before sales taxes for the three months ended March 31, 2019 and 2018, respectively.

	For Three Months Ended March 31,
	2019	2018

Selling expenses	$104,926	$185,593
General and administrative expenses	783,687	654,778
Total operating expenses	$888,613	$840,371
Percentage of Real Estate Sales before Sales Tax	9.5%	3.8%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019 and September 30, 2018 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

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

Net Income

We reported net income of approximately $0.3 million for the three months ended March 31, 2019, as compared to net income of approximately $2.0 for the three months ended March 31, 2018. The decrease of approximately $1.7 million in our net income was primarily due to lower amount of revenue for the three months ended March 31, 2019 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to $4.1 million and $6.3 million for the three months ended March 31, 2019 and 2018, respectively, due to the significant fluctuation of RMB during the period.  The balance sheet amounts with the exception of equity at March 31, 2019 were translated at 6.7112 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2019 and 2018 were 6.8302 RMB and 6.8584 RMB, respectively.

 Six Months Ended March 31, 2019 compared to Six Months Ended March 31, 2018

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2019	2018

Revenue recognized under full accrual method	$976,564	$18,962,557
Revenue recognized under percentage of completion method	16,127,788	17,391,381
Total	$17,104,352	$36,353,938

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2019		2018		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$779,795	79.9%	$11,544,848	60.9%	$(10,765,053)	(93.2)%
Yangzhou Pearl Garden Phase I and Phase II	122,672	12.6%	18,512	0.1%	104,160	562.7%
Oriental Garden	74,097	7.5%	7,399,197	39.0%	(7,325,100)	(99.0)%

Total Real Estate Sales before Sales Tax	976,564	100%	18,962,557	100%	(17,985,993)	(94.9)%
Sales Tax	(123,554)		(90,280)		(33,274)	36.9%
Revenue net of sales tax	$853,010		$18,872,277		$(18,019,267)	(95.5)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in higher revenue reported for the six months ended March 31, 2019 as compared to the same comparative period of 2018. Our sales of completed real estate projects decreased by approximately $94.9% from the sales of $19.0 million in the same period of last year to approximately $0.1 million for the six months ended March 31, 2019  due to total GFA sold during the six months ended March 31, 2019 was merely 3,342 square meters, decreased by 91.6% from GFA of 34,342 square meters sold in the same period of last year. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in lower sales for current period. The sales tax for the six months ended March 31, 2019 was $0.1 million, increased by 36.9% from the same period of last year, due to more surcharge tax charged for the completed real estate properties during the six months ended March 31, 2019.

Revenue recognized for condominium real estate projects under development

		For the six months ended March 31, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	92%	73,209,107	16,127,788	68,808,978

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. Total qualified contract sales as of March 31, 2019 were $73.2 million. Total GFA sold under qualified contract sales as of March 31, 2019 was 145,623 square meters. The average unit price under contract sales was $503 per square meters (September 30, 2018 - $504).

		For the six months ended March 31, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	88%	$37,190,682	$17,391,381	$32,727,800

As of March 31, 2018, total GFA sold under qualified contract sales was 75,214 square meters. The average unit price under contract sales was $494 per square meters.

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2019 and 2018 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2019		2018		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$1,339,701	9.9%	$2,643,315	8.8%	$(1,303,614)	(49.3)%
Construction cost	12,140,076	90.1%	27,475,916	91.2%	(15,335,840)	(55.8)%
Total cost	$13,479,777	100%	$30,119,231	100%	$(16,639,454)	(55.2)%

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

Cost of sales was approximately $13.5 million for the six months ended March 31, 2019 compared to $30.1 million for the six months ended March 31, 2018. The $16.6 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold from completed projects during the six months ended March 31, 2019.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2019 were approximately $1.3 million, as compared to $2.6 million for the six months ended March 31, 2018, representing a decrease of 49.3%. The increase was consistent with the fact that less GFA sold in during six months ended March 31, 2019 comparing to the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2019 were approximately $12.1 million as compared to approximately $27.5 million for the six months ended March 31, 2018, representing a decrease of 55.8%.

Gross Profit

Gross profit was approximately $3.2 million for the six months ended March 31, 2019 as compared to approximately $6.1 million for the six months ended March 31, 2018, representing a decrease of $2.9 million, which was mainly attributable to less GFA sold in the completed condominium real estate projects. The overall gross profit as a percentage of real estate sales before sales tax increased to 18.2% during the six months ended March 31, 2019 from 16.9% for the same period last year. Majority of the Company’s revenue for the six months ended March 31, 2019 were from Yangzhou Palace project with gross margin of 22.0%. However, during the first half of last year, the Company lower selling price to promote the sales in Yangzhou Palace project, which resulted in overall lower gross margin in the same period of last year.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2019		2018
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$110,146	14.1%	$4,303,873	37.3%
Oriental Garden	(50,782)	(41.4)%	404,410	5.5%
Yangzhou Pearl Garden	11,719	15.8%	3,270	17.7%
Yangzhou Palace	3,553,492	22.0%	1,523,154	8.8%
Sales Tax	(504,957)		(90,280)
Total Gross Profit	3,119,618	18.2%	6,144,427	16.9%
Total Real Estate Sales before Sales Tax	$17,104,352		$36,353,938

Operating Expenses

Total operating expenses were approximately $1.5 million for both the six months ended March 31, 2019 and March 31, 2018.

The decrease in selling expenses of $0.2 million for six months ended March 31, 2019 was primarily attributed to decrease of commission paid to salesforce and marketing activities. The decrease in selling expense was offset by an increase of $0.2 million in general administration expense for the six months ended March 31, 2019, due to more office expenses and professional fee expenses incurred.

	For Six Months Ended March 31,
	2019	2018

Selling expenses	$274,900	$502,335
General and administrative expenses	1,254,619	1,012,207
Total operating expenses	$1,529,519	$1,514,542
Percentage of Real Estate Sales before Sales Tax	8.9%	4.2%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2019 and 2018.

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

Net Income

We reported net income of approximately $0.8 million for the six months ended March 31, 2019, as compared to net income of approximately $3.2 million for the six months ended March 31, 2018. The decrease of $2.4 million in our net income was primarily due to lower amount of revenue for the three months ended March 31, 2019 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”). RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $3.9 and negative $10.1 million for the six months ended March 31, 2019 and 2018, respectively, due to the significant fluctuation of RMB during the period.  The balance sheet amounts with the exception of equity at March 31, 2019 were translated at 6.7112 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018, RMB has depreciated 2.3% against the U.S. dollar from September 30, 2018 to March 31, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2019 and 2018 were 6.8302 RMB and 6.4823 RMB, respectively. RMB has depreciated 5.4% against the U.S. dollar from March 31, 2018 to March 31, 2019. As a result, our financial statements reported higher translation loss in 2019.

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

As of March 31, 2019, the Company had an approximately $11.1 million negative working capital, a decrease of $21.4 million as compared to $10.3 million positive working capital as of September 30, 2018, which was mainly resulted from the $13.7 million increase in the current portion of long term loan, the $7.7 million decrease in current portion of the real estate property completed and under development due to sales and our continuous investment in the long term Liangzhou Road related projects. Our total cash and restricted cash balance decreased to approximately $5.1 million as of March 31, 2019 as compared to approximately $6.8 million as of September 30, 2018. The decrease of $1.7 million in cash was resulted of a repayment of $9.2 million loan during the six months ended March 31, 2019, offset by cash flow from operating of $7.5 million during the period.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction, meantime, we are able to obtain additional funding support from local banks and financial institutions. Also, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the both six months ended March 31, 2019 and 2018, the Company had positive cash flow from operating. The Company believes it has sufficient working capital for the next twelve months.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2019	2018
Net cash provided by operating activities	$7,465,174	$4,190,462
Net cash used in investing activities	-	(398,269)
Net cash used in financing activities	(9,227,072)	(1,210,990)
Effect of change of foreign exchange rate on cash and restricted cash	127,062	372,555
Net (decrease) increase in cash and restricted cash	(1,634,836)	2,953,758
Cash and restricted cash, beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$5,140,741	$7,670,362

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2019 was approximately $7.5 million, consisting of net income of approximately $0.8 million, noncash adjustments of $0.4 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property under development by approximately $8.6 million due to sales of our Yang County Palace project and a decrease of approximately $1.3 million in contract receivable due to collection, offset with a decrease in customer deposit of approximately $3.0 million and reduced tax payable by $1.2 million due to tax payments made.

Net cash provided by operating activities during the six months ended March 31, 2018 was $4.2 million, consisting of net income of approximately $3.2 million, noncash adjustments of $0.9 million and net changes in our operating assets and liabilities, which mainly included a reduction of $14.3 million in real estate property completed due to our increased sales during the first half of fiscal 2018, offset by the increase in spending on real estate property under development of $6.5 million, paying off the accounts payable of $5.9 million and increase in cost and earnings in excess of billings of $1.5 million due to more sales during the first half of fiscal 2018.

Investing activities

Net cash used in investing activities for purchase of fixed assets during six months ended March 31, 2019 and 2018 was $Nil and $0.4 million, respectively.

Financing Activities

Net cash flows used in financing activities was approximately $9.2 million for six months ended March 31, 2019, which mainly included a repayment of other bank loans of approximately $9.2 million during the six months ended March 31, 2019.

Net cash flows used in financing activities amounted to approximately $1.2 million for the six months ended March 31, 2018, which mainly included repayment of other bank loans of $0.9 million and repayment shareholder loan of $0.3 million.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

May 14, 2019	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

