Form 10-Q
period 2019-06-30
CHINA HGS REAL ESTATE INC.
filed 2019-08-14
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

+(86) 091 - 62622612

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value	HGSH	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash	$538,666	$3,267,020
Restricted cash	4,041,211	3,508,557
Contract receivables	10,570,966	12,582,965
Real estate property development completed	115,938,257	58,999,178
Real estate property under development	-	60,128,554
Other current assets	1,592,094	1,408,826

Total current assets	132,681,194	139,895,100

Property, plant and equipment, net	658,953	718,366
Real estate property development completed, net of current portion	1,218,182	1,217,650
Security deposits	8,300,408	8,296,782
Real estate property under development, net of current portion	217,674,575	215,431,915
Due from local government for real estate property development completed	2,838,105	2,836,865

Total Assets	$363,371,417	$368,396,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$80,517,116	$55,610,803
Accounts payables	31,968,713	20,507,128
Other payables	5,477,664	4,894,774
Construction deposits	1,888,942	1,879,570
Contract liabilities	1,864,978	5,844,189
Customer deposits	19,071,273	20,234,072
Shareholder loans	2,142,255	2,142,110
Accrued expenses	2,994,701	3,006,150
Taxes payable	13,908,342	15,492,902

Total current liabilities	159,833,984	129,611,698

Deferred tax liabilities	2,441,642	2,068,257
Tax payable - long term	4,962,946	4,960,779
Customer deposits, net of current portion	1,452,294	1,914,677
Construction loans, less current portion	30,678,227	66,885,378
Construction deposits, net of current portion	1,278,611	1,278,053

Total liabilities	200,647,704	206,718,842

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding June 30, 2019 and September 30, 2018	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	9,925,794	9,925,794
Retained earnings	31,781,976	30,803,052
Accumulated other comprehensive deficit	(8,936,912)	(9,003,865)
Total stockholders' equity	162,723,713	161,677,836

Total Liabilities and Stockholders' Equity	$363,371,417	$368,396,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Real estate sales	$8,156,204	$14,551,834	$25,260,556	$50,905,772
Less: Sales tax	(283,809)	(63,611)	(788,766)	(153,891)
Cost of real estate sales	(7,091,672)	(9,183,145)	(20,571,449)	(39,302,376)
Gross profit	780,723	5,305,078	3,900,341	11,449,505
Operating expenses
Selling and distribution expenses	85,863	153,563	360,763	655,898
General and administrative expenses	467,159	523,055	1,721,778	1,535,262
Total operating expenses	553,022	676,618	2,082,541	2,191,160
Operating income	227,701	4,628,460	1,817,800	9,258,345
Interest expense, net	(11,307)	(130,166)	(152,149)	(384,851)
Other expense	(9,982)	(4,943)	(312,145)	(4,943)
Income before income taxes	206,412	4,493,351	1,353,506	8,868,551
Provision for income taxes	53,243	1,113,422	374,582	2,244,180
Net income	153,169	3,379,929	978,924	6,624,371
Other Comprehensive income (loss)
Foreign currency translation adjustment	(3,837,762)	(9,348,988)	66,953	724,475
Comprehensive income (loss)	$(3,684,593)	$(5,969,059)	$1,045,877	$7,348,846
Basic and diluted income per common share
Basic and diluted	$0.00	$0.08	$0.02	$0.15
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2017	45,050,000	$45,050	$129,853,172	$9,142,899	$26,343,030	$(3,494,785)	$161,889,366
Stock-based Compensation	-	-	44,700	-	-	-	44,700
Net income for the period	-	-	-	-	6,624,371	-	6,624,371
Foreign currency translation adjustments	-	-	-	-	-	724,475	724,475
Balance at June 30, 2018	45,050,000	$45,050	$129,897,872	$9,142,899	$32,967,401	$(2,770,310)	$169,282,912

Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Net income for the period	-	-			978,924		978,924
Foreign currency translation adjustments	-	-				66,953	66,953
Balance at June 30, 2019	45,050,000	$45,050	$129,907,805	$9,925,794	$31,781,976	$(8,936,912)	$162,723,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$978,924	$6,624,371
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	374,582	1,334,056
Depreciation	60,065	437,241
Stock based compensation	-	44,700
Changes in assets and liabilities:
Advances to vendors	-	(211,246)
Contract receivables	2,028,876	(797,870)
Real estate property development completed	(57,234,276)	18,698,758
Real estate property under development	58,333,457	(12,598,796)
Other current assets	(183,682)	70,984
Accounts payables	11,517,215	(6,568,036)
Other payables	584,025	852,178
Contract liabilities	(4,004,221)	1,261,805
Customer deposits	(1,644,082)	(2,693,740)
Construction deposits	8,599	(32,928)
Accrued expenses	(12,911)	(182,051)
Taxes payable	(1,599,226)	(1,465,169)
Net cash provided by operating activities	9,207,345	4,774,257

Cash flow from investing activities
Purchases of fixed assets	-	(371,640)
Net cash used in investing activities	-	(371,640)

Cash flow from financing activities
Net proceeds (repayments) of shareholder loans	-	(156,679)
Net proceeds (repayments) of bank loans	(11,418,405)	(2,796,115)
Net cash used in financing activities	(11,418,405)	(2,952,794)

Effect of changes of foreign exchange rate on cash and restricted cash	15,360	(11,621)
Net increase (decrease) in cash and restricted cash	(2,195,700)	1,438,202
Cash and restricted cash , beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$4,579,877	$6,154,806
Supplemental disclosures of cash flow information:
Interest paid	$5,439,715	$4,821,443
Income taxes paid	$287,416	$979,093

Reconciliation to amounts on unaudited condensed consolidated balance sheets:
Cash	$538,666	$2,723,332
Restricted	$4,041,211	$3,431,474
Total cash and restricted cash	$4,579,877	$6,154,806

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results For the three and nine months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on January 10, 2019.

Liquidity

As of June 30, 2019, the Company had an approximately $27.2 million negative working capital and total cash and restricted cash balance decreased to approximately $4.8 million as of June 30, 2019 as compared to approximately $6.8 million as of September 30, 2018. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction, meantime, we are able to obtain additional funding support from local banks and financial institutions. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the both nine months ended June 30, 2019 and 2018, the Company had positive cash flow from operating. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. The Company believes it has sufficient working capital for the next twelve months. In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended June 30,
	2019	2018
Revenue recognized for completed condominium real estate projects	$149,448	$6,003,371
Revenue recognized for condominium real estate projects under development	8,006,756	8,548,463
Total	$8,156,204	$14,551,834

	For the nine months ended June 30,
	2019	2018
Revenue recognized for completed condominium real estate projects	$1,126,013	24,965,928
Revenue recognized for condominium real estate projects under development	24,134,543	25,939,844
Total	$25,260,556	50,905,772

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

The following table presents the Company’s contract balances As of June 30, 2019 and September 30, 2018.

	As of June 30,	As of September 30,
	2019	2018
Contract assets
Cost and earnings in excess of billings	$10,570,966	$12,582,965

Contract liabilities
Billings in excess of cost and earnings	$1,864,978	$5,844,189

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

	For nine months ended June 30,		September 30,
	2019	2018	2018
Period end RMB : USD exchange rate	6.8650	6.6171	6.8680
Period average RMB : USD exchange rate	6.8265	6.4463	6.5368

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation. As of August 8, 2019, the foreign exchange rate between U.S. dollars to RMB was 7.0039.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2019 and 2018, the Company did not recognize any impairment for real estate property under development or completed.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2019, the total interest capitalized in the real estate property development was $1,857,424 and $5,403,867, respectively. For the three and nine months ended June 30, 2018, the total interest capitalized in the real estate property development was $1,701,643 and $4,501,913, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and nine months ended June 30, 2019 and 2018.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three and nine months ended June 30, 2019 and 2018, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2019 and September 30, 2018.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2019 and 2018. As of June 30, 2019, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are subject to examination by the Chinese taxing authorities.

As of June 30, 2019, the tax years ended September 30, 2010 through September 30, 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2018 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements As of June 30, 2019 and September 30, 2018, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.2 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and nine months ended June 30, 2019 and 2018 were net income and foreign currency translation adjustments.

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

Excepts as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive income (loss), stockholders’ equity and cash flow.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2019 and September 30, 2018:

	Balance as of
	June 30, 2019	September 30, 2018
Development completed:
Hanzhong City Mingzhu Garden Phase I	$655,555	$655,268
Hanzhong City Mingzhu Garden Phase II	30,317,279	31,096,125
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,205,222	1,204,695
Hanzhong City Oriental Pearl Garden	21,332,166	21,397,560
Yang County Yangzhou Pearl Garden Phase I	1,674,083	1,673,351
Yang County Yangzhou Pearl Garden Phase II	4,152,530	4,189,829
Yang County Yangzhou Palace (a)	57,819,604	-
Real estate property development completed	117,156,439	60,216,828
Less: Real estate property completed – short-term	115,938,257	58,999,178
Real estate property completed – long-term	$1,218,182	$1,217,650
Under development:
Yang County Yangzhou Palace (a)	$-	$60,128,554
Hanzhong City Shijin Project	7,055,751	7,052,669
Hanzhong City Liangzhou Road and related projects (b)	149,704,134	135,011,975
Hanzhong City Hanfeng Beiyuan East (c)	735,275	734,953
Hanzhong City Beidajie	55,338,732	67,793,750
Yang County East 2nd Ring Road (d)	4,840,683	4,838,568
Real estate property under development	217,674,575	275,560,469
Less: Short-term portion	-	60,128,554
Real estate property under development – long-term	$217,674,575	$215,431,915

(a)	The Company recognized $6,987,371 and $19,561,666 of development cost in cost of real estate sales under the percentage of completion method for the three and nine months ended June 30, 2019 (2018- $4,735,391 and $20,603,618), respectively. The construction of project was fully completed on June 30, 2019, as a result, the carrying value of the project was reclassified from real estate property under development to real estate property completed.

(b)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2019, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government later in fiscal 2019.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30, 2019, the actual costs incurred by the Company were $149,704,134 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2019, the local government was still in the process of assessing the budget for these projects.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30, 2019 and 2017 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed As of June 30, 2019 and in process of government review and approval.

As of June 30, 2019 and September 30, 2018, land use rights included in real estate property under development totaled $7,052,076 and $14,749,085, respectively.

NOTE 4. CONSTRUCTION LOANS

	June 30, 2019	September 30, 2018
Loan A (i)	$93,900,489	$96,472,714
Loan B (ii)	-	8,736,168
Loan C (iii)	17,294,854	17,287,299
	111,195,343	122,496,181
Less: current maturities of construction loans	80,517,116	55,610,803
Construction loans – long-term portion	$30,678,227	$66,885,378

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $112,891,479 (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project with maturity date on October 20, 2021. As of June 30, 2019, the Company borrowed $93,900,489 under this credit line (September 30, 2018- $96,472,714) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $57,819,604 as of June 30, 2019 (September 30, 2018- $60,128,554). In addition, the Company was required to provide a security deposit for the loan received. As of June 30, 2019, the security deposits paid were $5,387,079 (September 30, 2018 - $5,384,726) for loans received. For the three and nine months ended June 30, 2019, interest paid was $1,692,826 and $4,986,267 (2018- $1,557,004 and $4,069,968), respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
June 30, 2020	80,517,116	552,750,000
June 30, 2021	12,744,355	87,490,000
June 30, 2022	639,018	4,386,860
Total	93,900,489	644,626,860

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to $11,653,314 (RMB 80,000,000) on development of Oriental Garden related projects. The loan carries interest at 3.575% per year and is due in January 2019. The Company fully repaid the loan upon maturity. The Company’s major shareholder Mr. Xiaojun Zhu pledged his personal assets as collateral for the loan. The Company has received all the proceeds from Housing Fund. The progress repayment was required based on certain sales milestones or a fixed repayment schedule starting in July 2018. The Housing Fund has rights to monitor the project’s future cash flow. For the three and nine months ended June 30, 2019, total interest was $Nil and $61,534 (2018 - $114,620 and $336,446), respectively, which was included in the interest expense, because the related Oriental Garden project was completed in fiscal year 2016. The loan has been fully repaid on January 16, 2019.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(iii)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to $17,334,304 (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of June 30, 2019, the balance of loan was $17,294,854. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of $3,466,861 from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $149,704,134 as collateral for the loan. Total interest of $53,516 and $158,632 for the three and nine months ended June 30, 2019, (2018 - $57,230 and $167,988) respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of $25,491,624 (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of $5,098,325 from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for three and nine months ended June 30, 2019 was $78,699 and $233,282 (2018-$84,161 and $247,041), respectively, which was included in the construction capitalized costs.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2019	September 30, 2018
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,834,441	$8,246,058
Oriental Pearl Garden	4,709,862	4,648,784
Liangzhou road and related projects	1,452,294	1,914,677
Yang County Pearl Garden	986,391	997,312
Yang County Palace	5,540,579	6,341,918

Total	20,523,567	22,148,749
Less: Customer deposits - short-term	19,071,273	20,234,072
Customer deposits - long-term	$1,452,294	$1,914,677

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of June 30, 2019 and September 30, 2018, approximately $4.0 million and $3.5 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SHAREHOLDER’S LOANS

	As of
	June 30, 2019	September 30, 2018
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	332,255	332,110
Total	$2,142,255	$2,142,110

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020 and the loan is due on demand. The Company recorded interest of $18,100 and $54,300 for the three and nine months ended June 30, 2019 and 2018, respectively. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of June 30, 2019 and September 30, 2018, respectively.

b.

On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity on September 25, 2019, with at an interest rate of 4.35% per year. For the three and nine months ended June 30, 2019, the interest was $5,148 and $25,686 (2018- $3,248 and $16,916), respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30, 2019, the Company had business sales tax payable of $8,441,691 (September 30, 2018 - $9,871,794), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference As of June 30, 2019 and September 30, 2018, the Company’s income tax payable balances were $8,047,787 and $8,331,026, respectively. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	0.8%	(0.2)%	2.7%	0.3%

Effective tax rate	25.8%	24.8%	27.7%	25.3%

Income tax expense for the three and nine months ended June 30, 2019 and 2018 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Current tax provision	$-	$160,154	$-	$910,124
Deferred tax provision	53,243	953,268	374,582	1,334,056
Income tax provision	$53,243	$1,113,422	$374,582	$2,244,180

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The components of deferred taxes As of June 30, 2019 and September 30, 2018 consist of the following:

	June 30, 2019	September 30, 2018
Deferred tax liability:
Revenue recognized based on percentage of completion	$2,441,642	$2,068,257

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

As of June 30, 2019 and September 30, 2018, the Company recognized a one-time transition toll tax liability of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the one-time transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.2 million tax provision due to delinquent U.S. tax return fillings.

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

As at June 30, 2019, the outstanding LAT payable balance was $64,892 with respect to completed real estate properties sold up to June 30, 2019. As at September 30, 2018 the Company has an outstanding LAT payable balance of $141,765 with respect to completed real estate properties sold up to September 30, 2018.

CHINA HGS REAL ESTATE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	June 30, 2019	September 30, 2018
CIT	$8,047,787	$8,331,026
Business tax	8,523,008	9,871,794
Other taxes and fees	2,300,493	2,250,861
Total taxes payable	18,871,288	20,453,681
Less: current portion	13,908,342	15,492,902
Tax payable – long term	$4,962,946	$4,960,779

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of June 30, 2019 and September 30, 2018, the amount of security deposits provided for these guarantees was approximately $4.0 million and $3.5 million respectively.

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until December 18, 2019, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and nine months ended June 30, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first nine months ended June 30, 2019, our sales, gross profit and net income were approximately $25.3 million, $3.9 million and $1.0 million, respectively, representing an approximate 50.4%, 65.9% and 85.2% decrease in sales, gross profit and net income as compared to nine months ended June 30, 2018, respectively. The decrease in sales, gross profit and net income was mainly resulted from less gross floor area (“GFA”) sold during the first nine months ended June 30, 2019.

For the first nine months ended June 30, 2019, we recognized revenue under the percentage of completion method for Yangzhou Palace real estate Project. Total revenue recognized under the percentage of completion method for the nine months ended June 30, 2019 was approximately $24.1 million (2018 - $25.9 million), representing 95.5% (2018 – 51.0%) of total revenue for the period, with related costs of these real estate sales was approximately $19.6 million (2018 - $20.6 million), representing 95.1% (2018–52.4%) of the real estate costs in the period. The gross profit before sales tax from the percentage of completion method was approximately $4.6 million (2018 - $5.3 million), representing 97.5% (2018 – 46.0%) of the total gross profit for the period.

For the nine months ended June 30, 2019, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $507 per square meter, an increase of 11% from the ASP of $457 per square meter for the nine months ended June 30, 2018, because the construction of Yangzhou Palace project was completed in June 30, 2019, its average selling price slightly increased for the three months ended June 30, 2019. . The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $372 per square meter, a 33% decrease from the ASP of $553 per square meter for the nine months ended June 30, 2018, because Nanyuan, Beiyuan and Oriental Garden have all been completed in prior years, and only limited models are available for customer selection, as a result, we lowered price to promote the sales of remaining real estate units in the Hanzhong real estate projects.

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

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2019, the main Liangzhou road construction is substantially completed and is expected to be approved by the local government later in fiscal 2019. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government.

As of June 30, 2019, the actual costs incurred by the Company was approximately $149.7 million (September 30, 2018 - $135.0 million) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

Other projects

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 285,244 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed in June 2019. The Company has obtained pre-sale license in September 2016 and started to sell the residential units in Yangzhou Palace in 2017.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $24.5 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (December 31,2018 and September 30, 2018 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30, 2019 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2019, the local government was still in the process of assessing the budget for these projects.

Summary of real estate projects completion status

	Actual (estimated) Completion time of	Estimated time to sell
Development completed	construction	the entire property
Hanzhong City Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	Majority was completed during the third quarter of fiscal 2012	2019
Hanzhong City Nan Dajie (Mingzhu Xinju)	Phase one completed in 2010 and Phase two completed in 2011	2019
Hanzhong City Mingzhu Garden Phase II	Completed by Fiscal 2015	2019
Hanzhong City Oriental Pearl Garden	Completed by Fiscal 2016	2019
Yang County Yangzhou Pearl Garden Phase II	Completed by Fiscal 2015	2019
Yang County Yangzhou Pearl Garden	Majority completed in 2011 and 2012	2019
Yang County Yangzhou Palace	Completed in June, 2019	2020

Under development:	Estimated Completion time of construction
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To deliver the road project to government in 2019
Hanzhong City Liangzhou Road and related projects	The road construction was substantially completed as of June 30, 2019, the other related projects will be completed in later years
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2019

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues

The following is a breakdown of revenue:

	For Three Months Ended June 30,
	2019	2018
Revenue recognized for completed condominium real estate projects	$149,448	$6,003,371
Revenue recognized for condominium real estate projects under development	8,006,756	8,548,463
Total	$8,156,204	$14,551,834

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2019		2018		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$176,700	118.2%	$4,060,448	67.6%	$(3,883,748)	(95.6)%
Oriental Pearl Garden	-	-%	1,913,345	31.9%	(1,913,345)	(100.0)%
Yangzhou Pearl Garden Phase I and II	(27,252)	(18.2)%	29,578	0.5%	(56,830)	(192.1)%

Total Real Estate Sales before Sales Tax	149,448	100%	6,003,371	100%	(5,853,923)	(97.5)%
Sales Tax	(4,429)		(63,611)		(59,182)	(93.0)%
Revenue net of sales tax	$145,019		$5,939,760		$(5,794,741)	(97.6)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax decreased by 97.5% to approximately $0.1 million for the three months ended June 30, 2019 from approximately $6.0 million. The total GFA sold during three months ended June 30, 2019 was merely 192 square meters, representing a significant decrease from the 10,913 square meters completed and sold during the same period of last year. In addition, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years as well as Yangzhou Palace projects has been completed during this quarter, therefore only limited models are available for customer selection, which resulted in lower sales for current period. The sales tax for the three months ended June 30, 2019 decreased by 93% from 2018, consistent with the drop in sales.

Revenue recognized for condominium real estate projects under development

		For the three months ended June 30, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	100%	$75,786,799	$8,006,756	$75,361,775

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. Total qualified contract sales as of June 30, 2019 were $75.8 million. Total GFA sold under qualified contract sales as of June 30, 2019 was 149,596 square meters. The average unit price under contract sales was $507 per square meters (September 30, 2018 - $506). As of June 30, 2019, the construction of project was fully completed.

		For the three months ended June 30, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	89%	$46,967,336	$8,548,463	$41,800,929

As of June 30, 2018, total GFA sold under qualified contract sales was 92,850 square meters. The average unit price under contract sales was $506 per square meters.

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building, estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance As of June 30, 2019 and 2018 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2019		2018		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$638,250	9.0%	$769,484	8.4%	$(131,234)	(17.1)%
Construction cost	6,453,422	91.0%	8,413,661	91.6%	(1,960,239)	(23.3)%
Total cost	$7,091,672	100%	$9,183,145	100%	$(2,091,473)	(22.8)%

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

Cost of sales was approximately $7.1 million for the three months ended June 30, 2019 compared to $9.2 million for the same period of last year. The $2.1 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended June 30, 2019 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2019 were approximately $0.6 million, as compared to approximately $0.8 million for the same period of last year, representing a decrease of approximately $0.1 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2019 were approximately $6.5 million as compared to approximately $8.4 million for the same period of last year, representing a decrease of approximately $2.0 million. The decrease in construction cost was due to decrease in units sold during the quarter ended June 30, 2019.

Gross Profit

Gross profit was approximately $0.8 million for the three months ended June 30, 2019 as compared to approximately $5.3 million for the three months ended June 30, 2018, representing a decrease of $4.5 million, which was mainly attributable to less GFA sold during the third quarter of fiscal 2019. The gross margin decreased from 36.5% during the quarter ended June 30, 2018 to 9.6% for the quarter ended June 30, 2019. During the quarter ended June 30, 2018, the higher margin in Yangzhou Palace project was resulted from a sales of several commercial unit with high gross margin, but most sales during quarter ended June 30, 2019 was related to residential units and the Company lowed selling price in Yangzhou Palace project upon its completion of construction in June 2019 to promote its sales.

	For Three Months Ended June 30,
	2019		2018
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$49,445	28.0%	$1,111,225	27.4%
Oriental Garden	-	-	441,560	23.1%
Yangzhou Pearl Garden Phase I and II	(4,298)	15.8	2,832	9.6%
Yangzhou Palace	1,019,385	12.7%	3,813,072	44.6%
Sales Tax	(283,810)		(63,611)
Total Gross Profit	$780,723	9.6%	$5,305,078	36.5%
Total Real Estate Sales before Sales Tax	$8,156,204		$14,551,834

Operating Expenses

Total operating expenses decreased by 18.3% to $0.6 million for the three months ended June 30, 2019 from $0.7 million for the three months ended June 30, 2018 as a result of a decrease of $67,700 in selling expense due to less sales during this quarter and a decrease of $55,896 in general and administrative expense primarily attributed to less office expense incurred. Our total operating expenses accounted for 6.8% and 4.6% of our real estate sales before sales taxes for the three months ended June 30, 2019 and 2018, respectively.

	For Three Months Ended June 30,
	2019	2018
Selling expenses	$85,863	$153,563
General and administrative expenses	467,159	523,055
Total operating expenses	$553,022	$676,618
Percentage of Real Estate Sales before Sales Tax	6.8%	4.6%

Income Taxes

For the three months ended June 30, 2019 and 2018, the Company’s income taxes were approximately $0.05 million and $1.1 million, respectively. The decreased income tax provision was due to less income for the three months ended June 30, 2019.

Net Income

We reported net income of approximately $0.2 million for the three months ended June 30, 2019, as compared to net income of approximately $3.4 for the three months ended June 30, 2018. The decrease of approximately $3.2 million in our net income was primarily due to lower amount of revenue and lower margin for the three months ended June 30, 2019 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to negative of $3.8 and $9.3 million for the three months ended June 30, 20198 and 2018, respectively, due to the fluctuation of RMB during the period.  The balance sheet amounts with the exception of equity at June 30, 2019 were translated at 6.8650 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2019 and 2018 were 6.8265 RMB and 6.4463 RMB, respectively. RMB has depreciated 6% against the U.S. dollar from June 30, 2018 to June 30, 2019.

Nine months Ended June 30, 2019 compared to Nine months Ended June 30, 2018

Revenues

The following is a breakdown of revenue:

	For Nine months Ended June 30,
	2019	2018
Revenue recognized under full accrual method	$1,126,013	$24,965,928
Revenue recognized under percentage of completion method	24,134,543	25,939,844
Total	$25,260,556	$50,905,772

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Nine months Ended June 30,
	2019		2018		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$956,496	84.9%	$15,605,296	62.5%	$(14,648,800)	(93.9)%
Yangzhou Pearl Garden Phase I and Phase II	46,803	4.2%	48,090	0.2%	(1,287)	155.2%
Oriental Garden	122,714	10.9%	9,312,542	37.3%	(9,189,828)	(98.7)%

Total Real Estate Sales before Sales Tax	1,126,013	100%	24,965,928	100%	(23,839,915)	(95.5)%
Sales Tax	(121,923)		(153,891)		(31,968)	(20.8)%
Revenue net of sales tax	$1,004,090		$24,812,037		$(23,807,947)	(96.0)%

Our revenues are derived from the sale of residential buildings, commercial front-stores and parking space in projects that we have developed. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, the related revenues have been included in revenue recognized from completed projects, which resulted in lower revenue reported for the nine months ended June 30, 2019 as compared to the same comparative period of 2018. Our sales of completed real estate projects decreased by approximately 95.5% from the sales of $25.0 million in the same period of last year to approximately $1.1 million for the nine months ended June 30, 2019 due to total GFA sold during the nine months ended June 30, 2019 was merely 3,093 square meters, decreased by 92% from GFA of 45,255 square meters sold in the same period of last year. Our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years as well as Yangzhou Palace project was completed in June 2019, therefore only limited models are available for customer selection, which resulted in lower sales for current period. The sales tax for the nine months ended June 30, 2019 decreased 20.8% from the same period of last year due to reduction of sales.

Revenue recognized for condominium real estate projects under development

		For the nine months ended June 30, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	100%	$75,786,799	$24,134,543	$75,361,775

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. Total qualified contract sales as of June 30, 2019 were $75.8 million. Total GFA sold under qualified contract sales as of June 30, 2019 was 149,596 square meters. The average unit price under contract sales was $507 per square meters (September 30, 2018 - $506). As of June 30, 2019, the construction of project was fully completed.

		For the nine months ended June 30, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue Recognized under Percentage of Completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	89%	$46,967,336	$25,939,844	$41,800,929

As of June 30, 2018, total GFA sold under qualified contract sales was 92,850 square meters. The average unit price under contract sales was $506 per square meters.

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2019 and 2018 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine months Ended June 30,
	2019		2018		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$2,036,573	9.9%	$3,412,799	8.7%	$(1,376,226)	(67.6)%
Construction cost	18,534,876	90.1%	35,889,577	91.3%	(17,354,701)	(93.6)%
Total cost	$20,571,449	100%	$39,302,376	100%	$(18,730,927)	(91.1)%

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

Cost of sales was approximately $20.6 million for the nine months ended June 30, 2019 compared to $39.3 million for the nine months ended June 30, 2018. The $18.7 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold from completed projects during the nine months ended June 30, 2019.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2019 were approximately $2.0 million, as compared to $3.4 million for the nine months ended June 30, 2018, representing a decrease of 67.6%. The increase was consistent with the fact that less GFA sold in during nine months ended June 30, 2019 comparing to the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2019 were approximately $18.5 million as compared to approximately $35.9 million for the nine months ended June 30, 2018, representing a decrease of 93.6%. The decrease in construction cost was due to decrease in units sold during nine months ended June 30, 2019.

Gross Profit

Gross profit was approximately $3.9 million for the nine months ended June 30, 2019 as compared to approximately $11.4 million for the nine months ended June 30, 2018, representing a decrease of $7.5 million, which was mainly attributable to less GFA sold in the completed condominium real estate projects and less GFA sold in Yangzhou Palace project. The overall gross profit as a percentage of real estate sales before sales tax decreased to 15.4 % during the nine months ended June 30, 2019 from 22.5% for the same period last year. Majority of the Company’s revenue for the nine months ended June 30, 2019 were from sales of residential units in Yangzhou Palace project with gross margin of 18.9%. However, during the same period of last year, the Company sold several commercial units in both Minzhu Garden projects and Yangzhou Palace project with higher gross margin, which resulted in average gross margin of 22.5% in the same period of last year.

The following table sets forth the gross margin of each of our projects:

	For Nine months Ended June 30,
	2019		2018
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$159,592	16.7%	$5,415,098	34.7%
Oriental Garden	(50,816)	(41.4)%	845,970	9.1%
Yangzhou Pearl Garden	7,454	15.9%	6,102	12.7%
Yangzhou Palace	4,572,877	18.9%	5,336,226	20.6%
Sales Tax	(788,766)		(153,891)
Total Gross Profit	3,900,341	15.4%	11,449,505	22.5%
Total Real Estate Sales before Sales Tax	$25,260,556		$50,905,772

Operating Expenses

Total operating expenses were approximately $2.1 and $2.2 million for the nine months ended June 30, 2019 and 2018, respectively.

The decrease in selling expenses of $0.3 million for nine months ended June 30, 2019 was primarily attributed to decrease of commission paid to salesforce and marketing activities. The decrease in selling expense was offset by an increase of $0.2 million in general administration expense for the nine months ended June 30, 2019, due to more office expenses and professional fee expenses incurred.

	For Nine months Ended June 30,
	2019	2018
Selling expenses	$360,763	$655,898
General and administrative expenses	1,721,778	1,535,262
Total operating expenses	$2,082,541	$2,191,160
Percentage of Real Estate Sales before Sales Tax	8.2%	4.3%

Income Taxes

For the nine months ended June 30, 2019 and 2018, the Company’s income taxes were approximately $0.4 million and $2.2 million, respectively. The decreased income tax provision was due to less income for the nine months ended June 30, 2019.

Net Income

We reported net income of approximately $1.0 million for the nine months ended June 30, 2019, as compared to net income of approximately $6.6 million for the nine months ended June 30, 2018. The decrease of $5.6 million in our net income was primarily due to lower amount of revenue and lower margin for the nine months ended June 30, 2019 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $0.07 and $0.7 million for the nine months ended June 30, 2019 and 2018, respectively, due to the fluctuation of RMB during the period.  The balance sheet amounts with the exception of equity at June 30, 2019 were translated at 6.8650 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2019 and 2018 were 6.8265 RMB and 6.4463 RMB, respectively. RMB has depreciated 6% against the U.S. dollar from June 30, 2018 to June 30, 2019.

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

As of June 30, 2019, the Company had an approximately $27.2 million negative working capital, a decrease of $37.4 million as compared to $10.3 million positive working capital as of September 30, 2018, which was mainly resulted from the $24.9 million increase in the current portion of long term loan and $11.5 million increase in accounts payable due to continuous investments in our long term real estate project- Liangzhou road and affiliated projects. Our total cash and restricted cash balance decreased to approximately $4.8 million as of June 30, 2019 as compared to approximately $6.8 million as of September 30, 2018. The decrease of $2.2 million in cash was resulted of a repayment of $11.4 million loan during the nine months ended June 30, 2019, offset by cash flow from operating of $9.2 million during the period.

With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction, meantime, we are able to obtain additional funding support from local banks and financial institutions. Also, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. In addition, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the both nine months ended June 30, 2019 and 2018, the Company had positive cash flow from operating. The Company believes it has sufficient working capital for the next twelve months.

In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2019	2018
Net cash provided by operating activities	$9,207,345	$4,774,257
Net cash used in investing activities	-	(371,640)
Net cash used in financing activities	(11,418,405)	(2,952,794)
Effect of change of foreign exchange rate on cash and restricted cash	15,360	(11,621)
Net (decrease) increase in cash and restricted cash	(2,195,700)	1,438,202
Cash and restricted cash, beginning of period	6,775,577	4,716,604
Cash and restricted cash, end of period	$4,579,877	$6,154,806

Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2019 was approximately $9.2 million, consisting of net income of approximately $1.0 million, noncash adjustments of $0.4 million and net changes in our operating assets and liabilities, which mainly included an increase of accounts payable of $11.5 million due to increasing spending on Liangzhou road and affiliated project and Yangzhou Palace project, a decrease in real estate property under development by approximately $58.3 million due to the completion of Yangzhou Palace project which was reclassified to real estate property completed and a decrease of approximately $2.0 million in contract receivable due to collection, offset with an increase in real estate property completed of $57.2 million due to the completion of Yangzhou Palace project and a decrease in contract liabilities of approximately $4.0 million.

Net cash provided by operating activities during the nine months ended June 30, 2018 was $4.8 million, consisting of net income of approximately $6.6 million, noncash adjustments of $1.8 million and net changes in our operating assets and liabilities, which mainly included a reduction of $18.7 million in real estate property completed due to our increased sales during the first nine months of fiscal 2018 and increase of contract liability of $1.3 million, offset by the increase in spending on real estate property under development of $12.6 million, paying off the accounts payable of $6.6 million and reduce in the customer deposits of $2.7 million due to more sales realized during the first nine months of fiscal 2018.

Investing activities

Net cash used in investing activities for purchase of fixed assets during nine months ended June 30, 2019 and 2018 was $Nil and $0.4 million, respectively.

Financing Activities

Net cash flows used in financing activities was approximately $11.4 million for nine months ended June 30, 2019, which mainly included a repayment of other bank loans of approximately $11.4 million during the nine months ended June 30, 2019.

Net cash flows used in financing activities amounted to approximately $3.0 million for the nine months ended June 30, 2018, which mainly included repayment of bank loan of $2.8 million and repayment of shareholder loan of $0.2 million.

Off-Balance Sheet Arrangements

As the date of the Report, we have following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Contingent Liabilities

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient. As of June 30, 2019 and September 30, 2018, the amount of security deposits provided for these guarantees was approximately $4.0 million and $3.5 million respectively.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three and nine months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 14, 2019	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer