Form 10-K
period 2019-09-30
CHINA HGS REAL ESTATE INC.
filed 2020-01-14
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

(86)091-62622612

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001	HGSH	Nasdaq Capital Market

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

Large accelerated filer ☐	☐	Accelerated filer	☐

Non-accelerated filer ☒	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 30, 2019, the last business day of the Company's second fiscal quarter, as reported by the Nasdaq Capital Market on that date, was $13,705,700. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of January 14, 2020, the number of shares outstanding of the registrant’s common stock was 45,050,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2019

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

Our Company engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties.

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

Our corporate structure is set forth below:

Business Overview

We conduct all of our business in China. All of our business is conducted in mainland China. Guangsha was founded by Mr. Xiaojun Zhu, our Chairman and Chief Executive Officer and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province.

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

In fiscal 2020, our Liangzhou Road related projects, which consist of residential buildings, office buildings and commercial plaza, will start construction after the approval by the local government of the road and become a new city center of Hanzhong city.

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

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million in 2018 calendar year.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes less than 2 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport handled 500,000 passengers and 4,300 tons of cargo by October 2019. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong was completed in 2017. It takes 1.5 hours from Hanzhong to Xi’an and 2.5 hours from Hanzhong to Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2018 annual report, Hanzhong’s GDP reached RMB 147.2 billion (approximately $20.6 billion) by 2018 calendar year, representing a 10.4% increase from 2017 calendar year. Residents’ annual disposable income for 2018 calendar year was RMB30,380 (equivalent to $4,250), representing a 9.2% increase as compared to 2017 calendar year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2018 annual report, the number of Hanzhong’s migration workers reached approximately 834,700 as of December 31, 2018 (2017 – 822,800). Total income from migration workers was about RMB 22.3 billion (equivalent to approximately $3.1 billion) in 2018 calendar year (2017 – RMB 21.6 billion or approximately $3.3 billion).

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2019 consisted of 80 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2019, the Company had security deposits for these guarantees amounted to approximately $3.9 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by fiscal 2012 with total GFA of 35,220 square meters. The unsold property remained in 4 residential buildings with total unsold GFA of 343 square meters as of September 30, 2019 (2018 – 623 square meters).

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of 2,256 square meters as of September 30, 2019 (2018 –2,256 square meters). The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2019, the unsold GFA was 102,727 square meters. (2018 – 117,056 square meters).

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed by fiscal 2010 and the other one completed by fiscal 2011 with remaining unsold GFA of 3,541 square meters as at September 30, 2019 (2018 – 3,541 square meters), which are primarily underground parking units.

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2019, the unsold GFA was 57,646 square meters (2018 - 61,989 square meters).

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2019, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 7,547 square meters (2018 – 7,982 square meters). Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters. The construction was completed in fiscal 2015. As of September 30, 2019, the unsold GFA of Yangzhou Pearl Garden Phase II was 14,429 square meters (2018 – 17,276 square meters).

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed by for the year ended September 30, 2019. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2019, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 143,999 square meters (2018 - 181,404 square meters).

The following table sets forth our real estate projects in the year ended September 30, 2019:

Project Name	Location	Type of Buildings	GFA sold during the year	Unsold GFA as of September 30, 2019
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential
		Sub-high-rise residential	435	7,547

Mingzhu Garden
(Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	280	343

Mingzhu Garden
(Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	105	2,151

Nan Dajie
(Mingzhu Xinju)	Hanzhong City	High-rise residential	-	3,541

Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	14,329	102,727

Oriental Pearl Garden	Hanzhong City	High-rise residential	4,343	57,646

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	2,847	14,429
Yangzhou Palace	Yang County	High-rise residential	37,405	143,999
Total			59,744	332,383

(1)         The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of approximately $16.7 million (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2019, a deposit of approximately $2.8 million (RMB 20,000,000) was paid by the Company (2018- $2.9 million). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

In August 2011, the Company entered into a land transfer agreement with Hanzhong Shijin Real Estate Development Limited (“Shijin”). Pursuant to the agreement, Shijin agreed to transfer certain land use rights to the Company for the total price of approximately $6.4 million (RMB 45,500,000). The Company has made the full payment and received the land use certificate in fiscal year 2013. As of then, the related security deposit balance has been reclassified as real estate under development – Shijin Project. The Company is still waiting for the government to issue the completion settlement report in order to start construction as of September 30, 2019. The Company does not expect to start the construction in the next 12 months.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2019, none suppliers accounted for more than 10% of the total project expenditures. There was one constructor accounted for 10.8% of the total project expenditures for the year ended September 30, 2018.

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include regional real estate developers Wanbang Real Estate Development Co. Ltd., (“Wanbang”), Jingtai Real Estate Development Co. Ltd.,(“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd.,(“Fenghui”) as well as other national real estate developers such as Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2019 we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2019 we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.2% in the first nine months of 2019 calendar year from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. In the first nine months of 2018, the overall risk remained in tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. For the years ended September 30, 2019 and 2018, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2019 and 2018, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $78 million and $70 million, respectively. As of September 30, 2019 and 2018, the amount of security deposits provided for these guarantees was approximately $3.9 million and $3.5 million respectively and the Company believes that such reserves are sufficient.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2019 The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance.

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

FISCAL 2019	High	Low
1st Quarter Ended December 31, 2018	$1.60	$0.82
2nd Quarter Ended March 31,2019	$1.39	$0.90
3rd Quarter Ended June 30, 2019	$1.18	$0.80
4th Quarter Ended September 30, 2019	$0.91	$0.66

FISCAL 2018	High	Low
1st Quarter Ended December 31, 2017	$1.88	$1.18
2nd Quarter Ended March 31,2018	$4.48	$1.20
3rd Quarter Ended June 30, 2018	$2.55	$1.22
4th Quarter Ended September 30, 2018	$1.87	$1.21

Holders

According to the records of our transfer agent, China HGS had 288 stockholders of record as of September 30, 2019.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2019. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16	30-Sep-17	30-Sep-18	30-Sep-19
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46	31.81	29.43	16.99
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27	274.25	339.71	337.72
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45	140.98	160.45	136.85

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2019, our sales, gross profit and net income were approximately $40.0 million, $9.3 million and $3.7 million, respectively, representing a decrease of approximately 39.0%, 23.8% and 29.4% from fiscal 2018, respectively. The decrease in revenue, gross profit and net income was mainly due to less GFA sold during fiscal 2019.

For fiscal 2019, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $720 per square meter, significantly increased from ASP of $478 per square meter in fiscal 2018. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $560 per square meter for fiscal 2019, decreased by 7.4% as compared to the ASP of $605 per square meter for fiscal 2018.

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

In 2020, the Company expects to start the construction of the real estate projects surrounding the Liangzhou Road area after the approval by the local government of the road. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in a long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2019, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, the Company expected to the government’s acceptance to be completed before the end of fiscal 2020. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2019, the actual costs incurred by the Company were $146,958,903 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement approved by the local government.

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

The Company plans to start these three real estate projects after the road construction passes local government’s inspection and approval. These related projects may take 2-3 years to fully complete.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2019 and 2018 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2019 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2019, the local government was still in the process of assessing the budget for these projects.

Under development:	Estimated Completion time of construction
Hanzhong City Shijin Project	Under planning stage
Hanzhong City Hanfeng Beiyuan East Road	To be delivered to the government in 2020
Hanzhong City Liangzhou Road related projects	The road construction was substantially completed in September 2018, the other related projects will be completed in later years.
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be completed in 2020

RESULTS OF OPERATIONS

Year ended September 30, 2019 as compared to year ended September 30, 2018

Revenues

The following is a breakdown of revenue for the years ended September 30, 2019 and 2018:

	For the years ended September 30,
	2019	2018
Revenue recognized for completed condominium real estate projects	$13,400,491	$28,833,383
Revenue recognized for condominium real estate projects under development	26,564,065	36,653,913
Total	$39,964,556	$65,487,296

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For the Years Ended September 30,
	2019		2018			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I and II	$2,726,864	20.3%	$365,617	2.7%	$2,361,247	645.8%
Oriental Pearl Garden	2,627,563	19.6%	12,495,388	59.1%	(9,867,825)	(79.0)%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	8,046,064	60.0%	15,972,378	38.0%	(7,926,314)	(49.6)%
Total Revenue	13,400,491	100%	28,833,383	100%	(15,432,892)	(53.5)%
Sales Tax	(133,803)		(513,178)		379,375	(73.9)%
Revenue net of sales tax	$13,266,688		$28,320,205		$(15,053,517)	(53.2)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to last year, revenues before sales tax decreased by 53.5% to approximately $13.4 million in fiscal 2019 from approximately $28.8 million in fiscal 2018. The total GFA sold during fiscal 2019 was 22,339 square meters, representing a significant decrease from the 48,108 square meters sold during last year. Currently, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years as well as Yangzhou Palace projects has been completed during the third quarter of fiscal 2019, therefore only limited models are available for customer selection, which resulted in lower sales for current year. The sales tax for fiscal 2019 decreased by 73.9% from fiscal 2018, consistent with the drop in sales.

Revenue recognized for condominium real estate projects under development

		For the year ended September 30, 2019
	Total GFA(3)	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized	Accumulated Revenue recognized under Percentage of completion
Real estate properties located in Yang County
Yangzhou Palace	297,450	100%	$77,979,739	$26,564,065	$77,979,739

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate property since second quarter of fiscal 2017. For Yangzhou Palace real estate property under development, total qualified contract sales as of September 30, 2019 were $77,979,739 (2018 - $58,534,656). Total GFA sold under qualified contract sales as of September 30, 2019 was 153,451 square meters (September 30, 2018 – 79,913). The average unit price under contract sales was $508 per square meters (September 30, 2018 - $504).

		For the year ended September 30, 2018
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	90%	$58,534,656	$36,653,913	$52,681,190

(1)	Percentage of Completion progress is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2019 and 2018 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2019		2018
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$2,692,563	8.9%	$4,339,910	8.9%	$(1,647,347)	(38.0)%
Construction costs	27,560,950	91.1%	44,302,482	91.1%	(16,741,532)	(37.8)%
Total	$30,253,513	100%	$48,642,392	100%	$(18,388,879)	(37.8)%

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

Cost of sales was approximately $30.3 million for the year ended September 30, 2019 compared to $48.6 million for the year ended September 30, 2018. The $18.4 million decrease in cost of sales was mainly attributable to the decrease in total GFA sold for Oriental Pearl Garden, Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II  and Yang County Yangzhou Palace project during fiscal 2019 which led to decreased revenue and cost of sales during fiscal 2019.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2019 were approximately $2.7 million, as compared to $4.3 million for the year ended September 30, 2018, representing a decrease of $1.6 million from last year. The decrease in costs of land use rights was due to less GFA sold during fiscal 2019.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2019 were approximately $27.6 million as compared to approximately $44.3 million for the year ended September 30, 2018, representing a decrease of $16.7 million. The decrease in construction cost was due to the decrease in units sold in fiscal 2019.

The total cost of sales as a percentage of real estate sales before sales tax for the year ended September 30, 2019 and 2018 was consistently around 75.7% and 74.3%, respectively.

Gross profits

Gross profit was approximately $9.3 million for the year ended September 30, 2019 as compared to approximately $15.6 million for the year ended September 30, 2018, representing a decrease of approximately $6.3 million, which was mainly attributable to less GFA sold in Oriental Pearl Garden, Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II and Yang County Yangzhou Palace project during fiscal 2019. We have only limited models available for customer selection in the Mingzhu Garden Phase I and II projects, Oriental Pearl Garden project and Yangzhou Pearl Garden project, therefore, the sales from these completed projects decreased from last year. For fiscal 2019, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $720 per square meter, significantly increased from the ASP of $478 per square meter for fiscal 2018, due to the fact that most of units sold in Yangzhou Pearl Garden Phase I and II project were commercial units . The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $560 per square meter for fiscal 2019, slightly decreased by 7.4% as compared to the ASP of $605 per square meter for fiscal 2018. The decreased average selling price reduced the gross margin.

The overall gross profit as a percentage of real estate sales before sales tax slightly decreased to 23.3% for the year ended September 30, 2019 from 23.8% for the year ended September 30, 2018, was mainly due to the fact that the average selling price for the Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II in Hanzhong was lower in fiscal 2019 to promote the sales.

	For the Year Ended September 30
	2019		2018
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %
Yangzhou Pearl Garden Phase I and II	$1,619,575	59%	$168,390	46%	$1,451,185	862%
Yangzhou Palace	5,210,427	20%	7,996,210	22%	(2,785,783)	(35)%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	2,105,274	26%	5,402,159	34%	(3,296,885)	(61)%
Oriental Garden	775,767	30%	3,278,145	26%	(2,502,378)	(76)%
Sales Tax	(389,406)		(1,248,230)		858,824	(69)%
Total Gross Profit	$9,321,637	23%	$15,596,674	24%	$(6,275,037)	(40)%
Total Revenue	$39,964,556		$65,487,296		$(25,522,740)	(39)%

Operating expenses

Total operating expenses decreased by 3.5% or approximately $0.1 million to approximately $3.2 million for the year ended September 30, 2019 from approximately $3.4 million for the year ended September 30, 2018, as a result of lower selling expense of approximately $0.3 million, but offset with an increase in general and administrative expense of $0.1 million. The Company incurred more marketing expense in fiscal 2018 to promote the sales in Yangzhou Palace project, which resulted higher selling expense in last year. The $0.1 million increase in general and administrative expense was due to additional office and consulting expenses incurred in fiscal 2019.

	For the years ended September 30,
	2019	2018
General and administrative expenses	$2,661,578	$2,530,269
Selling expenses	494,646	843,813
Total Operating expenses	$3,156,224	$3,374,082
Percentage of Revenue before sales tax	7.9%	6.4%

Interest expense, net

Net interest expense was approximately $0.1 million for the year ended September 30, 2019, comparing to $0.5 million in last year, due to less loan balance in fiscal 2019.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2019 and 2018.

For the year ended September 30, 2019, the current income tax provision was approximately $0.7 million, decreased from approximately $3.1 million in fiscal 2018 due to less income before tax. For the year ended September 30, 2019, the deferred tax provision was approximately $1.3 million, decreased from approximately $2.0 million in fiscal 2018 due to less revenue reported under real estate project under development. The overall income taxes provision in fiscal 2019 significantly reduced from fiscal 2018 as a result of less income before tax reported in fiscal 2019.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2019, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For years ended September 30, 2019 and 2018, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net income

We reported approximately $3.7 million in net income for the year ended September 30, 2019, representing a decrease of 29.4% or approximately $1.0 million as compared to approximately $5.2 million for the year ended September 30, 2018. The decrease in net income was mainly due to less GFA sold during fiscal 2019.

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

Translation adjustments amounted to approximately negative $6.7 million and $5.5 million for the years ended September 30, 2019 and 2018, respectively.  The balance sheet amounts with the exception of equity at September 30, 2019 were translated at 7.1477 RMB to 1.00 USD as compared to 6.8680 RMB to 1.00 USD at September 30, 2018. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2019 and 2018 were 6.8753 RMB to 1.00 USD and 6.5368 RMB to 1.00 USD, respectively.

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

As of September 30, 2019, the Company had an approximately $29.7 million negative working capital and total cash and restricted cash balance decreased to approximately $4.2 million as of September 30, 2019 as compared to approximately $6.8 million as of September 30, 2018. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction, meantime, we are able to obtain additional funding support from local banks and financial institutions. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the both years ended September 30, 2019 and 2018, the Company had positive cash flow from operating. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. The Company believes it has sufficient working capital for the next twelve months. In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $108.4 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of September 30, 2019, the Company borrowed approximately $90.2 million under this credit line. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $52.3 million as of September 30, 2019. The Company also was required to provide a security deposit for the loan received. As of September 30, 2019, the security deposits paid were approximately $5.2 million.

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $16.6 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2019, the Company received all the proceeds. The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of approximately $147.0 million as collateral for the loan.

Cash Flow

Year ended September 30, 2019 as compared to year ended September 30, 2018

Comparison of cash flows results for the fiscal year ended September 30, 2019 and fiscal year ended September 30, 2018 are summarized as follows:

	For the years ended September 30,
	2019	2018	Variance
Net cash provided by operating activities	$8,937,581	$3,382,233	$5,555,348
Net cash used in provided by financing activities	$(11,337,359)	$(1,064,020)	$(10,354,385)
Effect of changes of foreign exchange rate on cash	$(173,682)	$(259,240)	$166,604
Net increase (decrease) in cash	$(2,573,460)	$2,058,973	$(4,632,433)

Operating activities

Net cash provided by operating activities during fiscal 2019 was approximately $8.9 million, consisting of net income of approximately $3.7 million, noncash adjustments of approximately $1.4 million and net changes in our operating assets and liabilities, which mainly included an increase in real estate property completed of approximately $45.8 million and a decrease in real estate property under development of approximately $51.0 million due to the completion of Yangzhou Palace real estate project during the year and reclassification from real estate property under development to real estate property completed, an increase of accounts payable of $8.0 million due to continuous spending on the real estate under developments, an increase of $1.2 million in tax payable, offset by a reduction of customer deposits of $4.3 million and reduction of contract balance of $3.9 million due to recognition of revenue.

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

Financing activities

Net cash used in financing activities was approximately $11.3 million for fiscal 2019, mainly representing the repayment of loans during fiscal 2019.

Net cash used in financing activities was approximately $1.1 million for fiscal 2018, which included a net repayment of shareholder loan of approximately $0.2 million, proceeds from other loans of approximately $5.2 million and offset by repayment of other loans of approximately $6.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the years ended September 30, 2019 and 2018, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2019 and 2018, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $78 million and $70 million, respectively. As of September 30, 2019 and 2018, the amount of security deposits provided for these guarantees was approximately $3.9 million and $3.5 million respectively and the Company believes that such reserves are sufficient.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2019 and 2018, the Company did not recognize any impairment for real estate property under development or completed.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China HGS Real Estate Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income and comprehensive loss, stockholders’ equity and cash flows for each of the yeas in the two-year period ended September 30, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

New York, New York

January 14, 2020

40

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash	$263,139	$3,267,020
Restricted cash	3,938,978	3,508,557
Contract assets	12,668,925	12,582,965
Real estate property development completed	100,817,944	58,999,178
Real estate property under development	-	60,128,554
Other current assets	2,031,937	1,408,826

Total current assets	119,720,923	139,895,100

Property, plant and equipment, net	614,008	718,366
Real estate property development completed, net of current portion	1,115,086	1,217,650
Security deposits	7,972,117	8,296,782
Real estate property under development, net of current portion	215,745,225	215,431,915
Due from local government for real estate property development completed	2,725,854	2,836,865

Total Assets	$347,893,213	$368,396,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$77,332,569	$55,610,803
Accounts payables	27,368,510	20,507,128
Other payables	5,289,176	4,894,774
Construction deposits	1,814,232	1,879,570
Contract liabilities	1,907,828	5,844,189
Customer deposits	16,139,572	20,234,072
Shareholder loans	2,129,114	2,142,110
Accrued expenses	3,585,644	3,006,150
Taxes payable	13,882,875	15,492,902

Total current liabilities	149,449,520	129,611,698

Deferred tax liabilities	-	2,068,257
Tax payable - long term	8,006,943	4,960,779
Customer deposits, net of current portion	1,043,692	1,914,677
Construction loans, less current portion	29,464,867	66,885,378
Construction deposits, net of current portion	1,228,041	1,278,053

Total liabilities	189,193,063	206,718,842

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding September 30, 2019 and 2018	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	10,360,251	9,925,794
Retained earnings	34,070,767	30,803,052
Accumulated other comprehensive loss	(15,683,723)	(9,003,865)
Total stockholders' equity	158,700,150	161,677,836
Total Liabilities and Stockholders' Equity	$347,893,213	$368,396,678

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
Real estate sales	$39,964,556	$65,487,296
Less: Sales tax	389,406	1,248,230
Net real estate sales	39,575,150	64,239,066
Cost of real estate sales	30,253,511	48,642,392
Gross profit	9,321,639	15,596,674
Operating expenses
Selling and distribution expenses	494,646	843,813
General and administrative expenses	2,661,578	2,530,269
Total operating expenses	3,156,224	3,374,082
Operating income	6,165,415	12,222,592
Interest expense, net	(131,270)	(499,855)
Other income (expense), net	(309,930)	(1,407,109)
Income before income taxes	5,724,215	10,315,628
Provision for income taxes	2,022,043	5,072,711
Net income	3,702,172	5,242,917
Other comprehensive loss
Foreign currency translation adjustment	(6,679,858)	(5,509,080)
Comprehensive loss	$(2,977,686)	$(266,163)
Basic and diluted income per common share
Basic and diluted	$0.08	$0.12
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Loss	Total
Balance at September 30, 2017	45,050,000	45,050	129,853,172	9,142,899	26,343,030	(3,494,785)	161,889,366
Stock-based Compensation	-	-	54,633				54,633
Appropriation of statutory reserve	-	-		782,895	(782,895)		-
Net income for the year	-	-			5,242,917		5,242,917
Foreign currency translation adjustments	-	-				(5,509,080)	(5,509,080)
Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Stock-based Compensation
Appropriation of statutory reserve				434,457	(434,457)		-
Net income for the year					3,702,172		3,702,172
Foreign currency translation adjustments						(6,679,858)	(6,679,858)
Balance at September 30, 2019	45,050,000	$45,050	$129,907,805	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net income	$3,702,172	$5,242,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	1,302,606	1,999,052
Depreciation	79,270	85,788
Stock based compensation	-	54,633
Changes in assets and liabilities:
Advances to vendors	20,395	38,990
Security deposits		-
Contract assets	(601,265)	(321,291)
Real estate property development completed	(45,818,735)	18,789,499
Real estate property under development	50,974,817	(16,955,946)
Other current assets	(725,508)	37,764
Accounts payables	7,967,500	(2,930,405)
Other payables	609,156	1,176,231
Contract liabilities	(3,854,568)	1,817,121
Customer deposits	(4,261,166)	(4,137,470)
Construction deposits	8,538	(26,353)
Accrued expenses	700,527	(74,789)
Taxes payables	(1,166,158)	(1,413,508)
Net cash provided by operating activities	8,937,581	3,382,233

Cash flow from financing activities
Proceeds from construction loans	488,307	5,150,795
Repayment of construction loans	(11,825,666)	(6,060,305)
Proceeds from shareholder loans	-	1,505,324
Repayment of shareholder loans	-	(1,659,834)
Net cash used in financing activities	(11,337,359)	(1,064,020)
Effect of changes of foreign exchange rate on cash	(173,682)	(259,240)
Net increase (decrease) in cash	(2,573,460)	2,058,973
Cash, restricted cash, beginning of year	6,775,577	4,716,604
Cash, restricted, cash, end of year	$4,202,117	$6,775,577
Supplemental disclosures of cash flow information:
Interest paid	$7,199,086	$6,643,169
Income taxes paid	$347,675	$772,337

Representing
Cash	$263,139	$3,267,020
Restricted cash	$3,938,978	$3,508,557
	$4,202,117	$6,775,577

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Loss as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2019 and 2018.

The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2019 and 2018:

	Balance as of
	September 30, 2019	September 30, 2018
Current assets	$119,703,792	$139,877,361
Non-current assets	227,832,570	228,136,549
Total assets	347,536,362	368,013,910

Current liabilities	145,194,165	126,047,028
Non-current liabilities	39,743,543	77,107,143
Total liabilities	$184,937,708	$203,154,171

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As of September 30, 2019, the Company had an approximately $29.7 million negative working capital and total cash and restricted cash balance decreased to approximately $4.2 million as of September 30, 2019 as compared to approximately $6.8 million as of September 30, 2018. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. Due to the long term relationship with our construction suppliers, we were able to effectively manage cash spending on construction, meantime, we are able to obtain additional funding support from local banks and financial institutions. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the both years ended September 30, 2019 and 2018, the Company had positive cash flow from operating. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds, if necessary, to support the Company on an as needed basis. The Company believes it has sufficient working capital for the next twelve months. In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the years ended September 30,
	2019	2018
Revenue recognized for completed condominium real estate projects	$13,400,491	$28,833,383
Revenue recognized for condominium real estate projects under development	26,564,065	36,653,913
Total	$39,964,556	$65,487,296

Contract balances

Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include billed and billable receivables, which are the Company’s unconditional rights to consideration other than to the passage of time. Contract liabilities include cash collected in excess of revenues. Customer deposits are excluded from contract liabilities.

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

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2019, the Company did not change the estimated revenue and related gross profit margin from fiscal 2018. For the year end September 30, 2018, real estate development projects with gross profits recognized in 2018 had changes in their estimated revenue and related gross profit margins. The Company increased its prior estimates related to selling prices and total estimated sales values which led to a decrease in the recognized costs of sales under percentage completion revenue recognition approach. As a result of these changes in gross profit margins, net income for the year ended September 30, 2018 increased by $3,278,037 and basic and diluted earnings per share for the year ended September 30, 2018 increased by $0.07.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the long term customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the long term other loans payable.

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

	2019	2018
Year end RMB : USD exchange rate	7.1477	6.8680
Annual average RMB : USD exchange rate	6.8753	6.5368

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificates of ownership. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any significant risks.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development- continued

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2019 and 2018, the Company did not recognize any impairment for real estate property under development or completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2019 and 2018, the total interest capitalized in the real estate property development was $7,158,391 and $6,248,513, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - continued

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets for the years ended September 30, 2019 and 2018.

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

Property warranty

The Company provides its customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2019 and 2018, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2019 and 2018.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2019 and 2018. As of September 30, 2019, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are subject to examination by the Chinese taxing authorities.

As of September 30, 2019, the tax years ended September 30, 2010 through September 30, 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2019 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements As of September 30, 2019 and 2018, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss for the years ended September 30, 2019 and 2018 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2019 and 2018, the Company recorded advertising expenses of $57,448 and $164,355, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. For the years ended September 30, 2019 and 2018, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. The Company believes that such reserves are sufficient.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2019, none supplier accounted for more than 10% of the total project expenditure. For the year ended September 30, 2018, only one supplier accounted for more than 10% of the total project expenditure (approximately 10.8%).

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

Excepts as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive loss, stockholders’ equity and cash flow.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2019 and 2018:

	Balance as of
	September 30, 2019	September 30, 2018
Development completed:
Hanzhong City Mingzhu Garden Phase I	$530,314	$655,268
Hanzhong City Mingzhu Garden Phase II	24,264,216	31,096,125
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,157,554	1,204,695
Hanzhong City Oriental Pearl Garden	19,070,129	21,397,560
Yang County Yangzhou Pearl Garden Phase I	1,514,241	1,673,351
Yang County Yangzhou Pearl Garden Phase II	3,054,412	4,189,829
Yang County Yangzhou Palace (a)	52,342,164	-
Real estate property development completed	101,933,030	60,216,828
Less: Real estate property completed – short-term	100,817,944	58,999,178
Real estate property completed – long-term	$1,115,086	$1,217,650
Under development:
Yang County Yangzhou Palace (a)	$-	$60,128,554
Hanzhong City Shijin Project	6,776,688	7,052,669
Hanzhong City Liangzhou Road and related projects (b)	146,958,903	135,011,975
Hanzhong City Hanfeng Beiyuan East (c)	706,194	734,953
Hanzhong City Beidajie	56,654,212	67,793,750
Yang County East 2nd Ring Road (d)	4,649,228	4,838,568
Real estate property under development	215,745,225	275,560,469
Less: Short-term portion	-	60,128,554
Real estate property under development –long-term	$215,745,225	$215,431,915

(a)	The Company recognized $21,353,638 of development cost in the cost of real estate sales under the percentage of completion method for the year ended September 30, 2019 (2018 - $28,657,703).

(b)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2019, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, the Company expected to the government’s acceptance to be completed before the end of fiscal 2020.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2019, the actual costs incurred by the Company were $146,958,903 (September 30, 2018 - $135,011,975) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(c)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2019, the local government has not completed the budget for these projects therefore the delivery to these projects for government’s acceptance and related settlement were extended to fiscal 2020.

(d)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2019 and 2018 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2019 and in process of government review and approval.

As of September 30, 2019 and 2018, land use rights included in real estate property under development totaled $6,773,158 and $14,749,085, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2019 and 2018, property, plant and equipment was as follows:

	As of September 30,
	2019	2018
Buildings	$764,867	$796,016
Automobiles	207,186	243,478
Total	972,053	1,039,494
Less: accumulated depreciation	358,045	321,128
Property, plant and equipment, net	$614,008	$718,366

Depreciation expense for the years ended September 30, 2019 and 2018 was $79,270 and $85,788, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2019, a receivable from the Hanzhong local government of $2,725,854 was classified as long term on the accompanying consolidated balance sheets (September 30, 2018 - $2,836,865) because the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2020 and later years.

NOTE 6. SECURITY DEPOSITS

As of September 30, 2019 and 2018, security deposits were as follows:

	As of September 30,
	2019	2018
Security deposit for land use right (1)	$2,798,103	$2,912,056
Security deposits for other loan (2)	5,174,014	5,384,726
Security deposits	$7,972,117	$8,296,782

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $2,798,103 and $2,912,056 to acquire certain land use rights through public bidding as of September 30, 2019 and 2018, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses. The Company classified the security deposits for land use rights as long term based on the Company’s development plan.

(2)	In connection with financing from Hanzhong Urban Construction Investment Development Co., Ltd (See note 7), the Company provided a security deposit for the loan received. As of September 30, 2019, the security deposit balances were $5,174,014 (September 30, 2018 - $5,384,726) for other loan with Hanzhong Urban Construction Investment Development Co., Ltd.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CONSTRUCTION LOANS

	September 30, 2019	September 30, 2018
Loan A (i)	$90,186,614	$96,472,714
Loan B (ii)	-	8,736,168
Loan C (iii)	16,610,822	17,287,299
	106,797,436	122,496,181
Less: current maturities of other loans	77,332,569	55,610,803
Other loans – long-term portion	$29,464,867	$66,885,378

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $15.8 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of September 30, 2019, the Company borrowed $90,186,614 under this credit line (September 30, 2018 - $96,472,714) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $52,342,164 as of September 30, 2019 (September 30, 2018- $60,128,554). In addition, the Company was required to provide a security deposit for the loan received (see note 6). As of September 30, 2019, the security deposits paid were $5,174,014 (2018 -$5,384,726) for loans received. For the years ended September 30, 2019 and 2018, the interest paid was $ 6,617,720 and $5,672,717, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the years ending:	Repayment in USD	Repayment in RMB
September 30, 2020	77,332,569	552,750,000
September 30, 2021	12,240,301	87,490,000
September 30, 2022	613,744	4,386,860
Total	90,186,614	644,626,860

(ii)	On January 8, 2016, the Company signed a loan agreement with Hanzhong Municipal Housing Provident Fund Management Center (“Housing Fund”) to borrow up to approximately $11.1 million (RMB 80,000,000) on development of Oriental Garden related projects and was fully repaid in January 2019. For the year ended September 30, 2019 and 2018, total interest was $61,097 and $425,779, respectively, which was included in the interest expense, because the related Oriental Garden project was completed in fiscal year 2016. :

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CONSTRUCTION LOANS (continued)

(iii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $16.6 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2019, the Company received all the proceeds and repaid unused fund of $37,890 (RMB 270,829). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of approximately $3.3 million from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $146,958,903 as collateral for the loan. Total interest of $157,506 and $221,490 for the years ended September 30, 2019 and 2018, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $24.5 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $4.9 million from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for the years ended September 30, 2019 and 2018 was $231,626 and $325,270, respectively, which was included in the construction capitalized costs.

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2019	2018
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,029,356	$8,246,058
Oriental Pearl Garden	4,182,454	4,648,784
Liangzhou road related projects	1,043,692	1,914,677
Yang County Pearl Garden	1,163,407	997,312
Yangzhou Palace	3,764,355	6,341,918
Total	17,183,264	22,148,749
Less: Customer deposits - short-term	16,139,572	20,234,072
Customer deposits - long-term	$1,043,692	$1,914,677

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2019 and 2018, approximately $3.9 million and $3.5 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS LOANS

	As of September 30,
	2019	2018
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	319,114	332,110
Total	$2,129,114	$2,142,110

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020 and the loan is due on demand. The Company recorded interest of $72,400 for each of the years ended September 30, 2019 and 2018. The Company has not yet paid this interest. As of September 30, 2019 and 2018, the interest payable amounted to $597,300 and $524,900, respectively, and included in the accrued expense in the accompanying consolidated balance sheets.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2020, with at an interest rate of 4.35% per year. For years ended September 30, 2019 and 2018, the interest was $20,403 and $28,586, respectively, which is capitalized in the development cost of Liangzhou road project. As of September 30, 2019 and 2018, the interest payable amounted to $537,651 and $539,122, respectively, and included in the accrued expense in the accompanying consolidated balance sheets.

NOTE 10. STOCK OPTIONS

On August 22, 2015, the Company’s Board of Directors granted stock options to two independent directors to purchase up to an aggregate of 120,000 shares of the Company’s common stock (“2015 Stock Options).  The shares underlying the options become excisable during the following 36 months period at the end of each quarter. The exercise price of the options is $1.89 per share. As of September 30, 2019 and 2018, all of the option awards have vested.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS (continued)

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Grant Date Fair Value
Outstanding, September 30, 2017	120,000	$1.89	1.89	$178,800
Granted	-	-	-	-
Forfeited	(120,00)	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2018	-	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2019	-	$-	-	-
Exercisable, September 30, 2019	-	$-	-	-

Stock-based compensation expense recognized in the years ended September 30, 2019 and 2018 was Nil and $54,633, respectively. As of September 30, 2019 and 2018, there was Nil unrecognized compensation cost related to stock option awards that are expected to be recognized.

NOTE 11. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2019, the Company had business sales tax payable of $7,819,884 (2018 - $9,871,794), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue prior to the year ended September 30, 2018. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2019 and 2018, the Company’s total income tax payable amounted to $11,720,848 and $8,331,026, respectively, which included the income tax payable balances in PRC of $8,691,848 and $5,872,026, respectively and the Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2019 and 2018:

	For the years ended September 30,
	2019	2018
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	0.2%	0.2%
Transition toll tax and others	-%	23.9%
Net impact of Exemption rendered by local tax authorities and other adjustments	10.1%	0.1%
Effective tax rate	35.3%	49.2%

Income tax expense for the years ended September 30, 2019 and 2018 is summarized as follows:

	For the years ended September 30,
	2019	2018
Current tax provision	$719,437	$3,073,659
Deferred tax provision	1,302,606	1,999,052

Income tax expense	$2,022,043	$5,072,711

The components of deferred taxes as of September 30, 2019 and 2018 consist of the following:

	As of September 30,
	2019	2018
Deferred tax liability:
Revenue recognized based on percentage of completion*	$-	$2,068,257

 * For the year ended September 30, 2019, the Company reclassified the previous recognized deferred tax liabilities to income tax payable due to the completion of the related real estate project. The Company expects to fully settle the income tax payable when related real estate projects are sold.

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

For the years ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2019, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

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

As at September 30, 2019, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to September 30, 2019. As at September 30, 2018, the Company has an outstanding LAT payable balance of $1,292,527 with respect to completed real estate properties sold up to September 30, 2018

(D) Taxes payable consisted of the following:

	September 30, 2019	September 30, 2018
CIT	$11,720,848	$8,331,026
Business tax	7,819,884	9,871,794
Other taxes and fees	2,349,086	2,250,861
Total taxes payables	21,889,818	20,453,681
Less: current portion	13,882,875	15,492,902
Tax payable – long term *	$8,006,943	$4,960,779

*The Company reclassified the previous recognized deferred tax liabilities to income tax payable in fiscal 2019 due to the completion of the related real estate project. The Company expects to fully settle the income tax payable when related real estate projects are sold.

 CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2019 and 2018, the Company has a total of 45,050,000 shares of common stock issued and outstanding.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2019 and 2018, the balance of statutory surplus reserve was $10,360,251 and $9,925,794, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2019 and 2018.

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the years ended September 30, 2019 and 2018, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2019 and 2018, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $78 million and $70 million, respectively. As of September 30, 2019 and 2018, the amount of security deposits provided for these guarantees was approximately $3.9 million and $3.5 million respectively and the Company believes that such reserves are sufficient.

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2019	2018
ASSETS
Investment in subsidiary	$164,136,450	$166,471,736
Total Assets	$164,136,450	$166,471,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$597,300	$524,900
Tax payable	3,029,000	2,459,000
Shareholder loan	1,810,000	1,810,000
Total current liabilities	5,436,300	4,793,900

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	10,360,251	9,925,794
Retained earnings	34,070,767	30,803,052
Accumulated other comprehensive loss	(15,683,723)	(9,003,865)

Total stockholders' equity	158,700,150	161,677,836

Total Liabilities and Stockholders' Equity	$164,136,450	$166,471,736

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
Equity in profit of subsidiary	$4,344,572	$7,828,950
General and administrative expenses	-	54,633
Interest expense	72,400	72,400
Income before income taxes	4,272,172	7,701,917
Provision for income taxes	570,000	2,459,000
Net income	3,702,172	5,242,917
Other comprehensive loss
Foreign currency translation adjustment	(6,679,858)	(5,509,080)
Comprehensive loss	$(2,977,686)	$(266,163)

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
Cash flows from operating activities
Net income	$3,702,172	$5,242,917

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	-	54,633
Equity in profit of subsidiary	(4,344,572)	(7,828,950)

Changes in assets and liabilities:
Tax payable	570,000	2,459,000
Accrued expenses	72,400	72,400
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2019 and 2018.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2019, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2019. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2019 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2019:

•	Lack of full-time accounting staffs in our accounting department with sufficient knowledge of U.S. GAAP and SEC reporting experience and lack of internal audit function

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2019, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	52	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	50	Director	2010
Christy Young Shue	56	Director	2012
John Chen	47	Director	2012
Yuankai Wen	72	Director	2010

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2019 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2019 and the number of meetings each committee held in fiscal year 2019.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2017	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2019 are as follows:

Name	Ages	Position
Xiaojun Zhu *	52	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	40	Chief Financial Officer

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2018 and 2019. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2019	29,089	-	-	29,089
Chairman of the Board (1)	2018	30,596	-	-	30,596

Wei Shen, Chief Financial Officer	2019	104,723	-	-	104,723
	2018	110,146	-	-	110,146

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2019 and 2018. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 6.8753 to the U.S. dollar for fiscal 2019 and RMB 6.5368 to the U.S. dollar for fiscal 2018.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2019 and 2018.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2019 and 2018 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2019 and 2018 under any LTIP.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 ($8,727) and a discretional bonus of up to RMB 180,000 ($26,181). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2019, 2018 and 2017. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2019 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2019.

FISCAL 2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$14,545	-	-	-	-	-	$14,545

John Chen	$36,000	-	-	-	-	-	$36,000

Christy Young Shue	$24,000	-	-	-	-	-	$24,000

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents a compensation expense for fiscal year 2019. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock option awards were forfeited by any of our non-employee directors in fiscal year 2019.

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB 6.8753 to the U.S. dollar.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 14, 2020 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	14,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	29,800,000	66.2%
Shenghui Luo	1,680,000	3.7%
Yuankai Wen	-	-
Christy Young Shue	-	-
John Chen	-	-
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	31,480,000	69.9%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of January 14, 2020 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 45,050,000 shares of common stock outstanding as of January 14, 2020. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of January 14, 2020, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojun Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 15,800,000 shares of common stock owned by Mr. Zhu directly and 14,000,000 shares owned through Rising Pilot, Inc.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2019:

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

The following related party transactions occurred during the fiscal year ended September 30, 2019:

The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020. The Company recorded interest of $72,400 for each of the years ended September 30, 2019 and 2018. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2019 and 2018.

On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2020, with at an interest rate of 4.35% per year. For years ended September 30, 2019 and 2018, the interest was $20,403 and $28,586, respectively, which is capitalized in the development cost of Liangzhou road project.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2019 and 2018. Fees (excluding reimbursements for out-of-pocket expenses) paid to Friedman LLP for services in fiscal 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$256,000	$245,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$256,000	$245,500

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

The Audit Committee Charter establishes a policy governing our use of Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Friedman LLP in 2019.

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

China HGS Real Estate Inc.

Date: January 14, 2020	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 14, 2020	By:	/s/ Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, Chief Executive Officer,	January 14, 2020
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/ Samuel Shen	Chief Financial Officer	January 14, 2020
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	January 14, 2020
Shenghui Luo

/s/ Christy Young Shue	Director	January 14, 2020
Christy Young Shue

/s/ John Chen	Director	January 14, 2020
John Chen

/s/ Yuankai Wen	Director	January 14, 2020
Yuankai Wen