Form 10-Q
period 2020-03-31
CHINA HGS REAL ESTATE INC.
filed 2020-05-15
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash	$658,313	$263,139
Restricted cash	3,877,935	3,938,978
Contract assets	214,057	12,668,925
Real estate property development completed	13,913,109	100,817,944
Other current assets	2,977,062	2,031,937
Total current assets	21,640,476	119,720,923

Property, plant and equipment, net	582,467	614,008
Real estate property development completed, net of current portion	98,003,569	1,115,086
Security deposits	4,882,739	7,972,117
Real estate property under development	220,591,224	215,745,225
Deferred tax assets	232,884	-
Due from local government for real estate property development completed	2,751,608	2,725,854
Total Assets	$348,684,967	$347,893,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$88,311,349	$77,332,569
Accounts payables	27,715,544	27,368,510
Other payables	5,449,409	5,289,176
Construction deposits	1,830,949	1,814,232
Contract liabilities	1,855,044	1,907,828
Customer deposits	18,632,287	16,139,572
Shareholder loans	2,132,129	2,129,114
Accrued expenses	2,945,345	3,585,644
Taxes payable	12,687,474	13,882,875
Total current liabilities	161,559,530	149,449,520

Tax payable - long term	8,082,593	8,006,943
Customer deposits, net of current portion	1,039,431	1,043,692
Construction loans, less current portion	17,387,305	29,464,867
Construction deposits, net of current portion	1,239,643	1,228,041
Total liabilities	189,308,502	189,193,063

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding March 31, 2020 and September 30, 2019	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	10,360,251	10,360,251
Retained earnings	33,189,365	34,070,767
Accumulated other comprehensive deficit	(14,126,006)	(15,683,723)
Total stockholders' equity	159,376,465	158,700,150

Total Liabilities and Stockholders' Equity	$348,684,967	$347,893,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Real estate sales	$1,889,829	$9,367,156	$4,194,073	17,104,352
Less: Sales tax	(27,048)	(362,846)	(66,281)	(504,957)
Cost of real estate sales	(1,466,381)	(7,556,593)	(3,171,993)	(13,479,777
Gross profit	396,400	1,447,717	955,799	3,119,618
Operating expenses
Selling and distribution expenses	200,390	104,926	400,558	274,900
General and administrative expenses	819,415	783,687	1,408,254	1,254,619
Total operating expenses	1,019,805	888,613	1,808,812	1,529,519
Operating income (loss)	(623,405)	559,104	(853,013)	1,590,099
Interest expense, net	(15,586)	(35,611)	(32,839)	(140,842)
Other expense	(96,729)	(29,010)	(96,729)	(302,163)
Income (loss) before income taxes	(735,720)	494,483	(982,581)	1,147,094
Provision (benefit) for income taxes	(111,699)	152,938	(101,179)	321,339
Net income (loss)	(624,021)	341,545	(881,402)	825,755
Other Comprehensive income
Foreign currency translation adjustment	(2,823,145)	4,083,473	1,557,717	3,904,715
Comprehensive income (loss)	$(3,447,166)	$4,425,018	$676,315	4,730,470
Basic and diluted income (loss) per common share
Basic and diluted	$(0.01)	$0.01	$(0.02)	0.02
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Net income for the period	-	-	-	-	484,210	-	484,210
Foreign currency translation adjustments	-	-	-	-	-	(178,758)	(178,758)
Balance at December 31, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$31,287,262	$(9,182,623)	$161,983,288
Net income for the period	-	-	-	-	341,545	-	341,545
Foreign currency translation adjustments	-	-	-	-	-	4,083,473	4,083,473
Balance at March 31, 2019	45,050,000	$45,050	$129,907,805	$9,925,794	$31,628,807	$(5,099,150)	$166,408,306

Balance at September 30, 2019	45,050,000	$45,050	$129,907,805	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150
Net loss for the period	-	-			(257,381)		(257,381)
Foreign currency translation adjustments	-	-				4,380,862	4,380,862
Balance at December 31, 2019	45,050,000	$45,050	$129,907,805	$10,360,251	$33,813,386	$(11,302,861)	$162,823,631
Net loss for the period	-	-			(624,021)		(624,021)
Foreign currency translation adjustments	-	-				(2,823,145)	(2,823,145)
Balance at March 31, 2020	45,050,000	$45,050	$129,907,805	$10,360,251	$33,189,365	$(14,126,006)	$159,376,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(881,402)	$825,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision (benefit)	(235,179)	321,339
Depreciation	37,710	40,073
Changes in assets and liabilities:
Contract assets	651,289	264,661
Real estate property development completed	2,937,724	807,172
Real estate property under development	(2,835,288)	8,646,320
Other current assets	(935,053)	(147,825)
Security deposit	3,195,887	-
Accounts payables	89,325	(937,339)
Other payables	111,347	577,196
Contract liabilities	(71,507)	1,256,887
Customer deposits	2,349,028	(2,950,683)
Construction deposits	(428)	8,594
Accrued expenses	(675,478)	(57,874)
Taxes payables	(1,379,060)	(1,189,102)
Net cash provided by operating activities	2,358,915	7,465,174

Cash flow from financing activities
Repayments of construction loans	(2,128,585)	(9,227,072)
Net cash used in financing activities	(2,128,585)	(9,227,072)

Effect of changes of foreign exchange rate on cash and restricted cash	103,801	127,062
Net increase (decrease) in cash and restricted cash	334,131	(1,634,836)
Cash and restricted cash , beginning of period	4,202,117	6,775,577
Cash and restricted cash, end of period	$4,536,248	$5,140,741
Supplemental disclosures of cash flow information:
Interest paid	$3,416,592	$3,614,641
Income taxes paid	$375,601	$209,392

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$658,313	$1,133,688
Restricted	$3,877,935	$4,007,053
Total cash and restricted cash	$4,536,248	$5,140,741

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on January 14, 2020.

Going concern

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue decreased by approximately $12.9 million during six months ended March 31, 2020 as compared to the same period of 2019 due to decreased sales volume of both residential and commercial properties developed by us, as a result, we reported a net loss of approximately $0.9 million for the six months ended March 31, 2020. In addition, as of March 31 2020, we had an approximately $139.9 million working capital deficit. The deficit increased by $110.2 million as compared to a deficit of $29.7 million as of September 30, 2019. Based on assessment of current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months and we may not be able to liquidate our large balance of completed real estate property within the next 12 months as we originally expected. Therefore, approximately $96.9 million completed real estate property originally sitting under our current assets as of September 30, 2019 has been reclassified as non-current assets as of March 31, 2020. In addition, as of March 31, 2020, we had large construction loans payable balance of approximately $88.3 million with maturity less than one year and large accounts payable balance of approximately $27.7 million to be paid to subcontractors within one year. These factors led to our working capital deficit of approximately $139.9 million as of March 31, 2020. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

In assessing its liquidity and going concern, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2020, our total cash and restricted cash balance increased to approximately $4.5 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of March 31, 2020, we had approximately $111.9 million completed residential apartments and commercial units available for sale to potential buyers when needed (including approximately $13.9 million current portion and approximately $98 million non-current portion of real estate property development completed). For the current portion of $13.9 million completed residential apartments and commercial units, we estimate we will be able to substantially sell them within one year to generate cash to be used in our operations and funding our other real estate projects under development. Although we reported approximately $27.7 million accounts payable as of March 31, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of March 31, 2020, we reported approximately $88.3 million short-term construction loans and approximately $17.4 million long-term construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of March 31, 2020, we had approximately $19.6 million customer deposits (including approximately $18.6 million short-term and approximately $1 million non-current customer deposits) representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. As of March 31, 2020, we had five large ongoing construction projects (see Note 3, real estate property under development) which are currently under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. We expect we will be able to obtain government’s approval of the development plans on these projects before the end of fiscal year 2020, and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. For the six months ended March 31, 2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Amid the COVID-19 outbreak and spread, we have resumed our business activities in early March 2020 and we expect the negative impact of the COVID-19 coronavirus outbreak on our business to be temporary and our sales activities have started to run as normal, which will help us to increase our real estate proper sales in the upcoming months.

Due to the effects of the outbreak of COVID-19 discussed above, to the extent that we experience a more adverse operating environment, incur unanticipated capital expenditures, or if we decide to accelerate our growth, then additional financing may be required. Currently, we are working to improve our liquidity and capital sources primarily through financial support from our principal shareholder and debt or equity financing. In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party. No assurance can be given that additional financing, if required, would be available on favorable terms or at all.

Based on above reasons, there is a substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended March 31,
	2020	2019
Revenue recognized for completed condominium real estate projects	$1,889,829	$226,731
Revenue recognized for condominium real estate projects under development	-	9,140,425
Total	$1,889,829	$9,367,156

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

	For the six months ended March 31,
	2020	2019
Revenue recognized for completed condominium real estate projects	$4,194,073	$976,564
Revenue recognized for condominium real estate projects under development	-	16,127,788
Total	$4,194,073	$17,104,352

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

	For six months ended March 31,		September 30,
	2020	2019	2019
Period end RMB : USD exchange rate	7.0808	6.7112	7.1477
Period average RMB : USD exchange rate	7.0117	6.8302	6.8753

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

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2020, the total interest capitalized in the real estate property development was $1,732,506 and $3,460,383, respectively. For the three and six months ended March 31, 2019, the total interest capitalized in the real estate property development was $1,827,172 and $3,546,443, respectively

Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three and six months ended March 31, 2020 and 2019.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2020 and September 30, 2019

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2020 and 2019.

As of March 31, 2020, the tax years ended September 30, 2010 through September 30, 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009 and accordingly all of these tax returns remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of March 31, 2020 and September 30, 2019, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.9 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns

Land appreciation tax (“LAT”)

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and six months ended March 31, 2020 and 2019 were net income (loss) and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive share for the three and six months ended March 31, 2020 and 2019.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three and six months ended March 31, 2020 and 2019, no single supplier accounted for more than 10% of the Company’s total project expenditures.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and Accounting Standards Update 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its consolidated financial statements.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development As of March 31, 2020 and September 30, 2019:

	Balance as of
	March 31, 2020	September 30, 2019
Development completed:
Hanzhong City Mingzhu Garden Phase I	$535,324	$530,314
Hanzhong City Mingzhu Garden Phase II	32,326,540	24,264,216
Hanzhong City Nan Dajie (Mingzhu Xinju)	1,168,491	1,157,554
Hanzhong City Oriental Pearl Garden	22,147,815	19,070,129
Yang County Yangzhou Pearl Garden Phase I	1,528,547	1,514,241
Yang County Yangzhou Pearl Garden Phase II	3,185,820	3,054,412
Yang County Yangzhou Palace	51,024,141	52,342,164
Real estate property development completed	111,916,678	101,933,030
Less: Real estate property completed – short-term	13,913,109	100,817,944
Real estate property completed – long-term	$98,003,569	$1,115,086
Under development:
Hanzhong City Shijin Project	6,840,714	6,776,688
Hanzhong City Liangzhou Road and related projects (a)	151,261,464	146,958,903
Hanzhong City Hanfeng Beiyuan East (b)	730,660	706,194
Hanzhong City Beidajie (b)	57,065,228	56,654,212
Yang County East 2nd Ring Road (c)	4,693,154	4,649,228
Real estate property under development –long-term	$220,591,224	$215,745,225

(a)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2019, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, plus the COVID-19 impact, the Company did not receive the government acceptance as of March 31, 2020. The Company expects the government’s acceptance to be completed before the end of fiscal 2020. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2020 the actual costs incurred by the Company were $151,261,464 (September 30, 2019 - $146,958,903) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(b)

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2020, the local government has not completed the budget for these projects therefore the delivery to these projects for government’s acceptance and related settlement were extended to latter half of fiscal 2020. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of March 31, 2020 and in process of government review and approval. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

NOTE 4. CONSTRUCTION LOANS

	March 31, 2020	September 30, 2019
Loan A (i)	$88,930,892	$90,186,614
Loan B (ii)	16,767,762	16,610,822
	105,698,654	106,797,436
Less: current maturities of construction loans	88,311,349	77,332,569
Construction loans – long-term portion	$17,387,305	$29,464,867

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $109 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of December 31, 2019, the Company borrowed $88,930,892 under this credit line (September 30, 2019- $90,186,614) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $50,167,910 as of March 31, 2020 (September 30, 2019- $52,342,164). In addition, the Company was required to provide a security deposit for the loan received. As of March 31, 2020, the security deposits paid were $2,058,199 (September 30, 2019 - $5,174,014) for loans received. For the three and six months ended March 31, 2020, interest paid was $1,599,637 and $3,195,887 (2019- $1,685,442 and $3,294,441), respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
March 31, 2021	88,311,349	625,315,000
March 31, 2022	619,543	4,386,860
Total	88,930,892	629,701,860

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(ii)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $17 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of March 31, 2020, the balance of loan was $16,767,762 (September 30, 2019 -$16,610,822). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of approximately $3.4 million from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $151,261,464 as collateral for the loan. Total interest of $51,732 and $102,961 for the three and six months ended March 31, 2020 (2019- $52,856 and $105,116) , respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $25 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5 million from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for three and six months ended March 31, 2020 was $76,062 and $151,414 (2019- $77,810 and $154,583), respectively, which was included in the construction capitalized costs.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2020	September 30, 2019
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,130,972	$7,029,356
Oriental Pearl Garden	4,203,656	4,182,454
Liangzhou road and related projects	1,039,431	1,043,692
Yangzhou Pearl Garden	1,316,058	1,163,407
Yangzhou Palace	5,981,601	3,764,355

Total	19,671,718	17,183,264
Less: Customer deposits - short-term	18,632,287	16,139,572
Customer deposits - long-term	$1,039,431	$1,043,692

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of March 31, 2020 and September 30, 2019, approximately $3.9 million was guaranteed by the Company.

 NOTE 6. SHAREHOLDER’S LOANS

	As of
	March 31, 2020	September 30, 2019
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	322,129	319,114
Total	$2,132,129	$2,129,114

a.

The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and principal shareholder”, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020. The Company recorded interest of $18,100 and $36,200 for each of the three and six months ended March 31, 2020 and 2019. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2020 and September 30, 2019, respectively.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2020, with at an interest rate of 4.35% per year. For the three and six months ended March 31, 2020, the interest was $5,085 and $10,122 (2019 -$5,134 and $25,422), respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue. It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of March 31, 2020, the Company had business sales tax payable of $6,789,800 (September 30, 2019 - $7,819,884), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company's PRC subsidiaries and VIE are governed by the Income Tax Law of the People's Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company's CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2019, the Company's CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company's net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of March 31, 2020 and September 30, 2019, the Company's income tax payable balances were $11,601,955 and $11,720,848, respectively. There was no interest and penalty accrued as of March 31, 2020 because the Company has not received any penalty and interest charge notice from local tax authorities. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold. As of March 31, 2020, the deferred tax asset balance amounted to $232,884 related to the loss incurred. As of September 30, 2019, the deferred tax asset balance was Nil.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	(9.8%)	5.9%	(14.7%)	3.0%

Effective tax rate	15.2%	30.9%	$10.3%	28.0%

*Valuation allowance change and other adjustments for the three and six months ended March 31, 2020 and 2019 were primarily related to valuation allowance changes on historical losses.

Income tax expense for the three and six months ended March 31, 2020 and 2019 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Current tax provision	$67,000	$-	$134,000	$-
Deferred tax provision	(178,699)	152,938	(235,179)	321,339
Income tax provision	$(111,699)	$152,938	$(101,179)	$321,339

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

As of March 31, 2020 and September 30, 2019, the Company recognized a one-time transition toll tax liability of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the one-time transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

As at March 31, 2020 and September 30, 2019, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to March 31, 2020 and September 30, 2019.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2020	September 30, 2019

CIT	$11,601,956	$11,720,848
Business tax	6,789,800	7,819,884
Other taxes and fees	2,378,311	2,349,086
Total taxes payable	20,770,067	21,889,818
Less: current portion	12,687,474	13,882,875
Tax payable – long term	$8,082,593	$8,006,943

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of March 31, 2020 and September 30, 2019, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $78 million. As of March 31, 2020 and September 30, 2019, the amount of security deposits provided for these guarantees was approximately $3.9 million and $3.9 million respectively and the Company believes that such reserves are sufficient.

NOTE 9. PENDING NASDAQ COMPLIANCE ISSUE

On June 21, 2019, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. In response to the current market conditions caused by the ongoing spread of COVID-19, on April 16, 2020, Nasdaq filed an immediately effective rule change to give those non-compliant companies additional time to achieve compliance by extending the applicable compliance periods. On April 17, 2020, the Company received a Nasdaq extension to regain compliance until August 31, 2020.

NOTE 10. SUBSEQUENT EVENT

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facility and operations beginning in early February, limited support from the Company’s employees, delayed access to construction raw material supplies and inability to promote the sales of real estate properties to customers on a timely basis, the Company’s business was negatively impacted and is expected to generate lower revenue and net income for fiscal year 2020. The Company resumed operations in early March 2020 and, as such, the extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and six months ended March 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2020, our sales, gross profit and net loss were $4,194,073, $955,799 and $881,402, respectively, representing an approximate 75.5%, 76.5% and 206.7% decrease in sales, gross profit and net income as compared to six months ended March 31, 2019, respectively. The decrease in sales, gross profit and net income was mainly resulted from less gross floor area (“GFA”) sold during six months ended March 31, 2020 as a result of recent Chinese government curbs designed to cool the Chinese real estate market, which includes but not limit to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis. The COVID-19 outbreak and spread also negatively impacted our operation result for the six months ended March 31, 2020, to certain extent.

For the six months ended March 31, 2020, we did not recognized any revenue under the percentage of completion method because all the real estate project generating revenue has been completed by September 30, 2019 and our current under development projects have not met the criteria for revenue recognition under the percentage of completion method. As a result, we put our focus on selling previously completed commercial and residential units in order to reduce the inventory stockpile during current period and accordingly 100% of our current quarter revenue was recognized under the completed contract method.

Total revenue recognized under the percentage of completion method for the six months ended March 31, 2019 was $16.1 million representing 94.3% of total revenue for the period, with related costs of these real estate sales was $12.6 million, representing 93.3% of the real estate costs in the period. During six months ended March 31, 2019, the gross profit before sales tax from the percentage of completion method was $3.6 million, representing 97.6 of the total gross profit for the same period of last year.

For the six months ended March 31, 2020, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $593 per square meter, an increase of 7.9% from the ASP of $549 per square meter for the six months ended March 31, 2019, which was mainly due to more commercial units with higher selling price were sold during the six months ended March 31, 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $544 per square meter for the six months ended March 31, 2020, increased from the ASP of $295 per square meter for the six months ended March 31, 2019, because the Company had few sales of real estate projects in Hangzhou during first half of last year with discounted price.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

Based on current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months.

Liangzhou road and related projects

In September 2013, the Company entered into an agreement ("Liangzhou Agreement") with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project"). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government's original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project's road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2020, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, the Company expected to the government's acceptance to be completed before the end of fiscal 2020. Due to historical delays in government approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

As of March 31, 2020, the actual costs incurred by the Company was $151,261,464 (September 30, 2019 - $146,958,903) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

The Company plans to start the construction of these three real estate projects in 2020 after the road construction is fully completed and passes local government’s inspection and approval. These related projects may take 2-3 years to fully complete.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $23.7 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (March 31, 2020 and September 30, 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of March 31, 2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2020, the local government was still in the process of assessing the budget for these projects.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2020	2019

Revenue recognized for completed condominium real estate projects	$1,889,829	$226,731
Revenue recognized for condominium real estate projects under development	-	9,140,425
Total	$1,889,829	$9,367,156

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$350,048	18.5%	$275,263	121.4%	$74,785	27.2%
Oriental Pearl Garden	88,224	4.7%	(102,020)	(45.0)%	190,244	(186.5)%
Yangzhou Palace	1,451,557	76.8%	-	-	1,451,557	100%
Yangzhou Pearl Garden Phase I and II	-		53,488	23.6%	(53,488)	(100)%

Total Real Estate Sales before Sales Tax	1,889,829	100%	226,731	100%	1,663,098	733.5%
Sales Tax	(27,048)		(45,864)		18,816	(41.0)%
Revenue net of sales tax	$1,862,781		$180,867		$1,681,914	929.9%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by 733.5% to approximately $1.9 million for the three months ended March 31, 2020 from approximately $0.2 million. The total GFA sold during three months ended March 31, 2020 was merely 3,266 square meters, representing a significant increase from the 611 square meters completed and sold during the same period of last year. In addition, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in limited sales. The sales tax for the three months ended March 31, 2020 was approximately $0.03 million, decreased by 41% from the same period of 2019, due less surcharge tax charged for the completed real estate properties during the three months ended March 31, 2020.

Revenue recognized for condominium real estate projects under development

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate project since second quarter of fiscal 2017. For the three months ended March 31, 2020, there was no revenue recognized under the percentage of completion method, because Yangzhou Palace real estate project was completed by September 30, 2019 and our other projects under development as of March 31, 2020 have not met the criteria for revenue recognition under the percentage of completion method.

For the three months ended March 31, 2019, the Company recognized $9,140,425 revenue from Yangzhou Palace real estate project.

		For the three months ended March 31, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	92%	73,209,107	9,140,425	68,808,987

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2019 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2020		2019		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$133,968	9.1%	$755,560	10.0%	$(621,592)	(82.3)%
Construction cost	1,332,413	90.9%	6,801,033	90.0%	(5,468,620)	(80.4)%
Total cost	$1,466,381	100%	$7,556,593	100%	$(6,090,212)	(80.6)%

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

Cost of sales was approximately $1.5 million for the three months ended March 31, 2020 compared to $7.6 million for the same period of last year. The $6.1 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended March 31, 2020 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2020 were approximately $0.13 million, as compared to approximately $0.7 million for the three months ended March 31, 2019, representing a decrease of approximately $0.6 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2020 were approximately $1.3 million as compared to approximately $6.8 million for the same period of last year, representing a decrease of approximately $5.5 million. The decrease in construction cost was due to decrease in units sold during the quarter ended March 31, 2020.

Gross Profit

Gross profit was approximately $0.4 million for the three months ended March 31, 2020 as compared to approximately $1.4 million for the three months ended March 31, 2019, representing a decrease of $1.0 million, which was mainly attributable to less GFA sold during the current quarter of fiscal 2020. The gross margin increased from 15.5% in the second quarter of fiscal 2019 to 21.0% in second quarter of fiscal 2020. It was mainly due to growing real estate price in the Hanzhong city and Yang County during the first half of fiscal 2020. For the first half of fiscal 2020, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $593 per square meter, an increase of 7.9% from the ASP of $549 per square meter for the same period of fiscal 2019, which was mainly due to more commercial units with higher selling price were sold during the first half of fiscal 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $544 per square meter, increased from the ASP of $295 per square meter for the same period of last year, because the Company had few sales of real estate projects in Hangzhou during first half of last year with discounted price.

	For Three Months Ended March 31,
	2020		2019
	Gross Profit	Gross Margin	Gross Profit	Gross Margin

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$96,691	27.6%	$69,937	25.4%
Oriental Garden	26,357	29.9%	(87,198)	85.5%
Yangzhou Pearl Garden Phase I and II	-	-	7,441	13.9%
Yangzhou Palace	300,400	20.7%	1,820,383	19.9
Sales Tax	(27,048)	-	(362,846)
Total Gross Profit	$396,400	21.0%	$1,447,717	15.5%
Total Real Estate Sales before Sales Tax	$1,889,829		$9,367,156

Operating Expenses

Total operating expenses increased by 14.8% to approximately $1.0 million for the three months ended March 31, 2020 from $0.9 million for the three months ended March 31, 2019, primarily as a result of an increase in selling expense of $0.1 million due to more marketing activities for the three months ended March 31, 2020. Our general and administrative expense was approximately $0.8 million for the three months ended March 31, 2020, increased by $0.04 million from the three months ended March 31, 2019 due to more office expenses and professional fee expenses. Our total operating expenses accounted for 54.0% and 9.5% of our real estate sales before sales taxes for the three months ended March 31, 2020 and 2019, respectively.

	For Three Months Ended March 31,
	2020	2019

Selling expenses	$200,390	$104,926
General and administrative expenses	819,415	783,687
Total operating expenses	$1,019,805	$888,613
Percentage of Real Estate Sales before Sales Tax	54.0%	9.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020 and September 30, 2019 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

Net Loss

We reported net loss of approximately $0.6 million for the three months ended March 31, 2020, as compared to net income of approximately $0.3 for the three months ended March 31, 2019. The decrease of approximately $1.0 million in our net income was primarily due to lower amount of revenue for the three months ended March 31, 2020 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to loss of $2.8 million and gain of $4.1 million for the three months ended March 31, 2020 and 2019, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at March 31, 2020 were translated at 7.0808 RMB to 1.00 USD as compared to 7.1477 RMB to 1.00 USD at September 30, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2020 and 2019 were 7.0117 RMB and 6.8302 RMB, respectively.

 Six Months Ended March 31, 2020 compared to Six Months Ended March 31, 2019

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2020	2019

Revenue recognized under full accrual method	$4,194,073	$976,564
Revenue recognized under percentage of completion method	-	16,127,788
Total	$4,194,073	$17,104,352

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$530,953	12.7%	$779,795	79.9%	$(248,842)	(31.9)%
Yangzhou Pearl Garden Phase I and Phase II	8,708	0.2%	122,672	12.6%	(113,964)	(92.9)%
Oriental Garden	121,904	2.9%	74,097	7.5%	47,807	64.5%
Yangzhou Palace	3,532,508	84.2%	-	-	3,532,508	100%

Total Real Estate Sales before Sales Tax	4,194,073	100%	976,564	100%	3,217,509	329.5%
Sales Tax	(66,281)		(123,554)		57,273	(46.4)%
Revenue net of sales tax	$4,127,792		$853,010		$3,274,782	383.9%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by 329.5% to approximately $4.2 million for the six months ended March 31, 2020 from approximately $1.0 million in the same period of last year. The total GFA sold during six months ended March 31, 2020 was merely 7,173 square meters, representing a significant increase from the 3,342 square meters completed and sold during the same period of last year. As of March 31, 2020, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in lower sales for current period. The sales tax for the six months ended March 31, 2020 was approximately $0.07 million, decreased by 46.4% from the same period of 2019, due less surcharge tax charged for the completed real estate properties during the six months ended March 31, 2020.

Revenue recognized for condominium real estate projects under development

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate project since second quarter of fiscal 2017. For the six months ended March 31, 2020, there was no revenue recognized under the percentage of completion method, because Yangzhou Palace real estate project was completed by September 30, 2019 and our other projects under development as of March 31, 2020 have not met the criteria for revenue recognition under the percentage of completion method.

For the six months ended March 31, 2019, the Company recognized $16,127,788 revenue from Yangzhou Palace real estate project.

Revenue recognized for condominium real estate projects under development

		For the six months ended March 31, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	92%	73,209,107	16,127,788	68,808,978

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of March 31, 2019 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2020		2019		Variance
	Cost	%	Cost	%	Amount	%

Land use rights	$297,629	9.4%	$1,339,701	9.9%	$(1,042,072)	(77.8)%
Construction cost	2,874,364	90.6%	12,140,076	90.1%	(9,265,712)	(76.3)%
Total cost	$3,171,993	100%	$13,479,777	100%	$(10,307,784)	(76.5)%

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

Cost of sales was approximately $3.2 million for the six months ended March 31, 2020 compared to $13.5 million for the same period of last year. The $10.3 million decrease in cost of sales was mainly attributable to less GFA sold during the six months ended March 31, 2020 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2020 were approximately $0.3 million, as compared to approximately $1.3 million for the six months ended March 31, 2019, representing a decrease of approximately $1.0 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in the first six months 2020 was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2020 were approximately $2.9 million as compared to approximately $12.1 million for the same period of last year, representing a decrease of approximately $9.3 million. The decrease in construction cost was due to decrease in units sold during the first half of fiscal 2020.

Gross Profit

Gross profit was approximately $1.0 million for the six months ended March 31, 2020 as compared to approximately $3.1 million for the six months ended March 31, 2019, representing a decrease of $2.2 million, which was mainly attributable to less GFA sold during the first half of fiscal 2020. The gross margin increased from 18.2% in the first half of fiscal 2019 to 22.8% in first half of fiscal 2020. It was mainly due to growing real estate price in the Hanzhong city and Yang County during the first half of fiscal 2020. For the first half of fiscal 2020, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $593 per square meter, an increase of 7.9% from the ASP of $549 per square meter for the same period of fiscal 2019, which was mainly due to more commercial units with higher selling price were sold during the first half of fiscal 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $544 per square meter, increased from the ASP of $295 per square meter for the same period of last year, because the Company had few sales of real estate projects in Hangzhou during first half of last year with discounted price.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2020		2019
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$147,062	27.7%	$110,146	14.1%
Oriental Garden	36,419	29.9%	(50,782)	(41.4)%
Yangzhou Pearl Garden	1,179	13.5%	11,719	15.8%
Yangzhou Palace	837,420	23.7%	3,553,492	22.0%
Sales Tax	(66,281)		(504,957)
Total Gross Profit	955,799	22.8%	3,119,618	18.2%
Total Real Estate Sales before Sales Tax	$4,194,073		$17,104,352

Operating Expenses

Total operating expenses were approximately $1.8 million and $1.5 million for both the six months ended March 31, 2020 and 2019, respectively. The increase in selling expenses of $0.1 million for six months ended March 31, 2020 was primarily attributed to higher marketing activities costs. The increase in general administration expense of $0.2 million for the six months ended March 31, 2020 was primarily attributed to more office expenses and professional fee expenses incurred. Our total operating expenses accounted for 43.1% and 8.9% of our real estate sales before sales taxes for the six months ended March 31, 2020 and 2019, respectively.

	For Six Months Ended March 31,
	2020	2019

Selling expenses	$400,558	$274,900
General and administrative expenses	1,408,254	1,254,619
Total operating expenses	$1,808,812	$1,529,519
Percentage of Real Estate Sales before Sales Tax	43.1%	8.9%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2020 and 2019.

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

As of March 31, 2020 and September 30, 2019 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

Net Income (Loss)

We reported net loss of approximately $0.9 million for the six months ended March 31, 2020, as compared to net income of approximately $0.8 million for the six months ended March 31, 2019. The decrease of $1.7 million in our net income was primarily due to lower amount of revenue for the six months ended March 31, 2020 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation gain adjustments resulting from this process amounted to $1.6 million and $3.9 million for the six months ended March 31, 2020 and 2019, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at March 31, 2020 were translated at 7.0808 RMB to 1.00 USD as compared to 7.1477 RMB to 1.00 USD at September 30, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2020 and 2019 were 7.0117 RMB and 6.8302 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

For the recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, and our revenue decreased by approximately $12.9 million during the first half of fiscal 2020 as compared to the same period of 2019 due to decreased sales volume of both residential and commercial properties developed by us, as a result, we reported a net loss of approximately $0.9 million for the six months ended March 31, 2020. In addition, as of March 31, 2020, we had an approximately $139.9 million working capital deficit. The deficit increased by $110.2 million as compared to a deficit of $29.7 million as of September 30, 2019. Based on assessment of current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months and we may not be able to liquidate our large balance of completed real estate property within the next 12 months as we originally expected. Therefore, approximately $96.9 million completed real estate property originally sitting under our current assets as of September 30, 2019 has been reclassified as non-current assets as of March 31, 2020. In addition, as of March 31, 2020, we had large construction loans payable balance of approximately $88.3 million with maturity less than one year and large accounts payable balance of approximately $27.7 million to be paid to subcontractors within one year. These factors led to our working capital deficit of approximately $139.9 million as of March 31, 2020. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2020, our total cash and restricted cash balance increased to approximately $4.5 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of March 31, 2020, we had approximately $111.9 million construction completed residential apartments and commercial units available for instant sales to potential buyers when needed (including approximately $13.9 million current portion and approximately $98.0 million non-current portion of real estate property development completed). For the current portion of $13.9 million completed residential apartments and commercial units, we estimate we will be able to substantially sell them within one year to generate cash to be used in our operations and funding our other real estate projects under development. Although we reported approximately $27.7 million accounts payable as of March 31, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of March 31, 2020, we reported approximately $88.3 million short-term construction loans and approximately $17.4 million long-term construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of March 31, 2020, we had approximately $19.6 million customer deposits (including approximately $18.6 million short-term and approximately $1 million non-current customer deposits) representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. As of March 31, 2020, we had five large ongoing construction projects which are currently under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. We expect we will be able to obtain government’s approval of the development plans on these projects by before the end of fiscal year 2020, and start the pre-sale of the real estate property to generate cash when certain property development niches have been achieved. For the six months ended March 31, 2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds to support the Company’s operation whenever necessary.

Amid the COVID-19 outbreak and spread, we have resumed our business activities in early March 2020 and we expect the negative impact of the COVID-19 coronavirus outbreak on our business to be temporary and our sales activities have started to run as normal, which will help us to increase our real estate proper sales in the upcoming months.

Due to the effects of the outbreak of COVID-19 discussed above, to the extent that we experience a more adverse operating environment, incur unanticipated capital expenditures, or if we decide to accelerate our growth, then additional financing may be required. Currently, we are working to improve our liquidity and capital sources primarily through financial support from our principal shareholder and debt or equity financing. In order to fully implement our business plan and sustain continued growth, we may also need to raise capital from outside investors. Our expectation, therefore, is that we will seek to access the capital markets in both the U.S. and China to obtain the funds as needed. At the present time, however, we do not have commitments of funds from any third party. No assurance can be given that additional financing, if required, would be available on favorable terms or at all.

Based on above reasons, there is a substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2020	2019
Net cash provided by operating activities	$2,358,915	$7,465,174
Net cash used in financing activities	(2,128,585)	(9,227,072)
Effect of change of foreign exchange rate on cash and restricted cash	103,801	127,062
Net (decrease) increase in cash and restricted cash	334,131	(1,634,836)
Cash and restricted cash, beginning of period	4,202,117	6,775,577
Cash and restricted cash, end of period	$4,536,248	$5,140,741

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2020 was approximately $2.4 million, consisting of net loss of approximately $0.9 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $2.9 million due to sales of our Yangzhou Palace project, a collection of security deposit of $3.2 million and an increase in customer deposit received of $2.3 million, offset by additional spending in real estate under development of $2.8 million and payments of accrued expense and tax payable in aggregated of approximately $2.1 million.

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

Financing Activities

Net cash flows used in financing activities was approximately $2.1 million for six months ended March 31, 2020, which due to a repayment of construction loans of approximately $2.1 million during the six months ended March 31, 2020.

Net cash flows used in financing activities was approximately $9.2 million for six months ended March 31, 2019, which mainly included a repayment of construction loans of approximately $9.2 million during the six months ended March 31, 2019.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

May 15, 2020	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

