Form 10-Q
period 2020-06-30
CHINA HGS REAL ESTATE INC.
filed 2020-08-19
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	45,050,000

TABLE OF CONTENTS

[PAGE NUMBERS NEED TO BE UPDATED UPON COMPLETION]

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash	$516,272	$263,139
Restricted cash	3,277,401	3,938,978
Contract assets	267,875	12,668,925
Real estate property development completed	12,186,696	100,817,944
Other current assets	3,221,166	2,031,937
Total current assets	19,469,410	119,720,923

Property, plant and equipment, net	565,049	614,008
Real estate property development completed, net of current portion	95,754,116	1,115,086
Security deposits	3,323,619	7,972,117
Real estate property under development	222,643,172	215,745,225
Deferred tax assets	265,238	-
Due from local government for real estate property development completed	2,757,723	2,725,854
Total Assets	$344,778,327	$347,893,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Construction loans	$88,507,594	$77,332,569
Accounts payables	27,034,139	27,368,510
Other payables	5,501,340	5,289,176
Construction deposits	1,835,018	1,814,232
Contract liabilities	1,790,712	1,907,828
Customer deposits	18,276,196	16,139,572
Shareholder loans	2,132,845	2,129,114
Accrued expenses	2,991,946	3,585,644
Taxes payable	12,172,114	13,882,875
Total current liabilities	160,241,904	149,449,520

Tax payable - long term	8,100,554	8,006,943
Customer deposits, net of current portion	886,045	1,043,692
Construction loans, less current portion	17,142,861	29,464,867
Construction deposits, net of current portion	1,242,398	1,228,041
Total liabilities	187,613,762	189,193,063

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,050,000 shares issued and outstanding as of June 30,2020 and September 30, 2019	45,050	45,050
Additional paid-in capital	129,907,805	129,907,805
Statutory surplus	10,360,251	10,360,251
Retained earnings	30,614,192	34,070,767
Accumulated other comprehensive loss	(13,762,733)	(15,683,723)
Total stockholders' equity	157,164,565	158,700,150

Total Liabilities and Stockholders' Equity	$344,778,327	$347,893,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Real estate sales	$3,046,430	$8,156,204	$7,240,503	25,260,556
Less: Sales tax	(29,222)	(283,809)	(95,503)	(788,766)
Impairment losses on real estate property development completed	(2,703,031)	-	(2,703,031)	-
Cost of real estate sales	(1,728,217)	(7,091,672)	(4,900,210)	(20,571,449)
Gross (loss) profit	(1,414,040)	780,723	(458,241)	3,900,341
Operating expenses
Selling and distribution expenses	77,404	85,863	477,962	360,763
General and administrative expenses	973,318	467,159	2,381,572	1,721,778
Total operating expenses	1,050,722	553,022	2,859,534	2,082,541
Operating (loss) income	(2,464,762)	227,701	(3,317,775)	1,817,800
Interest expense, net	(16,171)	(11,307)	(49,010)	(152,149)
Other expense	(58,380)	(9,982)	(155,109)	(312,145)
(Loss) income before income taxes	(2,539,313)	206,412	(3,521,894)	1,353,506
Provision (benefit) for income taxes	35,860	53,243	(65,319)	374,582
Net (loss) income	(2,575,173)	153,169	(3,456,575)	978,924
Other Comprehensive income (loss)
Foreign currency translation adjustment	363,273	(3,837,762)	1,920,990	66,953
Comprehensive (loss) income	$(2,211,900)	$(3,684,593)	$(1,535,585)	1,045,877
Basic and diluted (loss) income per common share
Basic and diluted	$(0.06)	$0.01	$(0.08)	0.02
Weighted average common shares outstanding
Basic and diluted	45,050,000	45,050,000	45,050,000	45,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	loss	Total
Balance at September 30, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Net income for the period	-	-	-	-	484,210	-	484,210
Foreign currency translation adjustments	-	-	-	-	-	(178,758)	(178,758)
Balance at December 31, 2018	45,050,000	$45,050	$129,907,805	$9,925,794	$31,287,262	$(9,182,623)	$161,983,288
Net income for the period	-	-	-	-	341,545	-	341,545
Foreign currency translation adjustments	-	-	-	-	-	4,083,473	4,083,473
Balance at March 31, 2019	45,050,000	$45,050	$129,907,805	$9,925,794	$31,628,807	$(5,099,150)	$166,408,306
Net income for the period	-	-	-	-	153,169	-	153,169
Foreign currency translation adjustments	-	-	-	-	-	(3,837,762)	(3,837,762)
Balance at June 30, 2019	45,050,000	$45,050	$129,907,805	$9,925,794	$31,781,976	$(8,936,912)	$162,723,713

Balance at September 30, 2019	45,050,000	$45,050	$129,907,805	$10,360,251	$34,070,767	$(15,683,723)	$158,700150
Net loss for the period	-	-	-	-	(257,381)	-	(257,381)
Foreign currency translation adjustments	-	-	-	-	-	4,380,862	4,380,862
Balance at December 31, 2019	45,050,000	$45,050	$129,907,805	$10,360,251	$33,189,365	$(11,302,861)	$162,823,631
Net loss for the period	-	-	-	-	(624,021)	-	(624,021)
Foreign currency translation adjustments	-	-	-	-	-	(2,823,145)	(2,823,145)
Balance at March 31,2020	45,050,000	$45,050	$129,907,805	$10,360,251	$33,189,365	$(14,126,006)	$159,376,465
Net loss for the period	-	-	-	-	(2,575,173)	-	(2,575,173)
Foreign currency translation adjustments	-	-	-	-	-	363,273	363,273
Balance at June 30,2020	45,050,000	$45,050	$129,907,805	$10,360,251	$30,614,192	$(13,762,733)	$157,164,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(3,456,575)	$978,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision (benefit)	(266,319)	374,582
Depreciation	56,366	60,065
Impairment losses on real estate property development completed	2,703,031	-
Changes in assets and liabilities:
Contract assets	12,600,352	2,028,876
Real estate property development completed	(7,549,755)	(57,234,276)
Real estate property under development	(4,393,458)	58,333,457
Other current assets	(1,170,228)	(183,682)
Security deposit	4,761,043	-
Accounts payables	(657,012)	11,517,215
Other payables	150,939	584,025
Contract liabilities	(139,990)	(4,004,221)
Customer deposits	1,785,335	(1,644,082)
Construction deposits	(426)	8,599
Accrued expenses	(631,420)	(12,911)
Taxes payables	(1,979,971)	(1,599,226)
Net cash provided by operating activities	1,811,912	9,207,345

Cash flow from financing activities
Repayments of construction loans	(2,405,349)	(11,418,405)
Net cash used in financing activities	(2,405,349)	(11,418,405)

Effect of changes of foreign exchange rate on cash and restricted cash	184,993	15,360
Net decrease in cash and restricted cash	(408,444)	(2,195,700)
Cash and restricted cash , beginning of period	4,202,117	6,775,577
Cash and restricted cash, end of period	$3,793,673	$4,579,877
Supplemental disclosures of cash flow information:
Interest paid	$5,142,658	$5,439,715
Income taxes paid	$504,064	$287,416

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$516,272	$538,666
Restricted Cash	$3,277,401	$4,041,211
Total cash and restricted cash	$3,793,673	$4,579,877

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on January 14, 2020.

Going concern

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue decreased by approximately $18.0 million during nine months ended June 30, 2020 as compared to the same period of 2019 due to decreased sales volume of both residential and commercial properties developed by us, as a result, we reported a net loss of approximately $3.5 million for the nine months ended June 30,2020. In addition, as of June 30 2020, we had an approximately $140.8 million working capital deficit. The deficit increased by $111.1 million as compared to a deficit of $29.7 million as of September 30, 2019. Based on assessment of current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months and we may not be able to liquidate our large balance of completed real estate property within the next 12 months as we originally expected. Therefore, approximately $95.8 million completed real estate property originally recorded under our current assets as of September 30, 2019 has been reclassified as non-current assets as of June 30,2020. In addition, as of June 30, 2020, we had large construction loans payable balance of approximately $88.5 million with maturity less than one year and large accounts payable balance of approximately $27.0 million to be paid to subcontractors within one year. These factors led to our working capital deficit of approximately $140.8 million as of June 30, 2020. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2020, our total cash and restricted cash balance decreased to approximately $3.8 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of June 30, 2020, we had approximately $107.9 million completed residential apartments and commercial units available for sale to potential buyers when needed (including approximately $12.1 million current portion and approximately $95.8 million non-current portion of real estate property development completed). For the current portion of $12.1 million completed residential apartments and commercial units, we estimate we will be able to substantially sell them within one year to generate cash to be used in our operations and funding our other real estate projects under development. Although we reported approximately $27.0 million accounts payable as of June 30, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of June 30, 2020, we reported approximately $88.5 million short-term construction loans and approximately $17.1 million long-term construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of June 30, 2020, we had approximately $19.2 million customer deposits (including approximately $18.3 million short-term and approximately $0.9 million non-current customer deposits) representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. During the nine months ended June 30, 2020, we had five large ongoing construction projects (see Note 3, real estate property under development) which were under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and expects to construct the Liangzhou Road related projects starting from the fourth quarter of fiscal year 2020. For other four projects, we expect we will be able to obtain government’s approval of the development plans on these projects before the end of fiscal year 2020, and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. For the nine months ended June 30, 2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Amid the COVID-19 outbreak and spread, we have resumed our business activities in early March 2020 and we expect the negative impact of the COVID-19 coronavirus outbreak on our business to be temporary and our sales activities have started to run as normal, which will help us to increase our real estate proper sales in the upcoming months. During the period from February to June 2020, in response to COVID-19 outbreak, various level of government bodies have implemented credit release polices to encourage residential real estate property purchase. The real estate market transaction volume is expected to slowly recover during the latter half of 2020.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, impairment provision on real estate property development completed and real estate property under development, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended June 30,
	2020	2019
Revenue recognized for completed condominium real estate projects	$3,046,430	$149,448
Revenue recognized for condominium real estate projects under development	-	8,006,756
Total	$3,046,430	$8,156,204

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

	For the Nine months ended June 30,
	2020	2019
Revenue recognized for completed condominium real estate projects	$7,240,503	$1,126,013
Revenue recognized for condominium real estate projects under development	-	24,134,543
Total	$7,240,503	$25,260,556

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take Nine to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation. If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party. Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

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

	For Nine months ended June 30,		September 30,
	2020	2019	2019
Period end RMB : USD exchange rate	7.0651	6.8650	7.1477
Period average RMB : USD exchange rate	7.0364	6.8265	6.8753

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. The Company continues to assess the impairment provision when triggering events occur. For the three months and nine months ended June 30, 2020, the Company recognized $2,703,031 impairment losses for certain slow moving real estate property development completed. For the three months and nine months ended June 30, 2019, the Company did not recognize any impairment for real estate property under development or completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2020, the total interest capitalized in the real estate property development was $1,697,227 and $5,157,611, respectively. For the three and nine months ended June 30, 2019, the total interest capitalized in the real estate property development was $ 1,857,424 and $ 5,403,867, respectively

Impairment of long-lived assets

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2020 and September 30, 2019

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC.  As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30,2020 and 2019.

As of June 30, 2020, the tax years ended September 30, 2010 through September 30, 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009 and accordingly all of these tax returns remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of June 30,2020 and September 30, 2019, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.9 million provision for delinquent U.S. and State tax fillings.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and nine months ended June 30,2020 and 2019 were net income (loss) and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There was no anti-dilutive share for the three and nine months ended June 30, 2020 and 2019.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. All of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three and nine months ended June 30, 2020 and 2019, no single supplier accounted for more than 10% of the Company’s total project expenditures.

Recent Accounting Pronouncements

In June 2016, the FASB amended guidance related to the impairment of financial instruments as part of ASU2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842. On May 15, 2019, the FASB issued ASU 2019-05, 9 which provides transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. In January 2020, the FASB issued ASU 2020-2, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020” (“ASU 2020-02”). ASU 2020-02 added and amended SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development As of June 30, 2020 and September 30, 2019:

	Balance as of
	June 30, 2020	September 30, 2019
Development completed:
Hanzhong City Mingzhu Garden Phase I	$536,514	$530,314
Hanzhong City Mingzhu Garden Phase II	32,039,504	24,264,216
Hanzhong City Nan Dajie (Mingzhu Xinju)	-	1,157,554
Hanzhong City Oriental Pearl Garden	22,381,060	19,070,129
Yang County Yangzhou Pearl Garden Phase I	-	1,514,241
Yang County Yangzhou Pearl Garden Phase II	3,165,446	3,054,412
Yang County Yangzhou Palace	49,818,287	52,342,164
Real estate property development completed	107,940,812	101,933,030
Less: Real estate property completed – short-term	12,186,696	100,817,944
Real estate property completed – long-term	$95,754,116	$1,115,086
Under development:
Hanzhong City Shijin Project	6,855,916	6,776,688
Hanzhong City Liangzhou Road and related projects (a)	155,193,732	146,958,903
Hanzhong City Hanfeng Beiyuan East (b)	732,284	706,194
Hanzhong City Beidajie (b)	55,157,657	56,654,212
Yang County East 2nd Ring Road (c)	4,703,583	4,649,228
Real estate property under development –long-term	$222,643,172	$215,745,225

(a)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2020, the main Liangzhou road construction is substantially completed. The Company also completed the relocation of residence by the end of June 2020 and expects to launch the construction of the Liangzhou Road related projects starting from the fourth quarter of fiscal year 2020. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30,2020, the actual costs incurred by the Company were $155,193,732 (September 30, 2019 - $146,958,903) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30,2020, the local government has not completed the budget for these projects therefore the delivery to these projects for government’s acceptance and related settlement were extended to 2021. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30,2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30,2020 and in process of government review and approval. Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

For the three months and nine months ended June 30, 2020, the Company recognized $2,703,031 impairment losses for certain slow moving real estate property development completed. For the three months and nine months ended June 30, 2019, the Company did not recognize any impairment for real estate property under development or completed. The Company will continue to assess the impairment provision for the year ended September 30, 2020.

NOTE 4. CONSTRUCTION LOANS

	June 30, 2020	September 30, 2019
Loan A (i)	$88,845,432	$90,186,614
Loan B (ii)	16,805,023	16,610,822
	105,650,455	106,797,436
Less: current maturities of construction loans	88,507,594	77,332,569
Construction loans – long-term portion	$17,142,861	$29,464,867

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $109.7 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of June 30, 2020, the Company borrowed $88,845,432 under this credit line (September 30, 2019- $90,186,614) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $49,818,287 as of June 30, 2020 (September 30, 2019- $52,342,164). In addition, the Company was required to provide a security deposit for the loan received. As of June 30,2020, the security deposits paid were $2,830,816 (September 30, 2019 - $5,174,014) for loans received. For the three and nine months ended June 30, 2020, interest paid was $1,565,156 and $4,761,043 (2019- $1,692,826 and $4,986,267), respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the periods ended:	Repayment in USD	Repayment in RMB
June 30, 2021	88,507,594	625,315,000
June 30, 2022	337,838	4,386,860
Total	88,845,432	629,701,860

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(ii)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $17 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of June 30, 2020, the balance of loan was $16,805,023 (September 30, 2019 -$16,610,822). The loan carries interest at a fixed interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of approximately $3.4 million from December 2027 through June 2031. The Company pledged the assets of Liangzhou Road related projects with carrying value of $155,193,732 as collateral for the loan. Total interest of $51,502 and $154,463 for the three and nine months ended June 30, 2020 (2019- $53,516 and $158,632) , respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $25 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5 million from December 2027 through May 2031. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2019. Interest charge for three and nine months ended June 30,2020 was $75,739 and $227,152 (2019- $78,699 and $233,282), respectively, which was included in the construction capitalized costs.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30, 2020	September 30, 2019
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,202,654	$7,029,356
Oriental Pearl Garden	4,201,957	4,182,454
Liangzhou road and related projects	886,045	1,043,692
Yangzhou Pearl Garden	1,740,371	1,163,407
Yangzhou Palace	5,131,214	3,764,355

Total	19,162,241	17,183,264
Less: Customer deposits - short-term	18,276,196	16,139,572
Customer deposits - long-term	$886,045	$1,043,692

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately nine to twelve months, the banks have no recourse to the Company for customers’ defaults. As of June 30, 2020 and September 30, 2019, approximately $3.3 million and $3.9 million was guaranteed by the Company, respectively.

NOTE 6. SHAREHOLDER’S LOANS

	As of
	March 31, 2020	September 30, 2019
Shareholder loan – USD loan (a)	$1,810,000	$1,810,000
Shareholder loan – RMB loan (b)	322,845	319,114
Total	$2,132,845	$2,129,114

a.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and principal shareholder”, pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2021. The Company recorded interest of $18,100 and $54,300 for each of the three and nine months ended June 30,2020 and 2019. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2020 and September 30, 2019, respectively.

b.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow in order to support the Company’s Liang Shan Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2020, with at an interest rate of 4.35% per year. For the three and nine months ended June 30,2020, the interest was $5,085 and $14,952 (2019 -$5,148 and $25,686), respectively, which is capitalized in the development cost of Liangzhou road project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue. It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of June 30,2020, the Company had business sales tax payable of $6,334,324 (September 30, 2019 - $7,819,884), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

(B) Corporate income taxes (“CIT”)

The Company's PRC subsidiaries and VIE are governed by the Income Tax Law of the People's Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company's CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue for the year ended September 30, 2017. Starting from fiscal 2019, the Company's CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company's net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of June 30, 2020 and September 30, 2019, the Company's income tax payable balances were $11,558,454 and $11,720,848, respectively. There was no interest and penalty accrued as of June 30,2020 because the Company has not received any penalty and interest charge notice from local tax authorities. The Company expects to pay off the income tax payable balance when the related real estate projects are completely sold. As of June 30,2020, the deferred tax asset balance amounted to $265,238 related to the loss incurred. As of September 30, 2019, the deferred tax asset balance was Nil.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30,2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	(26.4)%	0.8%	(23.1)%	2.7%

Effective tax rate	(1.4)%	25.8%	$1.9%	27.7%

*Valuation allowance change and other adjustments for the three and nine months ended June 30,2020 and 2019 were primarily related to valuation allowance changes on historical losses.

Income tax expense for the three and nine months ended June 30,2020 and 2019 is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Current tax provision	$67,180	$-	$201,000	$-
Deferred tax provision (benefit)	(31,320)	53,243	(266,319)	374,582
Income tax provision (benefit)	$35,860	$53,243	$(65,319)	$374,582

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

As of June 30,2020 and September 30, 2019, the Company recognized a one-time transition toll tax liability of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the one-time transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

As at June 30,2020 and September 30, 2019, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to June 30,2020 and September 30, 2019.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	March 31, 2020	September 30, 2019
CIT	$11,558,454	$11,720,848
Business tax	6,334,324	7,819,884
Other taxes and fees	2,379,890	2,349,086
Total taxes payable	20,272,668	21,889,818
Less: current portion	12,172,114	13,882,875
Tax payable – long term	$8,100,554	$8,006,943

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes nine to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this nine to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of June 30, 2020 and September 30, 2019, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $66 million. As of June 30, 2020 and September 30, 2019, the amount of security deposits provided for these guarantees was approximately $3.3 million and $3.9 million respectively and the Company believes that such reserves are sufficient.

NOTE 9. PENDING NASDAQ COMPLIANCE ISSUE

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. Given the extraordinary market conditions caused by COVID-19, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. Accordingly, the Company has until August 31, 2020, to regain compliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and nine months ended June 30,2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first nine months ended June 30, 2020, our sales, gross profit and net loss were approximately $7.2 million, negative $0.5 million and $3.5 million, respectively, representing an approximate 71.3%, 111.7% and 453.1% decrease in sales, gross profit and net income as compared to nine months ended June 30, 2019, respectively. The decrease in sales was mainly resulted from less gross floor area (“GFA”) sold during nine months ended June 30, 2020 as a result of recent Chinese government curbs designed to cool the Chinese real estate market, which includes but not limit to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, for the nine months ended June 30, 2020, the Company recognized $2,703,031 impairment losses for certain slow moving real estate property development completed, which resulted in gross loss. Furthermore, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis. The COVID-19 outbreak and spread also negatively impacted our operation result for the nine months ended June 30, 2020, to certain extent.

For the nine months ended June 30, 2020, we did not recognized any revenue under the percentage of completion method because all the real estate project generating revenue has been completed by September 30, 2019 and our current under development projects have not met the criteria for revenue recognition under the percentage of completion method. As a result, we put our focus on selling previously completed commercial and residential units in order to reduce the inventory stockpile during current period and accordingly 100% of our current quarter revenue was recognized under the completed contract method.

Total revenue recognized under the percentage of completion method for the nine months ended June 30, 2019 was $24.1 million representing 95.5% of total revenue for the period, with related costs of these real estate sales was $19.6 million, representing 95.1% of the real estate costs in the period. During nine months ended June 30, 2019, the gross profit before sales tax from the percentage of completion method was $4.6 million, representing 97.5% of the total gross profit for that period. .

For the nine months ended June 30,2020, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $687 per square meter, an increase of 35.5% from the ASP of $507 per square meter for the nine months ended June 30, 2019, which was mainly due to more commercial units with higher selling price were sold during the nine months ended June 30, 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $569 per square meter for the nine months ended June 30,2020, increased from the ASP of $372 per square meter for the nine months ended June 30, 2019, because the Company sold certain real estate projects in Hangzhou at discounted price during first nine months of last year.

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

As of June 30, 2020, the relocation of residence in Liangzhou Road related projects has been substantially completed and the Company will launch the construction of the projects starting from the fourth quarter of fiscal year 2020. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands.

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

Based on current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months. However, during the period from February to June 2020, in response to COVID-19 outbreak, various level of government bodies have implemented credit release polices to encourage residential real estate property purchase. The real estate market transaction volume is expected to slowly recover during the latter half of 2020.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2020, the main Liangzhou road construction is substantially completed. As of June 30, 2020, the relocation of residence in Liangzhou Road related projects has been substantially completed and the Company will launch the construction of the projects starting from the fourth quarter of fiscal year 2020. .Due to historical delays in government’s approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

As of June 30, 2020, the actual costs incurred by the Company was approximately $155.2 million (September 30, 2019 - $147.0 million) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km and a budgeted price of approximately $23.8 million (or RMB 168 million), which was approved by the local Yang County government in March 2014. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (June 30,2020 and September 30, 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30,2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2020, the local government was still in the process of assessing the budget for these projects.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take nine to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation. If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer's deposit and resell the property to a third party. Once the Certificate of Property has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, impairment provision on real estate property development completed and real estate property under development, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. The Company continues to assess the impairment provision when triggering events occur. For the three months and nine months ended June 30, 2020, the Company recognized $2,703,031 impairment losses for certain slow moving real estate property development completed. For the three months and nine months ended June 30, 2019, the Company did not recognize any impairment for real estate property under development or completed.

RESULTS OF OPERATIONS

Three Months Ended June 30,2020 compared to Three Months Ended June 30, 2020

Revenues

The following is a breakdown of revenue:

	For Three Months Ended June 30,
	2020	2019
Revenue recognized for completed condominium real estate projects	$3,046,430	$149,448
Revenue recognized for condominium real estate projects under development	-	8,006,756
Total	$3,046,430	$8,156,204

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$132,563	4.4%	$176,700	118.2%	$(44,137)	25.0%
Oriental Pearl Garden	64,560	2.1%	-	-	64,560	100%
Yangzhou Palace	2,781,660	91.3%	-	-	2,781,660	100%
Yangzhou Pearl Garden Phase I and II	67,647	2.2%	(27,252)	(18.2)%	94,899	(348.2)%

Total Real Estate Sales before sales Tax	3,046,430	100%	149,448	100%	2,896,982	1938.5%
Sales Tax	(29,222)		(4,429)		(24,793)	(559.8)%
Revenue net of sales tax	$3,017,208		$145,019		$2,872,189	1980.6%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax significantly increased to approximately $3.0 million for the three months ended June 30, 2020 from approximately $0.1 million. The total GFA sold during three months ended June 30,2020 was merely 3,624 square meters, representing a significant increase from 192 square meters completed and sold during the same period of last year. In addition, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which limited our ability to promote our existing house model to broader range of customers. The sales tax for the three months ended June 30, 2020 was approximately $0.03 million, significantly increased from the same period of 2019, due to more surcharge tax charged for the completed real estate properties during the three months ended June 30, 2020.

Revenue recognized for condominium real estate projects under development

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate project since second quarter of fiscal 2017. For the three months ended June 30, 2020, there was no revenue recognized under the percentage of completion method, because Yangzhou Palace real estate project was completed by September 30, 2019 and our current projects under development as of June 30,2020 have not met the criteria for revenue recognition under the percentage of completion method.

For the three months ended June 30, 2019, the Company recognized $9,140,425 revenue from Yangzhou Palace real estate project.

		For the three months ended June 30, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	100%	$75,786,799	$8,006,756	$75,361,775

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2019 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2020		2019		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$165,305	9.6%	$638,250	9.0%	$(472,945)	(74.1)%
Construction cost	1,562,912	90.4%	6,453,422	91.0%	(4,890.510)	(75.8)%
Total cost	$1,728,217	100%	$7,091,672	100%	$(5,363,455)	(75.6)%

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

Cost of sales was approximately $1.7 million for the three months ended June 30, 2020 compared to $7.1 million for the same period of last year. The $5.4 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended June 30, 2020 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2020 were approximately $0.2 million, as compared to approximately $0.6 million for the three months ended June 30, 2019, representing a decrease of approximately $0.4 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2020 were approximately $1.6 million as compared to approximately $6.5 million for the same period of last year, representing a decrease of approximately $4.9 million. The decrease in construction cost was due to decrease in units sold during the quarter ended June 30, 2020.

Gross Profit

Gross profit was approximately negative $1.4 million for the three months ended June 30, 2020 as compared to approximately gross profit of $0.8 million for the three months ended June 30, 2019, representing a decrease of $2.2 million, which was mainly attributable to impairment losses of $2,703,031 recognized for certain slow moving real estate property development completed during the three months ended June 30, 2020. The gross margin for each real estate projects generally increased from the same period of last year, which was mainly due to growing real estate price in the Hanzhong city and Yang County during fiscal 2020. The ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $855 per square meter, significantly increased from the ASP of $720 per square meter during fiscal 2019, which was mainly due to more commercial units with higher selling price were sold during the nine months ended June 30, 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $673 per square meter for the nine months ended June 30, 2020, increased from the ASP of $281 per square meter for the same period of fiscal 2019, because the Company had few sales of real estate projects in Hangzhou during first nine months of last year with discounted price. In addition, the higher margin in Yanzhou Palace during the current quarter of fiscal 2020 was due to more commercial real estate property sold during the current quarter.

	For Three Months Ended June 30,
	2020		2019
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$38,183	28.8%	$49,445	28.0%
Oriental Garden	16,085	24.9%	-	-%
Yangzhou Pearl Garden Phase I and II	11,684	17.3%	(4,298)	15.8%
Yangzhou Palace	1,252,261	45.0%	1,019,385	12.7%
Sales Tax	(29,222)		(283,810)
Impairment losses on real estate property development completed	(2,703,031)	-	-	-
Total Gross (loss) profit	$(1,414,040)		$780,723
Total Real Estate Sales before Sales Tax	$3,046,430		$8,156,204

Operating Expenses

Total operating expenses increased by 90.0% to approximately $1.1 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019, primarily as a result of an increase of 108.3% in general and administrative expense due to additional professional and project operating related expenses incurred in the current quarter of fiscal 2020. Our total operating expenses accounted for 34.5% and 6.8% of our real estate sales before sales taxes for the three months ended June 30, 2020 and 2019, respectively.

	For Three Months Ended June 30,
	2020	2019
Selling expenses	$77,404	$85,863
General and administrative expenses	973,318	467,159
		-
Total operating expenses	$1,050,722	$553,022
Percentage of Real Estate Sales before Sales Tax	34.5%	6.8%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2020 and 2019.

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

As of June 30, 2020 and September 30, 2019 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

Net Income (Loss)

We reported net losses of approximately $2.6 million for the three months ended June 30, 2020, as compared to net income of approximately $0.2 for the three months ended June 30, 2019.

Other Comprehensive Income (loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation. Translation adjustments resulting from this process amounted to gain of $0.4 million and loss of $3.8 million for the three months ended June 30, 2020 and 2019, respectively, due to the significant fluctuation of RMB during the same period of last year. The balance sheet amounts with the exception of equity at June 30,2020 were translated at 7.0651 RMB to 1.00 USD as compared to 7.1477 RMB to 1.00 USD at September 30, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30,2020 and 2019 were 7.0364 RMB and 6.8265 RMB, respectively.

 Nine Months Ended June 30,2020 compared to Nine Months Ended June 30, 2019

Revenues

The following is a breakdown of revenue:

	For Nine Months Ended June 30,
	2020	2019
Revenue recognized under full accrual method	$7,240,503	$1,126,013
Revenue recognized under percentage of completion method	-	24,134,543
Total	$7,240,503	$25,260,556

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$663,516	9.2%	$956,496	84.9%	$(292,980)	(30.6)%
Yangzhou Pearl Garden Phase I and Phase II	76,355	1.1%	46,803	4.2%	29,552	63.1%
Oriental Garden	186,464	2.6%	122,714	10.9%	63,750	52.0%
Yangzhou Palace	6,314,168	87.2%	-	-	5,708,079	100%

Total Real Estate Sales before Sales Tax	7,240,503	100%	1,126,013	100%	6,114,491	543.0%
Sales Tax	(95,503)		(123,554)		26,420	(21.7)%
Revenue net of sales tax	$7,145,000		$1,004,090		$6,140,991	611.6%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax significantly increased to approximately $7.2 million for the nine months ended June 30, 2020 from approximately $1.1 million in the same period of last year. The total GFA sold during nine months ended June 30, 2020 was merely 10,797 square meters, representing a significant increase from the 3,093 square meters completed and sold during the same period of last year. The sales tax for the nine months ended June 30, 2020 was approximately $0.1 million, decreased by 21.7% from the same period of 2019, due less surcharge tax charged for the completed real estate properties during the nine months ended June 30, 2020.

Revenue recognized for condominium real estate projects under development

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate project since second quarter of fiscal 2017. For the nine months ended June 30, 2020, there was no revenue recognized under the percentage of completion method, because Yangzhou Palace real estate project was completed by September 30, 2019 and our current projects under development as of June 30,2020 have not met the criteria for revenue recognition under the percentage of completion method.

For the nine months ended June 30, 2019, the Company recognized $24,134,543 revenue from Yangzhou Palace real estate project.

Revenue recognized for condominium real estate projects under development

		For the Nine months ended June 30, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Hanzhong
Yangzhou Palace	297,450	100%	$75,786,799	$24,134,543	$75,361,775

(1)	Percentage of completion is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in the each real estate building , estimated as of the time of preparation of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of June 30, 2019 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Nine Months Ended March 31,
	2020		2019		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$462,934	9.4%	$2,036,573	9.9%	$(1,573,639)	(77.3)%
Construction cost	4,437,276	90.6%	18,534,876	90.1%	(14,097,600)	(76.1)%
Total cost	$4,900,210	100%	$20,571,449	100%	$(15,671,239)	(76.2)%

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

Cost of sales was approximately $4.9 million for the nine months ended June 30, 2020 compared to $20.6 million for the same period of last year. The $15.7 million decrease in cost of sales was mainly attributable to less GFA sold during the nine months ended June 30, 2020 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2020 were approximately $0.5 million, as compared to approximately $2.0 million for the nine months ended June 30, 2019, representing a decrease of approximately $1.5 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in the first nine months 2020 was significantly less than the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2020 were approximately $4.4 million as compared to approximately $18.5 million for the same period of last year, representing a decrease of approximately $14.1 million. The decrease in construction cost was due to decrease in units sold during the first nine months of fiscal 2020.

Gross profit

Gross profit was approximately negative $0.5 million for the nine months ended June 30, 2020 as compared to approximately gross profit of $3.9 million for the nine months ended June 30, 2019, representing a decrease of $4.4 million, which was mainly attributable to impairment losses of $2,703,031 recognized for certain slow moving real estate property development completed during the nine months ended June 30, 2020. The gross margin for each real estate projects generally increased from the same period of last year. For the first nine months of fiscal 2020, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $687 per square meter, an increase of 35.5% from the ASP of $507 per square meter for the nine months ended June 30, 2019, which was mainly due to more commercial units with higher selling price were sold during the nine months ended June 30, 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $570 per square meter for the nine months ended June 30, 2020, increased from the ASP of $372 per square meter for the nine months ended June 30, 2019, because the Company had few sales of real estate projects in Hangzhou during first nine months of last year with discounted price. . In addition, the higher margin in Yanzhou Palace during the first nine months of fiscal 2020 was due to more commercial real estate property sold during the current period.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2020		2019
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$185,245	27.9%	$159,592	16.7%
Oriental Garden	52,504	28.2%	(50,816)	(41.4)%
Yangzhou Pearl Garden	12,863	16.8%	7,454	15.9%
Yangzhou Palace	2,089,681	33.1%	4,572,877	18.9%
Sales Tax	(95,503)		(788,766)
Impairment losses on real estate property development completed	(2,703,031)		-	-
Total Gross Profit	(458,241)		3,900,341
Total Real Estate Sales before Sales Tax	$7,240,503		$25,260,556

Operating Expenses

Total operating expenses were approximately $52.9 million and $2.1 million for the nine months ended June 30, 2020 and 2019, respectively. The increase in selling expenses of $0.1 million for nine months ended June 30, 2020 was primarily attributed to higher marketing activities costs. The increase in general administration expense of $0.7 million for the nine months ended June 30, 2020 was primarily attributed to more project operating and professional fee expenses incurred. Our total operating expenses accounted for 39.5% and 8.2% of our real estate sales before sales taxes for the nine months ended June 30, 2020 and 2019, respectively.

	For Nine Months Ended June 30,
	2020	2019
Selling expenses	$477,962	$360,763
General and administrative expenses	2,381,572	1,721,778

Total operating expenses	$2,859,534	$2,082,541
Percentage of Real Estate Sales before Sales Tax	39.5%	8.2%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2020 and 2019.

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

As of June 30, 2020 and September 30, 2019 the Company accrued a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company provided an additional $0.9 million tax provision due to delinquent U.S. tax return fillings.

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

Net Income (loss)

We reported net loss of approximately $3.5 million for the nine months ended June 30,2020, as compared to net income of approximately $1.0 million for the nine months ended June 30, 2019. The decrease of $4.4 million in our net income was primarily due to lower amount of revenue for the nine months ended June 30,2020 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to gain of $1.9 million and loss of $0.1 million for the nine months ended June 30, 2020 and 2019, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at June 30, 2020 were translated at 7.0651 RMB to 1.00 USD as compared to 7.1477 RMB to 1.00 USD at September 30, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30,2020 and 2019 were 7.0364 RMB and 6.8265 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

For the recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, and our revenue decreased by approximately $18.0 million during the first nine months of fiscal 2020 as compared to the same period of 2019 due to decreased sales volume of both residential and commercial properties developed by us, as a result, we reported a net loss of approximately $3.5 million for the nine months ended June 30, 2020. In addition, as of June 30,2020, we had an approximately $140.8 million working capital deficit. The deficit increased by $111.1 million as compared to a deficit of $29.7 million as of September 30, 2019. Based on assessment of current economic environment, customer demand and sales trend and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming months and we may not be able to liquidate our large balance of completed real estate property within the next 12 months as we originally expected. Therefore, approximately $95.8 million completed real estate property originally sitting under our current assets as of September 30, 2019 has been reclassified as non-current assets as of June 30, 2020. In addition, as of June 30, 2020, we had large construction loans payable balance of approximately $88.5 million with maturity less than one year and large accounts payable balance of approximately $27.0 million to be paid to subcontractors within one year. These factors led to our working capital deficit of approximately $140.8 million as of June 30, 2020. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern for the next 12 months from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2020, our total cash and restricted cash balance decreased to approximately $3.8 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of June 30, 2020, we had approximately $107.9 million construction completed residential apartments and commercial units available for instant sales to potential buyers when needed (including approximately $12.2 million current portion and approximately $95.8 million non-current portion of real estate property development completed). For the current portion of $12.2 million completed residential apartments and commercial units, we estimate we will be able to substantially sell them within one year to generate cash to be used in our operations and funding our other real estate projects under development. Although we reported approximately $27.0 million accounts payable as of June 30, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of June 30, 2020, we reported approximately $88.5 million short-term construction loans and approximately $17.1 million long-term construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of June 30, 2020, we had approximately $19.2 million customer deposits (including approximately $18.3 million short-term and approximately $0.9 million non-current customer deposits) representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. During the nine months ended June 30,2020, we had five large ongoing construction projects (see Note 3, real estate property under development) which were under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and expects to construct the Liangzhou Road related projects starting from the fourth quarter of fiscal year 2020. For other four projects, we expect we will be able to obtain government’s approval of the development plans on these projects by before the end of fiscal year 2020, and start the pre-sale of the real estate property to generate cash when certain property development niches have been achieved. For the nine months ended June 30,2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and will continue to provide his personal funds to support the Company’s operation whenever necessary.

Amid the COVID-19 outbreak and spread, we have resumed our business activities in early March 2020 and we expect the negative impact of the COVID-19 coronavirus outbreak on our business to be temporary and our sales activities have started to run as normal, which will help us to increase our real estate proper sales in the upcoming months. During the period from February to June 2020, in response to COVID-19 outbreak, various level of government bodies have implemented credit release polices to encourage residential real estate property purchase. The real estate market transaction volume is expected to slowly recover during the latter half of 2020.

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

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended June 30,
	2020	2019
Net cash provided by operating activities	$1,811,912	$9,207,345
Net cash used in financing activities	(2,405,349)	(11,418,405)
Effect of change of foreign exchange rate on cash and restricted cash	184,993	15,360
Net decrease in cash and restricted cash	(408,444)	(2,195,700)
Cash and restricted cash, beginning of period	4,202,117	6,775,577
Cash and restricted cash, end of period	$3,793,673	$4,579,877

Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2020 was approximately $1.8 million, consisting of net loss of approximately $3.5 million, adjusted by impairment losses of $2.7 million on certain slow moving real estate property development completed projects and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed together with the changes in the cost and earnings in excess of billings by approximately $12.6 million due to sales of our Yangzhou Palace project, a collection of security deposit of $4.8 million and an increase in customer deposit received of $1.8 million, offset by additional spending in real estate under development of $4.4 million and payments of accrued expense and tax payable in aggregated of approximately $2.6 million.

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

Financing Activities

Net cash flows used in financing activities was approximately $2.4 million for nine months ended June 30, 2020, which due to a repayment of construction loans of approximately $2.4 million during the nine months ended June 30,2020.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30,2020. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended June 30,2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

August 19, 2020	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer

