Form 10-K
period 2020-09-30
CHINA HGS REAL ESTATE INC.
filed 2021-01-13
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 30, 2020, the last business day of the Company's second fiscal quarter, as reported by the Nasdaq Capital Market on that date, was $9,770,400. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of January 13, 2021, the number of shares outstanding of the registrant’s common stock was 22,525,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2020

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

In September 2020, the Company started land leveling and construction process for the Oriental Garden Phase II and Liangzhou Mansion real estate properties in the Liangzhou road real estate project. Our Liangzhou Road related projects, which consist of residential buildings, office buildings and commercial plaza, will start construction after the approval by the local government of the road and become a new city center of Hanzhong city.

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

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes less than 2 hours. The new airport in Hanzhong was completed and put into service in 2014. The airport handled 650,000 passengers and 2,200 tons of cargo in 2019. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong was completed in 2017. It takes 1.5 hours from Hanzhong to Xi’an and 2.5 hours from Hanzhong to Chengdu. The railway passenger’s volume is expected to increase from 1.5 million to 6 million by 2020.

In accordance with Hanzhong Government’s 2019 annual report, Hanzhong’s GDP reached RMB 154.8 billion (approximately $22.8 billion) by 2019 calendar year, representing a 5.1% increase from 2018 calendar year. Residents’ annual disposable income for 2019 calendar year was RMB32,828 (equivalent to $4,835), representing a 8.1% increase as compared to 2018 calendar year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers for the Tier 1 and Tier 2 cities in China. The income from migration workers also is becoming a significant factor in supporting the hometown economy. Based on Hanzhong Government’s 2019 annual report, the number of Hanzhong’s migration workers reached approximately 865,000 as of December 31, 2019 (2018 – 834,700).

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2020 consisted of 78 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

A typical real estate property sales transaction usually consists of three steps. First, the customer pays a deposit to the Company. Within a week, after paying the deposit, the customer will sign a purchase contract with us and make a down payment to us in cash. After making the down payment, the customer arranges for a mortgage loan for the balance of the purchase price. Once the loan is approved, the mortgage loan proceeds are paid to us directly by the bank. Finally, we deliver the property to the customer. Legal title, as evidenced by a property ownership certificate issued by local land and construction bureaus, will be delivered to the customer.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2020, the Company had security deposits for these guarantees amounted to approximately $3.4 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

LAND ACQUISITION PROCESS			Project planning and design	Project construction and Management	Pre-sale, sale and marketing	After-sale and delivery

Opportunity Identification	Initial Planning	Land Acquisition
-Strategic planning	-Feasibility study	-Financial assessment	-Outsource architectural and engineering design	-Outsource construction	-Pre-sale	-Delivery
-Geographic and market analysis	-Preliminary design	-Internal approval	-Design management	-Construction supervision	-Marketing	-Feedback collection
	-Project evaluation	-Bidding process	-Arrange financing	-Quality control	-Advertising
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

Our main projects located in Hanzhong City are: Mingzhu Beiyuan, Oriental Pearl Garden and Liangzhou Road related projects. In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Nanyuan

Mingzhu Nanyuan consists of multi-layer residential buildings and sub-high-rise and high-rise residential buildings with commercial shops on the first floors, all of which were completed by fiscal 2012 with total GFA of 35,220 square meters. As of September 30, 2020, the remaining unsold GFA was Nil.

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of Nil square meters as of September 30, 2020. The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2020, the unsold GFA was 80,894.

Mingzhu Xinju

This project is located in the downtown of Hanzhong City. It consists of two residential buildings, with commercial shops located on the first floors with total GFA of 21,137 square meters. One building was completed by fiscal 2010 and the other one completed by fiscal 2011 with remaining unsold GFA of Nil square meters as at September 30, 2020, which are primarily underground parking units.

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2020, the unsold GFA was 57,418 square meters.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2020, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of Nil square meters. Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters. The construction was completed in fiscal 2015. As of September 30, 2020, the unsold GFA of Yangzhou Pearl Garden Phase II was 12,458 square meters.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed by for the year ended September 30, 2019. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2020, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 131,354 square meters.

The following table sets forth our real estate projects in the year ended September 30, 2020:

Project Name	Location	Type of Buildings	GFA sold / disposed during the year	Unsold GFA as of September 30, 2019
Yangzhou Pearl Garden Phase I	Yang County	Multi-layer residential
		Sub-high-rise residential	7,240	-

Mingzhu Garden
(Mingzhu Nanyuan)	Hanzhong City	Sub-high-rise residential	343	-

Mingzhu Garden
(Mingzhu Beiyuan) Phase I	Hanzhong City	High-rise residential	2,151	-

Nan Dajie
(Mingzhu Xinju)	Hanzhong City	High-rise residential	3,541	-

Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	8,579	80,894

Oriental Pearl Garden	Hanzhong City	High-rise residential	230	57,418

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	299	12,458
Yangzhou Palace	Yang County	High-rise residential	10,854	131,354
Total			33,237	282,124

(1)	The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

•	for properties that are sold, the stated GFA is based on that sales contracts relating to such property;

•	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

•	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of approximately $17.6 million (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2020, a deposit of approximately $1.9 million was paid by the Company (2019- $2.8 million). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2020 and 2019, none suppliers accounted for more than 10% of the total project expenditures.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2020, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and record. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2020, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 139 full-time employees.

Department
Management	27
Accounting Staff	7
Sales and marketing staff	78
Administrative	27
Total	139

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business

Our business is sensitive to China economy and China real estate policies. A downturn in China economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. As exports slowed, China’s reported GDP growth dropped to 6.2% in the first nine months of 2019 calendar year from 8.1% in the first quarter of 2012, prompting the government to loosen economic policy to support growth. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, have brought the PRC property market further down to the bottom in 2012 and the recovery of real market is shown in the 2014 and in 2015. In the first nine months of 2020, the overall risk remained in tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. For the years ended September 30, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2020 and 2019, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $78 million and $70 million, respectively. As of September 30, 2020 and 2019, the amount of security deposits provided for these guarantees was approximately $3.4 million and $3.9 million respectively and the Company believes that such reserves are sufficient.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2020 The Company’s remediation plan is listed in Item 9A. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. Given the extraordinary market conditions caused by COVID-19, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. Accordingly, the Company has until August 31, 2020, to regain compliance.  As of November 3, 2020, The Company has been advised that March 1, 2021 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the company fail to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on The Nasdaq Stock Market.

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

FISCAL 2019	High	Low
1st Quarter Ended December 31, 2019	$1.80	$1.16
2nd Quarter Ended March 31,2020	$3.70	$0.48
3rd Quarter Ended June 30, 2020	$4.40	$0.52
4th Quarter Ended September 30, 2020	$2.88	$0.85
FISCAL 2018	High	Low
1st Quarter Ended December 31, 2018	$1.60	$0.82
2nd Quarter Ended March 31,2019	$1.39	$0.90
3rd Quarter Ended June 30, 2019	$1.18	$0.80
4th Quarter Ended September 30, 2019	$0.91	$0.66

Holders

According to the records of our transfer agent, China HGS had 288 stockholders of record as of September 30, 2020.

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

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16	30-Sep-17	30-Sep-18	30-Sep-19	30-Sep-20
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46	31.81	29.43	16.99	25.84
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27	274.25	339.71	337.72	471.48
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45	140.98	160.45	136.85	162.44

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

Item 7.  Management's Discussion And Analysis of Financial Conditions And Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2020, our sales and net loss were approximately $13.0 million and $1.0 million, respectively, representing a decrease of approximately 67.5% and 73.5% from fiscal 2019, respectively. The decrease in revenue, gross profit and net income was mainly due to less GFA sold during fiscal 2020.

For fiscal 2020, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $718 per square meter, consistent from ASP of $720 per square meter in fiscal 2019. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $419 per square meter for fiscal 2020, decreased by 25.2% as compared to the ASP of $560 per square meter for fiscal 2019. The decrease ASP in Hanzhong real estate projects was mainly due to the fact that many units sold in fiscal 2020 was for government’s reallocation of residence purpose with lower ASP.

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

Liangzhou road related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of September 30, 2020, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process. Since the Company started land leveling and construction process for the Oriental Garden Phase II and Liangzhou Mansion real estate properties in the Liangzhou road real estate project in September, 2020, the Company expected to the government’s acceptance to be completed before the end of fiscal 2021. The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2020, the actual costs incurred by the Company were $164,879,955 (September 30, 2019 - $146,958,903) and the incremental cost related to residence resettlement approved by the local government.

The Liangzhou Road related projects mainly consists Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area. The Company started land leveling and construction process for the Oriental Garden Phase II and Liangzhou Mansion real estate properties in the Liangzhou road real estate project in September, 2020.

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

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank ( September 30, 2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2020, the local government was still in the process of assessing the budget for these projects.

Under development:	Estimated Completion time of construction
Hanzhong City Hanfeng Beiyuan East Road	To be delivered to the government in 2021
Hanzhong City Liangzhou Road related projects	The road construction was substantially completed in September 2018, the other related projects started in September 2020.
Hanzhong City Beidajie project	Under planning stage
Yang County East 2nd Ring Road	To be delivered to the government in 2021

RESULTS OF OPERATIONS

Year ended September 30, 2020 as compared to year ended September 30, 2019

Revenues

The following is a breakdown of revenue for the years ended September 30, 2020 and 2019:

	For the years ended September 30,
	2020	2019
Revenue recognized for completed condominium real estate projects	$12,979,227	$13,400,491
Revenue recognized for condominium real estate projects under development	-	26,564,065
Total	$12,979,227	$39,964,556

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For the Years Ended September 30,
	2020		2019			Variance
	Revenue	%	Revenue	%	Variance	%
Projects
Yangzhou Pearl Garden Phase I and II	$1,312,921	10.1%	$2,726,864	20.3%	$(1,413,943)	(51.9)%
Oriental Pearl Garden	187,284	1.4%	2,627,563	19.6%	(2,440,279)	(92.9)%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	3,500,750	27.0%	8,046,064	60.1%	(4,545,314)	(56.5)%
Yangzhou Palace	7,978,272	61.5%	-		7,978,272	100%
Total Revenue	12,979,227	100%	13,400,491	100%	(1421,264)	(3.1)%
Sales Tax	(193,719)		(133,803)		(59,916)	(44.8)%
Revenue net of sales tax	$12,785,508		$13,266,688		$(481,180)	(3.6)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to last year, revenues before sales tax decreased by 3.1% to approximately $13.0 million in fiscal 2020 from approximately $13.4 million in fiscal 2019. The total GFA sold during fiscal 2020 was 21,735 square meters, consistent from the 22,339 square meters sold during last year. Currently, our Mingzhu Garden Phase I and Phase II, Yangzhou Pearl Garden Phase I and Phase II and Oriental Garden Phase I have all been completed in prior years as well as Yangzhou Palace projects has been completed during the third quarter of fiscal 2019, therefore only limited models are available for customer selection, which limited our ability to promote our existing house model to broader range of customers and resulted in lower sales for current year. The sales tax for fiscal 2020 increased by 44.8% from fiscal 2019, due to more surcharge tax charged for the completed real estate properties during fiscal 2020.

Revenue recognized for condominium real estate projects under development

We started to recognize revenue under the percentage of completion method for Yangzhou Palace real estate project since second quarter of fiscal 2017. For the year ended September 30, 2020, there was no revenue recognized under the percentage of completion method, because Yangzhou Palace real estate project was completed by September 30, 2019 and our current real estate projects under development in Liangzhou Road and related project under development as of September 30, 2020 have not met the criteria for revenue recognition under the percentage of completion method.

		For the year ended September 30, 2019
	Total GFA	Average Percentage of Completion(1)	Qualified Contract Sales(2)	Revenue Recognized under Percentage of Completion	Accumulated Revenue recognized under Percentage of completion
Real estate properties under development located in Yang County
Yangzhou Palace	297,450	100%	$77,979,739	$26,564,065	$77,979,739

(1)	Percentage of Completion progress is calculated by dividing total costs incurred by total estimated costs for the relevant buildings in each real estate building , estimated as of the date of our financial statements as of and for the year indicated.

(2)	Qualified contract sales only include all contract sales with customer deposits balance as of September 30, 2019 and 2019 equal or greater than 30% of contract sales amount and related individual of buildings were sold over 20%.

(3)	The actual GFA will be re-measured when the real estate project is completed, which could be slightly different from the estimated GFA at the beginning of the real estate projects.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2020		2019
	Cost	Percentage	Cost	Percentage	Variance	Variance %
Land use rights	$843,284	9.0%	$2,692,563	8.9%	$(1,849,279)	(68.7)%
Construction costs	8,526,536	91.0%	27,560,950	91.1%	(19,034,414)	(69.1)%
Total	$9,369,820	100%	$30,253,513	100%	$(20,883,693)	(69.0)%

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

Cost of sales was approximately $9.4 million for the year ended September 30, 2020 compared to $30.3 million for the year ended September 30, 2019. The 69% decrease in cost of sales was mainly attributable to the decrease in total GFA sold for Oriental Pearl Garden, Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II  and Yang County Yangzhou Palace project during fiscal 2020 which led to decreased revenue and cost of sales during fiscal 2020.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2020 were approximately $0.8 million, as compared to $2.7 million for the year ended September 30, 2019, representing a decrease of $1.8 million from last year. The decrease in costs of land use rights was due to less GFA sold during fiscal 2020.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2020 were approximately $8.5 million as compared to approximately $27.6 million for the year ended September 30, 2019, representing a decrease of $10.0 million. The decrease in construction cost was due to the decrease in units sold in fiscal 2020.

Gross profits

Gross profit was approximately $0.7 million for the year ended September 30, 2020 as compared to approximately $9.3 million for the year ended September 30, 2019, representing a decrease of approximately $8.6 million, which was mainly attributable to less GFA sold in Oriental Pearl Garden and Yang County Yangzhou Palace project during fiscal 2020 and addition impairment of $2.7 million recognized during the year. We have only limited models available for customer selection in Oriental Pearl Garden project and Yangzhou Yangzhou Palace project, therefore, the sales from these completed projects decreased from last year. For fiscal 2020, our average selling price (“ASP”) for real estate projects (excluding sales of parking spaces) located in Yang County was approximately $719 per square meter, consistent from the ASP of $720 per square meter for fiscal 2019. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $419 per square meter for fiscal 2020, decreased by 25.2% as compared to the ASP of $560 per square meter for fiscal 2019. The decrease ASP in Hanzhong real estate projects was mainly due to the fact that many units sold in fiscal 2020 was for government’s reallocation of residence purpose with lower selling price.

The overall gross profit as a percentage of real estate sales was 5.5% for the year ended September 30, 2020, decreased from 23.3% for the year ended September 30, 2019, was mainly due to the additional impairment loss of $2.7 million recognized for the year ended September 30, 2020.

	For the Year Ended September 30
	2020		2019
Project	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Variance	Variance %
Yangzhou Pearl Garden Phase I and II	$289,032	22%	$1,619,575	59%	$(1,330,543)	82%
Yangzhou Palace	2,424,864	30%	5,210,427	20%	(2,785,563)	(54)%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	842,776	24%	2,105,274	26%	(1,262,498)	(60)%
Oriental Garden	52,735	28%	775,767	30%	(723,032)	(93)%
Sales Tax	(193,719)	-	(389,406)	-	195,687	(50)%
Impairment losses on real estate property development completed	(2,703,031)		-	-	(2,703,031)	-
Total Gross Profit	$712,657	5.5%	$9,321,637	23%
Total Revenue	$12,979,227		$39,964,556

Operating expenses

Total operating expenses decreased by 8.0% or approximately $0.3 million to approximately $2.9 million for the year ended September 30, 2020 from approximately $3.2 million for the year ended September 30, 2019, as a result of a decrease in general administrative expense of approximately $0.3 million, but offset with a slight increase in selling expense of $0.1 million. The Company incurred more marketing expense in fiscal 2020 to promote the sales in Yangzhou Palace project, which resulted higher selling expense in last year. The $0.3 million decrease in general and administrative expense was due to less consulting and professional fee incurred for the year ended September 30, 2020.

	For the years ended September 30,
	2020	2019
General and administrative expenses	$2,324,057	$2,661,578
Selling expenses	580,639	494,646
Total Operating expenses	$2,904,696	$3,156,224
Percentage of Revenue before sales tax	22.4%	7.9%

Interest expense, net

Net interest expense was approximately $0.1 million for the year ended September 30, 2020 and 2019.

Other income, net

For the year ended September 30, 2020, the Company had net other income of $1.4 million due to the fact that the Company disposed certain real estate properties in the existing real estate property completed and under-development to suppliers with settlement of their related payables. For the year ended September 30, 2019, the Company incurred net other expense of $0.3 million for certain non-operating related expenditures.

Income taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the years ended September 30, 2020 and 2019.

For the year ended September 30, 2020, the income tax provision was approximately $0.8 million, decreased from approximately $2.0 million in fiscal 2019 due to loss incurred in fiscal 2020.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2020, the Company provided an additional $1.0 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For years ended September 30, 2020 and 2019, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net income

We reported approximately net income of $1.0 million in net income for the year ended September 30, 2020, representing a decrease of 73.5% or approximately $2.7 million as compared to net income of approximately $3.7 million for the year ended September 30, 2019. The decrease in net income was mainly due to less GFA sold during fiscal 2020.

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

Translation adjustments amounted to approximately $8.6 million and negative $6.7 million for the years ended September 30, 2020 and 2019, respectively.  The balance sheet amounts with the exception of equity at September 30, 2020 were translated at 6.7896 RMB to 1.00 USD as compared to 7.1477 RMB to 1.00 USD at September 30, 2019. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2020 and 2019 were 7.0056 RMB to 1.00 USD and 6.8753 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue decreased by approximately $27.0 million in fiscal 2020 as compared to fiscal 2019 due to decreased sales volume of both residential and commercial properties developed by us. Based on assessment of current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming periods. As a result, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within a short term as we originally expected. In addition, as of September 30, 2020, we had large construction loans payable balance of approximately $109.9 million and large accounts payable balance of approximately $25.4 million to be paid to subcontractors within one year. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2020, our total cash and restricted cash balance decreased to approximately $3.9 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2020, we had approximately $109.0 million completed residential apartments and commercial units available for sale to potential buyers when needed. Although we reported approximately $25.4 million accounts payable as of September 30, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of September 30, 2020, we reported approximately $109.9 million construction loan borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of September 30, 2020, we had approximately $19.4 million customer deposits representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. For the year ended September 30, 2020, we had five large ongoing construction projects, which were under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and expects to construct the Liangzhou Road related projects starting from the fourth quarter of fiscal year 2020. For other four projects, we expect we will be able to obtain government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. For the years ended September 30, 2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

Cash Flow

Year ended September 30, 2020 as compared to year ended September 30, 2019

Comparison of cash flows results for the fiscal year ended September 30, 2020 and fiscal year ended September 30, 2019 are summarized as follows:

	For the years ended September 30,
	2020	2019	Variance
Net cash provided by operating activities	$2,217,264	$8,937,581	$(6,720,317)
Net cash used in provided by financing activities	$(2,415,924)	$(11,337,359)	$8,921,435
Effect of changes of foreign exchange rate on cash	$(135,921)	$(173,682)	$37,761
Net increase (decrease) in cash	$(334,581)	$(2,573,460)	$2,238,879

Operating activities

Net cash provided by operating activities during fiscal 2020 was approximately $2.2 million, consisting of net income of approximately $1.0 million, noncash adjustments of approximately $2.7 million impairment on the real estate property completed and deficit of $5.0 million due to gain on settlement of certain payables with suppliers and settlements on shareholder loans and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $9.4 million due to the sales of real estate properties, a decrease of security deposit with government of $6.3 million due to the fact that the Company started the construction of Liangzhou road and affiliated projects in September 2020 and the local government refunded such deposits to support the Company’s working capital and an increase of $1.3 million in customers deposit received from buyers, offset by the continuous spending on real estate property under development of $7.5 million, a reduction of accounts payable of $1.5 million due to payments to suppliers based on development progress and a reduction of tax payable of $2.6 million.

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

Financing activities

Net cash used in financing activities was approximately $4.6 million for fiscal 2020, mainly representing the repayment of construction loan of $2.4 million during fiscal 2020 and a settlement of shareholder loan of $2.1 million.

Net cash used in financing activities was approximately $11.3 million for fiscal 2019, mainly representing the repayment of loans during fiscal 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the years ended September 30, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2020 and 2019, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million and $78 million, respectively. As of September 30, 2020 and 2019, the amount of security deposits provided for these guarantees was approximately $3.4 million and $3.9 million respectively and the Company believes that such reserves are sufficient.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have a material impact on our business in the near future.

Critical Accounting Policies and Management Estimates

Revenue recognition

The Company adopted FASB ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on October 1, 2018 using the modified retrospective approach. Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price, including the constraint on variable consideration;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when (or as) the Group satisfy a performance obligation.

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial property in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2020 and 2019, the Company recognized $2,703,031 and nil impairment for real estate property completed, respectively.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China HGS Real Estate Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. and subsidiaries (the “Company”) as of September 30, 2020, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2020

New York, NY

January 13, 2021

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2009 through 2020

New York, New York

January 14, 2020

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
ASSETS
Cash	$457,699	$263,139
Restricted cash	3,409,837	3,938,978
Contract assets	14,255,328	12,668,925
Real estate property development completed	94,671,258	101,933,030
Other assets	8,132,555	2,031,937
Property, plant and equipment, net	571,330	614,008
Security deposits	1,855,506	7,972,117
Real estate property under development	227,741,017	215,745,225
Due from local government for real estate property development completed	2,869,623	2,725,854

Total Assets	$353,964,153	$347,893,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Construction loans	$109,937,408	$106,797,436
Accounts payables	25,415,352	27,368,510
Other payables	4,028,048	5,289,176
Construction deposits	3,202,730	3,042,273
Contract liabilities	1,847,685	1,907,828
Customer deposits	19,405,528	17,183,264
Shareholder loans	-	2,129,114
Accrued expenses	1,920,370	3,585,644
Taxes payable	19,881,211	21,889,818
Total liabilities	185,638,332	189,193,063

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,525,000* shares issued and outstanding September 30, 2020 and 2019	22,525	22,525
Additional paid-in capital*	129,930,330	129,930,330
Statutory surplus	10,458,395	10,360,251
Retained earnings	34,954,061	34,070,767
Accumulated other comprehensive loss	(7,039,490)	(15,683,723)
Total stockholders' equity	168,325,821	158,700,150

Total Liabilities and Stockholders' Equity	$353,964,153	$347,893,213

*the number of common stock outstanding has been restated to reflect the 2:1 stock reverse split on August 20, 2020 (Note 11).

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2020 and 2019

	2020	2019
Real estate sales	$12,979,227	$39,964,556
Less: Sales tax	193,719	389,406
Impairment losses on real estate property development completed	2,703,031	-
Cost of real estate sales	9,369,820	30,253,511
Gross profit	712,657	9,321,639
Operating expenses
Selling and distribution expenses	580,639	494,646
General and administrative expenses	2,324,057	2,661,578
Total operating expenses	2,904,696	3,156,224
Operating income	(2,192,039)	6,165,415
Interest expense, net	(65,535)	(131,270)
Other income (expense), net	4,080,945	(309,930)
Income before income taxes	1,823,371	5,724,215
Provision for income taxes	841,933	2,022,043
Net income	981,438	3,702,172
Other comprehensive loss
Foreign currency translation adjustment	8,644,233	(6,679,858)
Comprehensive income (loss)	$9,625,671	$(2,977,686)
Basic and diluted income per common share
Basic and diluted	$0.04	$0.16
Weighted average common shares outstanding
Basic and diluted*	22,525,000	22,525,000

*the number of common stock outstanding has been restated to reflect the 2:1 stock reverse split on August 20, 2020 (Note 11).

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares*	Amount	Paid-in Capital	Surplus	Earnings	Loss	Total
Balance at September 30, 2018	22,525,000	$22,525	$129,930,330	$9,925,794	$30,803,052	$(9,003,865)	$161,677,836
Appropriation of statutory reserve				434,457	(434,457)		-
Net income for the year					3,702,172		3,702,172
Foreign currency translation adjustments						(6,679,858)	(6,679,858)
Balance at September 30, 2019	22,525,000	$22,525	$129,930,330	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150
Appropriation of statutory reserve				-	-		-
Net income for the year					981,438		981,438
Appropriation of statutory reserve				98,144	(98,144)		-
Foreign currency translation adjustments						8,644,233	8,644,233
Balance at September 30, 2020
	22,525,000	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821

*the number of common stock outstanding has been restated to reflect the 2:1 stock reverse split on August 20, 2020 (Note 11).

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net income	$981,438	$3,702,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	-	1,302,606
Depreciation	72,748	79,270
Impairment losses on real estate property development completed	2,703,031	-
Gain on settlement of shareholder loan and payables with suppliers	(4,998,762)	-
Changes in assets and liabilities:
Advances to vendors	-	20,395
Security deposits	6,335,525	-
Contract assets	(889,901)	(601,265)
Real estate property development completed	9,369,820	(45,818,735)
Real estate property under development	(7,511,989)	50,974,817
Other assets	(398,747)	(725,508)
Accounts payables	(1,498,176)	7,967,500
Other payables	23,918	609,156
Contract liabilities	(155,809)	(3,854,568)
Customer deposits	1,275,401	(4,261,166)
Construction deposits	-	8,538
Accrued expenses	(474,420)	700,527
Taxes payables	(2,616,813)	(1,166,158)
Net cash provided by operating activities	2,217,264	8,937,581

Cash flow from financing activities
Proceeds from construction loans	-	488,307
Repayment of construction loans	(2,415,924)	(11,825,666)
Repayment of shareholder loans	-	-
Net cash (used in) financing activities	(2,415,924)	(11,337,359)
Effect of changes of foreign exchange rate on cash	(135,921)	(173,682)
Net (decrease) in cash	(334,581)	(2,573,460)
Cash, restricted cash, beginning of year	4,202,117	6,775,577
Cash, restricted cash, end of year	$3,867,536	$4,202,117
Supplemental disclosures of cash flow information:
Interest paid	$6,847,515	$7,199,086
Income taxes paid	$782,836	$347,675

Representing
Cash	$457,699	$263,139
Restricted cash	$3,409,837	$3,938,978
	$3,867,536	$4,202,117
Non-cash financing activities:
Settlement of shareholder loan and related accrued interest	$(3,402,313)	-
Settlement of payables with suppliers	(3,415,572)	-

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Loss as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2020 and 2019. The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2020 and 2019:

	Balance as of
	September 30, 2020	September 30, 2019
Total assets	353,600,159	347,536,362
Total liabilities	$181,104,861	$184,937,708

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

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

The Company’s operations involve real estate development and sales. Starting from the year ended September 30, 2020, the Company has been involved in larger real estate property development with an extended development cycle. As a result, it is not possible to precisely measure the duration of its operating cycle. The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice and the prior year balance sheet has been adjusted to reflect this change.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visit to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue decreased by approximately $27.0 million in fiscal 2020 as compared to fiscal 2019 due to decreased sales volume of both residential and commercial properties developed by us, as a result, we reported a net income of approximately $1.0 million for the year ended September 30,2020. Based on assessment of current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming periods. As a result, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within a short term as we originally expected. In addition, as of September 30, 2020, we had large construction loans payable balance of approximately $109.9 million and large accounts payable balance of approximately $25.4 million to be paid to subcontractors within one year. The above mentioned facts raised substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2020, our total cash and restricted cash balance decreased to approximately $3.9 million as compared to approximately $4.2 million as of September 30, 2019. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2020, we had approximately $94.7 million completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $25.4 million accounts payable as of September 30, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects related to old town renovation which are supported by local government. As of September 30, 2020, we reported approximately $109.9 million construction loan borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of September 30, 2020, we had approximately $19.4 million customer deposits representing cash advance from buyers for pre-sales of our residential units and we believe such cash advance can be used to fund our ongoing construction projects whenever necessary. For the year ended September 30, 2020, we had five large ongoing construction projects (see Note 3, real estate property under development) which were under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and expects to construct the Liangzhou Road related projects starting from the fourth quarter of fiscal year 2020. For other four projects, we expect we will be able to obtain government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. For the years ended September 30, 2020 and 2019, the Company had positive cash flow from operating activities. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company adopted FASB ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on October 1, 2018 using the modified retrospective approach. Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

• identification of the contract, or contracts, with a customer;

• identification of the performance obligations in the contract;

• determination of the transaction price, including the constraint on variable consideration;

• allocation of the transaction price to the performance obligations in the contract; and

• recognition of revenue when (or as) the Group satisfy a performance obligation.

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial property in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Revenue from the sales of previously completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Company has present right to payment and the collection of the consideration is probable. For municipal road construction projects, fees are generally recognized at the time of the projects are completed.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition - continued

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the years ended September 30,
	2020	2019
Revenue recognized for completed condominium real estate projects	$12,979,227	$13,400,491
Revenue recognized for condominium real estate projects under development	-	26,564,065
Total	$12,979,227	$39,964,556

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

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2020 and 2019, the Company did not change the estimated revenue and related gross profit margin from fiscal 2019. .

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

	2020	2019
Year end RMB : USD exchange rate	6.7896	7.1477
Annual average RMB : USD exchange rate	7.0056	6.8753

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

Cash

Cash includes cash on hand and demand deposits in accounts maintained with large reputable commercial banks within the PRC. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development- continued

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2020 and 2019, the Company recognized $2,703,031 and nil impairment for real estate property completed, respectively.

Capitalization of interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2020 and 2019, the total interest capitalized in the real estate property development was $7,086,018 and $7,158,391, respectively.

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

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the net carrying amount of the asset. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income (loss).

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - continued

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets for the years ended September 30, 2020 and 2019.

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

Property warranties

The Company provides its customers with warranties which cover major defects of the building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2020 and 2019, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

Income taxes

Deferred tax assets and liabilities are for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowances is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2020 and 2019.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2020 and 2019. As of September 30, 2020, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are subject to examination by the Chinese taxing authorities.

As of September 30, 2020, the tax years ended September 30, 2010 through September 30, 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2014 through September 30, 2019 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements As of September 30, 2020 and 2019, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.0 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2020 and 2019 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2020 and 2019, the Company recorded advertising expenses of $271,811 and $57,448, respectively.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May 1, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit. However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that those Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. For the years ended September 30, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. The Company believes that such reserves are sufficient.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the year ended September 30, 2020 and 2019, none supplier accounted for more than 10% of the total project expenditure.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses,” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for fiscal years beginning after December 15, 2020. The ASU requires a modified retrospective adoption method. The Company is still evaluating the impact of adoption on its financial statements and disclosures.

In October 2018, the FASB issued ASU No. 2018-17 (“ASU 2018-17”), Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for non-public business entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU will become effective for the Company's annual and interim periods beginning in January 1, 2021, and early adoption is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.

Excepts as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of income and comprehensive loss, stockholders’ equity and cash flow.

Reclassifications

The Company changed its presentation of its consolidated balance sheet to an unclassified format as of September 30, 2020. Certain amounts in the prior year consolidated balance sheet have been reclassified for comparative purposes to conform to the current year’s presentation.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2020 and 2019:

	Balance as of
	September 30, 2020	September 30, 2019
Development completed:
Hanzhong City Mingzhu Garden Phase I (e)	$-	$530,314
Hanzhong City Mingzhu Garden Phase II	22,801,439	24,264,216
Hanzhong City Nan Dajie (Mingzhu Xinju) (e)	-	1,157,554
Hanzhong City Oriental Pearl Garden	19,937,105	19,070,129
Yang County Yangzhou Pearl Garden Phase I (e)	-	1,514,241
Yang County Yangzhou Pearl Garden Phase II	2,559,977	3,054,412
Yang County Yangzhou Palace	49,372,737	52,342,164
Real estate property development completed	94,671,258	101,933,030
Under development:
Hanzhong City Shijin Project (“’Shijin Project) (d)	-	6,776,688
Hanzhong City Liangzhou Road and related projects (a)	164,879,955	146,958,903
Hanzhong City Hanfeng Beiyuan East (b)	824,496	706,194
Hanzhong City Beidajie (b)	57,142,127	56,654,212
Yang County East 2nd Ring Road (c)	4,894,439	4,649,228
Real estate property under development	227,741,017	215,745,225

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

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30,2020, the actual costs incurred by the Company were $164,879,955 (September 30, 2019 - $146,958,903) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of September 30, 2020, the local government has not completed the budget for these projects therefore the delivery to these projects for government’s acceptance and related settlement were extended to 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by China construction bank (September 30, 2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2020 and in process of government review and approval.

(d)

For the year ended September 30, 2020, the Company entered into an agreement with Mr. Zhu Xiaojun and an unrelated party (the “buyer group”) to dispose Shijin project at price of $8,984,329 (or RMB 61 million). The carrying value of Shijin project prior to the disposal was $7,134,107. Pursuant to the agreement, a portion of selling price of $3,402,313 was fully settled by the Company’s shareholder’s loan of $2,145,945 and accrued interest payable of $1,256,368 to Mr. Zhu Xiaojun. The rest of proceeds approximately $5.6 million will be collected from the unrelated party by September 30, 2021 (Note 9). The transaction resulted in a gain of approximately $1.9 million for the year ended September 30, 2020.

(e)	For the year ended September 30, 2020, the Company entered into an agreement with certain suppliers to settle the related payables balances of $3,415,572 with these suppliers by disposal of the remaining real estate properties in Hanzhong City Mingzhu Garden Phase I, Hanzhong City Nan Dajie and Yang County Yangzhou Pearl Garden Phase I projects with the aggregated carrying value of $267,032 (after recognized an impairment loss of $2,703,031 during the year ended September 30, 2020). The transaction resulted in a gain of approximately $3.1 million for the year ended September 30, 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2020 and 2019, property, plant and equipment was as follows:

	As of September 30,
	2020	2019
Buildings	$805,208	$764,867
Automobiles	97,823	207,186
Total	903,031	972,053
Less: accumulated depreciation	(331,701)	(358,045)
Property, plant and equipment, net	$571,330	$614,008

Depreciation expense for the years ended September 30, 2020 and 2019 was $72,748 and $79,270, respectively.

NOTE 5. RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by Hanzhong local government to construct two municipal roads with total length of 1,064.09 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2020, a receivable balance from the Hanzhong local government was $2,869,623 (September 30, 2018 - $2,725,854) and the Company expected to realize the receivable to offset municipal surcharges from local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2021 and later years.

NOTE 6. SECURITY DEPOSITS

As of September 30, 2020 and 2019, security deposits were as follows:

	As of September 30,
	2020	2019
Security deposit for land use right (1)	$1,855,506	$2,798,103
Security deposits for other loan (2)	-	5,174,014
Security deposits	$1,855,506	$7,972,117

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $1,855,506 and $2,798,103 to Hanzhong Urban Construction Investment Development Co., Ltd with the purpose to acquire certain land use rights through public bidding as of September 30, 2020 and 2019, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses.

(2)

In connection with financing from Hanzhong Urban Construction Investment Development Co., Ltd (See note 7), the Company provided a security deposit for the loan received. As of September 30, 2020, the security deposit balances were nil (September 30, 2019 - $5,174,014) for other loan with Hanzhong Urban Construction Investment Development Co., Ltd. Since the Company commenced the preliminary construction of Liangzhou road and affiliated project in September 30, 2020, the previous security deposits was refunded by Hanzhong Urban Construction Investment Development Co., Ltd as of September 30, 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CONSTRUCTION LOANS

	September 30, 2020	September 30, 2019
Loan A (i)	$92,450,491	$90,186,614
Loan C (ii)	17,486,917	16,610,822
	109,937,408	106,797,436

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $114.1 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to develop Liangzhou Road Project. As of September 30, 2020, the Company borrowed $92,450,491 under this credit line (September 30, 2019 - $90,186,614) with final due date in October 2021. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with carrying value of $49,372,737 as of September 30, 2020 (September 30, 2019- $52,342,164). In addition, the Company was required to provide a security deposit for the loan received (see note 6). As of September 30, 2020, the security deposits paid was released due to the Company’ commence of construction of Liangzhou Road and affiliated project (2019 -$5,174,014). For the years ended September 30, 2020 and 2019, the interest paid was $6,537,079 and $6,617,720, respectively, which was capitalized in to the development cost of Liangzhou road project. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraw will be based on the project’s development progress. The total required loan repayment schedule assuming total loan proceeds are borrowed are listed below:

For the years ending:	Repayment in USD	Repayment in RMB
September 30, 2021	92,098,945	625,315,000
September 30, 2022	351,546	2,386,860
Total	92,450,491	627,701,860

(ii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $17.5 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. As of September 30, 2020, the Company received all the proceeds and repaid unused fund of $39,888 (RMB 270,829). The loan carries interest at a fixed annual interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayment of approximately $3.3 million from December 2027 through June 2031 and the interest is payable on annual basis. The Company pledged the assets of Liangzhou Road related projects with carrying value of $164,879,955 as collateral for the loan. Total interest of $213,827 and $157,506 for the years ended September 30, 2020 and 2019, respectively, were capitalized in to the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $25.8 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5 million from December 2027 through May 2031 and the interest is payable on annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road is approved and the construction starts, which is expected to begin in the 2021. As of September 30, 2020 and 2019, the outstanding balance of loan was Nil. Interest charge for the year ended September 30, 2020 and 2019 was $314,452 (2019- $231,626), respectively, which was included in the construction capitalized costs..

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2020	2019
Customer deposits by real estate projects
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,606,944	$7,029,356
Oriental Pearl Garden	4,358,467	4,182,454
Liangzhou road related projects	888,123	1,043,692
Yang County Pearl Garden	1,243,137	1,163,407
Yangzhou Palace	5,308,857	3,764,355
Total	$19,405,528	$17,183,264

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of September 30, 2020 and 2019, approximately $3.4 million and $3.9 million was guaranteed by the Company, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS LOANS

	As of September 30,
	2020	2019
Shareholder loan – USD loan (*)	$-	$1,810,000
Shareholder loan – RMB loan (**)	-	319,114
Total	$-	$2,129,114

*.	The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020 and the loan is due on demand. The Company recorded interest of $72,400 for each of the years ended September 30, 2020 and 2019. The Company has not yet paid this interest. As of September 30, 2020 and 2019, the accrued interest payable amounted to $669,700 and $597,300, respectively.

**.	On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2021, with at an interest rate of 4.35% per year. For years ended September 30, 2020 and 2019, the interest was $20,661 and $20,403, respectively, which is capitalized in the development cost of Liangzhou road project. As of September 30, 2020 and 2019, the accrued interest payable amounted to $586,668 and $537,651, respectively.

On September 30, 2020, the Company entered into an agreement with Mr. Zhu Xiaojun and an unrelated party (the “buyer group”) to sell Shijin project at price of $7,364,204 (or RMB 50 million) (Note 3). Pursuant to the agreement, a portion of selling price of approximately $3.4 million was fully settled by the Company’s shareholder’s loan payable with accrued interest payable to Mr. Zhu Xiaojun and the rest of proceeds will be collected from the unrelated party by September 30, 2021 (Note 9). The transaction resulted in a gain of $1.9 million for the year ended September 30, 2020.

NOTE 10. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue.  It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of September 30, 2020, the Company had business sales tax payable of $5,159,296 (2019 - $7,819,884), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to 5% of VAT for its all existing real estate project based on the local tax authority’s practice.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. TAXES (continued)

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. However, as approved by the local tax authority of Hanzhong City, the Company’s CIT was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The local income tax rate in Hanzhong is 2.5% and in Yang County is 1.25% on revenue prior to the year ended September 30, 2018. Starting from fiscal 2018, the Company’s CIT changed to 25% on taxable income. The change in the income tax policy could negatively affect the Company’s net income in future years. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2020 and 2019, the Company’s total income tax payable amounted to $11,639,537 and $11,720,848, respectively, which included the income tax payable balances in PRC of $8,342,537 and $8,691,848, respectively and the Company expects to pay off the income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2020 and 2019:

	For the years ended September 30,
	2020	2019
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change	18.7%	0.2%
Net impact of Exemption rendered by local tax authorities and other adjustments Effective tax rate	2.5%	10.1%
	46.2%	35.3%

Income tax expense for the years ended September 30, 2020 and 2019 is summarized as follows:

	For the years ended September 30,
	2020	2019
Current tax provision	$841,933	$719,437
Deferred tax provision	-	1,302,606

Income tax expense	$841,933	$2,022,043

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. TAXES (continued)

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

For the years ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2020 and 2019, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

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

As at September 30, 2020 and 2019, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to September 30, 2020 and 2019, respectively.

(D) Taxes payable consisted of the following:

	September 30, 2020	September 30, 2019
CIT	$12,213,470	$11,720,848
Business tax	5,159,296	7,819,884
Other taxes and fees	2,508,445	2,349,086
Total taxes payables	$19,881,211	$21,889,818

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  STOCKHOLDERS’ EQUITY

(a) Common stock

As of September 30, 2019, the Company had a total of 45,050,000 shares of common stock issued and outstanding.

On August 19, 2020, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Florida Secretary of State to effect a one-for-two reverse split of the Company’s authorized and issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on August 20, 2020 (the “Effective Time”). At the Effective Time, every two shares of the Company’s common stock authorized and issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be rounded up to the nearest full share. As a result of the reverse split, the number of common stock outstanding as of September 30, 2020 and 2019 was restated to reflect the effect of the reverse split.

As of September 30, 2020, the Company has a total of 22,525,000 shares of common stock issued and outstanding.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. Pursuant to the Company’s articles of incorporation, the Company is to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2020 and 2019, the balance of statutory surplus reserve was $10,458,395 and $10,360,251, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2020 and 2019.

NOTE 12. CONTINGENCIES AND COMMITMENTS

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during this six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the years ended September 30, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2020 and 2019, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million and $78 million, respectively. As of September 30, 2020 and 2019, the amount of security deposits provided for these guarantees was approximately $3.4 million and $3.9 million respectively and the Company believes that such reserves are sufficient.

NOTE 13. PENDING NASDAQ COMPLIANCE ISSUE

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. Given the extraordinary market conditions caused by COVID-19, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. Accordingly, the Company has until August 31, 2020, to regain compliance.  As of November 3, 2020, The Company has been advised that March 1, 2021 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the company fail to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on The Nasdaq Stock Market.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2020	2019
ASSETS
Investment in subsidiary	$171,622,821	$164,136,450
Total assets	$171,622,821	$164,136,450

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued expenses	$-	$597,300
Tax payable	3,297,000	3,029,000
Shareholder loan	-	1,810,000
Total liabilities	3,297,000	5,436,300

Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,525,000 shares issued and outstanding	22,525	22,525
Additional paid-in capital	129,930,330	129,930,330
Statutory surplus	10,458,395	10,360,251
Retained earnings	34,954,061	34,070,767
Accumulated other comprehensive loss	(7,039,490)	(15,683,723)

Total stockholders' equity	168,325,821	158,700,150

Total Liabilities and Stockholders' Equity	$171,622,821	$164,136,450

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
Equity in profit of subsidiary	$1,321,838	$4,344,572
General and administrative expenses	-	-
Interest expense	72,400	72,400
Income before income taxes	1,249,438	4,272,172
Provision for income taxes	268,000	570,000
Net income	981,438	3,702,172
Other comprehensive loss
Foreign currency translation adjustment	8,644,233	(6,679,858)
Comprehensive loss	$9,625,671	$(2,977,686)

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I - STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
Cash flows from operating activities
Net income	$981,438	$3,702,172

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	-	-
Equity in profit of subsidiary	(1,321,838)	(4,344,572)

Changes in assets and liabilities:
Tax payable	268,000	570,000
Accrued expenses	72,400	72,400
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3. COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2020 and 2019.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2020, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2020. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control:,(i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2020 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2020:

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

Below you will find a tabular summary of our entire Board, their age as of September 30, 2020, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Xiaojun Zhu	53	President, Chief Executive Officer and Chairman of the Board of Directors	2009
Shenghui Luo	51	Director	2010
Christy Young Shue	57	Director	2012
John Chen	48	Director	2012
Yuankai Wen	73	Director	2010

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

The following chart details the membership of each standing committee as of September 30, 2020 and the number of meetings each committee held in fiscal year 2020.

Name of Director	Audit	Compensation	Nominating & Corporate Governance
Christy Young Shue	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2017	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2020 are as follows:

Name	Ages	Position
Xiaojun Zhu *	53	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	41	Chief Financial Officer

*Mr. Zhu’s background and business experience is described above under “Directors”

**Wei (Samuel) Shen has been the Chief Financial Officer of the Company since May 2012. From November 2011 to May 2012, Mr. Shen was the Vice President for Finance of the Company. Mr. Shen is also the Director at Bluehill Investment Advisory Group, a PRC based financial consulting firm. From 2006 to 2011, Mr. Shen served as an Audit Assurance Manager for a national public accounting firm, where he managed audit engagements for U.S. public companies. Mr. Shen holds both Chartered Accountant and Certified Public Accountant designations and is experienced with financial reporting under IFRS and US GAAP. Mr. Shen holds a Master of Management and Public Accounting.

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2020 and 2019. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Totals ($)
Xiaojun Zhu, Chief Executive Officer and	2020	28,549	-	)	28,549
Chairman of the Board (1)	2019	29,089	-		29,089

Wei Shen, Chief Financial Officer	2020	102,775	-	-	102,775
	2019	104,723	-	-	104,723

(1)	Mr. Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2020 and 2019. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 7.0056 to the U.S. dollar for fiscal 2020 and RMB 6.8753 to the U.S. dollar for fiscal 2019.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2020 and 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2020 and 2019 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2020 and 2019 under any LTIP.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 ($8,565) and a discretional bonus of up to RMB 180,000 ($25,694). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the Company at the end of the term, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive any bonus or restricted stock for the years ended September 30, 2020, 2019 and 20178. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2020 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2020.

FISCAL 2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuankai Wen *	$14,274	-	-	-	-	-	$14,274

John Chen	$36,000	-	-	-	-	-	$36,000

Christy Young Shue	$24,000	-	-	-	-	-	$24,000

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

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB7.0056 to the U.S. dollar.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 14,2020 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
5% Holders
Rising Pilot, Inc. (a British Virgin Islands company)(3)	7,000,000	31.1%
Directors and Officers
Mr. Xiaojun Zhu(4)	14,900,000	66.2%
Shenghui Luo	840,000	3.7%
Yuankai Wen	-	-
Christy Young Shue	-	-
John Chen	-	-
Wei (Samuel) Shen	-	-
All directors and executive officers as a group (5 persons)	15,740,000	69.9%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of January 13, 2021 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 22,525,000 shares of common stock outstanding as of January 13, 2021. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of January 13, 2021, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Mr. Xiaojun Zhu has voting and dispositive control over securities held by Rising Pilot, Inc.

(4)	Includes 7,900,000 shares of common stock owned by Mr. Zhu directly and 7,000,000 shares owned through Rising Pilot, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 25, 2012, our shareholders approved the Company’s 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of awards which are distribution equivalent rights, incentive stock options, non-qualified stock options, performance shares, performance units, restricted shares of common stock, restricted stock units, stock appreciation rights (“SARs”), tandem stock appreciation rights, unrestricted shares of common stock or any combination of the foregoing, to key management employees and nonemployee directors of, and nonemployee consultants of, the Company or any of its subsidiaries (each a “participant”). We have reserved a total of 1,000,000 shares of common stock for issuance as or under awards to be made under the 2012 Plan. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2012 Plan during any calendar year is limited to 500,000.

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	1,000,000
Total	-	$-	1,000,000

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

The following related party transactions occurred during the fiscal year ended September 30, 2020:

The Company has a one year loan agreement (“USD Loan Agreement”) with our Chairman, CEO and major shareholder”), pursuant to which the Company borrowed $1,810,000 to make a capital injection into Shaanxi HGS, the Company’s subsidiary. The interest rate for the loan is 4% per annum and the loan matured on July 19, 2014. The Company entered into the amendments to the USD Loan Agreement to extend the term until July 31, 2020. The Company recorded interest of $72,400 for each of the years ended September 30, 2020 and 2019. The Company has not yet paid this interest and it is recorded in accrued expenses in the accompanying consolidated balance sheets as of September 30, 2020 and 2019.

On December 31, 2013, Shaanxi Guangsha Investment and Development Group Co., Ltd. (the “Guangsha”), the Company's PRC operating subsidiary, entered into a loan agreement with the Chairman (the “Shareholder RMB Loan Agreement”), pursuant to which Guangsha is able to borrow funds from the Chairman in order to support the Company’s Liangzhou Road construction project development and the Company’s working capital needs. The Loan Agreement has a one-year term, and has been renewed upon maturity to September 25, 2020, with at an interest rate of 4.35% per year. For years ended September 30, 2020 and 2019, the interest was $20,661 and $20,403, respectively, which is capitalized in the development cost of Liangzhou road project.

On September 30, 2020, the Company entered into an agreement with Mr. Zhu Xiaojun and an unrelated party (the “buyer group”) to sell Shijin project at price of $7,364,204 (or RMB 50 million). Pursuant to the agreement, a portion of selling price of approximately $3.4 million was fully settled by the Company’s shareholder’s loan payable with accrued interest payable to Mr. Zhu Xiaojun and the rest of proceeds will be collected from the unrelated party by September 30, 2021. The transaction resulted in a gain of $1.9 million for the year ended September 30, 2020.

Director Independence

The Board of Directors has determined that Christy Young Shue, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Friedman LLP served as the Company’s independent registered public accounting firm for fiscal years 2019. Wei &Wei LLP shall serve as the Company’s independent registered public accounting firm for fiscal years 2020. Fees (excluding reimbursements for out-of-pocket expenses) paid to independent registered public accounting firms for services in fiscal 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$130,000	$256,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$130,000	$256,000

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

The Audit Committee Charter establishes a policy governing our use of Wei& Wei LLP and Friedman LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Wei&Wei LLP in 2020.

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

China HGS Real Estate Inc.

Date: January 13, 2021	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 13, 2021	By:	/s/ Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, Chief Executive Officer,	January 13, 2021
and Chairman of the Board
/s/ Xiaojun Zhu	of Directors
Xiaojun Zhu	(Principal Executive Officer)

/s/ Samuel Shen	Chief Financial Officer	January 13, 2021
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	January 13, 2021
Shenghui Luo

/s/ Christy Young Shue	Director	January 13, 2021
Christy Young Shue

/s/ John Chen	Director	January 13, 2021
John Chen

/s/ Yuankai Wen	Director	January 13, 2021
Yuankai Wen