Form 10-Q
period 2020-12-31
CHINA HGS REAL ESTATE INC.
filed 2021-02-22
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,525,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
ASSETS	(Unaudited)

Cash	$1,253,331	$457,699
Restricted cash	3,423,862	3,409,837
Contract assets	15,370,808	14,255,328
Real estate property development completed	96,628,716	94,671,258
Other assets	9,102,909	8,132,555
Property, plant and equipment, net	582,060	571,330
Security deposits	1,930,750	1,855,506
Real estate property under development	239,926,178	227,741,017
Due from local governments for real estate property development completed	2,985,991	2,869,623

Total Assets	$371,204,605	$353,964,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Construction loans	$116,028,450	$109,937,408
Accounts payables	26,333,101	25,415,352
Other payables	4,424,032	4,028,048
Construction deposits	3,332,605	3,202,730
Contract liabilities	1,917,343	1,847,685
Customer deposits	21,939,636	19,405,528
Accrued expenses	1,971,086	1,920,370
Taxes payable	19,649,785	19,881,211
Total liabilities	195,596,038	185,638,332

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,525,000 shares issued and outstanding December 31, 2020 and September 30, 2020	22,525	22,525
Additional paid-in capital	129,930,330	129,930,330
Statutory surplus	10,458,395	10,458,395
Retained earnings	35,245,648	34,954,061
Accumulated other comprehensive loss	(48,331)	(7,039,490)
Total stockholders' equity	175,608,567	168,325,821

Total Liabilities and Stockholders' Equity	$371,204,605	$353,964,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2020	2019
Real estate sales	$2,755,262	$2,304,244
Less: Sales tax	(23,538)	(39,233)
Cost of real estate sales	(1,853,642)	(1,705,612)
Gross profit	878,082	559,399
Operating expenses
Selling and distribution expenses	79,345	200,168
General and administrative expenses	305,925	588,839
Total operating expenses	385,270	789,007
Operating income (loss)	492,812	(229,608)
Interest income (expense), net	2,826	(17,253)
Other expense, net	(105,858)	-
Income (loss) before income taxes	389,780	(246,861)
Provision for income taxes	98,193	10,520
Net income (loss)	291,587	(257,381)
Other Comprehensive income (loss)
Foreign currency translation adjustment	6,991,159	4,380,862
Comprehensive income	$7,282,746	$4,123,481
Basic and diluted income (loss) per common share
Basic and diluted	$0.01	$(0.01)
Weighted average common shares outstanding
Basic and diluted	22,525,000	22,525,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Loss	Total
Balance at September 30, 2019	22,525,000	$22,525	$129,930,330	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150
Net loss for the period	-	-	-	-	(257,381)	-	(257,381)
Foreign currency translation adjustments	-	-	-	-	-	4,380,862	4,380,862
Balance at December 31, 2019 (Unaudited)	22,525,000	$22,525	$129,930,330	$10,360,251	$33,813,386	$(11,302,861)	$162,823,631

Balance at September 30, 2020	22,525,000	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income for the period	-	-	-	-	291,587	-	291,587
Foreign currency translation adjustments	-	-	-	-	-	6,991,159	6,991,159
Balance at December 31,2020 (Unaudited)	22,525,000	$22,525	$129,930,330	$10,458,395	$35,245,648	$(48,331)	$175,608,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$291,587	$(257,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax benefit	-	(56,480)
Depreciation	12,253	18,767
Changes in operating assets and liabilities:
Contract assets	(529,410)	511,335
Advances to vendors	-	(213,038)
Real estate property development completed	1,853,642	1,472,443
Real estate property under development	(1,297,396)	(961,873)
Other current assets	(631,040)	(488,722)
Security deposit	-	1,596,250
Accounts payables	(111,208)	385,617
Other payables	229,180	(1,646)
Contract liabilities	(5,191)	(32,028)
Customer deposits	1,721,198	1,625,398
Construction deposits	-	(426)
Accrued expenses	-	(578,021)
Taxes payables	(890,500)	(534,574)
Net cash provided by operating activities	643,115	2,485,621

Cash flow from financing activities
Repayments of construction loans	-	(2,118,584)
Net cash provided by (used in) financing activities	-	(2,118,584)

Effect of changes of foreign exchange rate on cash and restricted cash	166,542	116,587
Net increase in cash and restricted cash	809,657	483,624
Cash and restricted cash, beginning of period	3,867,536	4,202,117
Cash and restricted cash, end of period	$4,677,193	$4,685,741

Supplemental disclosures of cash flow information:
Interest paid	$136,674	$1,743,380
Income taxes paid	$63,765	$44,786

Representing:
Cash, end of period	$1,253,331	$660,414
Restricted, end of period	$3,423,862	$4,025,327
Total cash and restricted cash, end of period	$4,677,193	$4,685,741

Cash, beginning of period	457,699	263,139
Restricted, beginning of period	3,409,837	3,938,978
Total cash and restricted cash, beginning of period	3,867,536	4,202,117

Non-cash financing activities:
Reclassification of interest payable to construction loan	1,608,606	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate, Inc. (“China HGS” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking spaces and commercial properties in Tier 3 and Tier 4 cities and counties in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on January 13, 2021.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue during the three months ended December 2020 and 2019 were lower when comparing the rest period of the year. The Company had revenue of approximately $2.8 million, slightly increased from $2.3 million in the same three month period of last year. Based on the assessment of current economic environment, customer demand and sales trends, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming periods. As a result, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of December 31, 2020, we had large construction loans payable of approximately $116.0 million and large accounts payable balance of approximately $26.3 million to be paid to subcontractors within one year. The above mentioned facts raise substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2020, our total cash and restricted cash balance increased to approximately $4.7 million as compared to approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of December 31, 2020, we had approximately $96.6 million completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $26.3 million accounts payable as of December 31, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to old town renovation which are supported by local government. As of December 31, 2020, we reported approximately $116.0 million construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of December 31, 2020, we had approximately $21.9 million customer deposits representing cash advances from buyers for pre-sales of our residential units and we believe such cash advances can be used to fund our ongoing construction projects whenever necessary. For the three months ended December 31, 2020, we had five large ongoing construction projects (see Note 3, real estate property under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and launched the construction of Liangzhou Road related projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of China HGS Real Estate Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries and VIE have been eliminated upon consolidation.

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

Fair value of financial instruments

The Company follows the provisions of the Financial Accounting Standard Board (“”FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects	$2,755,262	$2,304,244
Revenue recognized for condominium real estate projects under development	-	-
Total	$2,755,262	$2,304,244

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

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating subsidiaries is Renminbi (“RMB”), the currency of the PRC. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at the balance sheet dates exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	For three months ended December 31,		September 30,
	2020	2019	2020
	(Unaudited)	(Unaudited)
Period end RMB:USD exchange rate	6.5250	6.9618	6.7896
Period average RMB:USD exchange rate	6.6235	7.0448	7.0056

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2020 and 2019, the Company did not recognized an impairment for real estate property completed.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2020 and 2019, the total interest capitalized in the real estate property development was $1,769,564 and $1,748,417, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds its estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three months ended December 31, 2020 and 2019.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2020 and September 30, 2020.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2020 and 2019. As of December 31, 2020, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

As of December 31, 2020, the tax years ended September 30, 2016 through September 30, 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2020 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of December 31, 2020 and September 30, 2020, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three months ended December 31, 2020 and 2019 were net income and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no anti-dilutive shares for the three months ended December 31, 2020 and 2019.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit. However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that those Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. For the years ended September 30, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. The Company believes that such reserves are sufficient.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three months ended December 31, 2020 and 2019, none supplier accounted for more than 10% of the total project expenditures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This ASU will become effective for the Company's annual and interim periods beginning in January 1, 2021, and early adoption is permitted. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2020 and September 30, 2019:

	Balance as of
	December 31, 2020	September 30, 2020
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	23,631,380	22,801,439
Hanzhong City Oriental Pearl Garden	20,745,589	19,937,105
Yang County Yangzhou Pearl Garden Phase II	2,663,789	2,559,977
Yang County Yangzhou Palace	49,587,958	49,372,737
Real estate property development completed	96,628,716	94,671,258
Under development:
Hanzhong City Liangzhou Road and related projects (a)	173,712,144	164,879,955
Hanzhong City Hanfeng Beiyuan East (b)	1,657,408	824,496
Hanzhong City Beidajie (b)	59,463,709	57,142,127
Yang County East 2nd Ring Road (c)	5,092,917	4,894,439
Real estate property under development	239,926,178	227,741,017

(a)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2020, the main Liangzhou road construction is substantially completed. The Company also completed the relocation of residents by the end of June 2020 and launched the construction of the Liangzhou Road related projects in December 2020.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2020, the actual costs incurred by the Company were $173,712,144 (September 30, 2019 - $164,879,955) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of December 31, 2020, the local government has not completed the budget for these projects therefore the delivery for these projects for government’s acceptance and related settlement were extended to 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31,2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2020 and in process of government review and approval.

NOTE 4. CONSTRUCTION LOANS

	December 31, 2020	September 30, 2020
	(Unaudited)
Loan A	$97,832,408	$92,450,491
Loan B	18,196,042	17,486,917
Total	$116,028,450	$109,937,408

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $118.8 million (RMB 775,000,000) for a long term loan at 4.75% interest per year to the develop Liangzhou Road Project. As of September 30, 2020, the Company borrowed $97,832,408 under this credit line with final due date in October 2021. Due to local government’s delay in reallocation of residence in Liangzhou Road and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available in this loan to the Company and the Company’s withdraws will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $49,587,958 as of December 31, 2020 (September 30, 2020- $49,372,737). For the three months ended December 31, 2020 and 2019, the interest incurred was $1,632,889 and $1,596,250, respectively, which was capitalized into the development cost of the Liangzhou road project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state owned Company, to borrow up to approximately $18.2 million (RMB 119,000,000) for the development of Hanzhong City Liangzhou Road project. The loan carries interest at a fixed annual interest of 1.2% and is due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayments of approximately $3.3 million from December 2027 through June 2031 and the interest is payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $173,712,144 as collateral for the loan. Total interest of $55,321 and $51,239 for the three months ended December 31, 2020 and 2019, respectively, were capitalized into the development cost of Hanzhong City Liangzhou Road project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $26.8 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5 million from December 2027 through May 2031 and the interest is payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road project is approved and the construction starts, which is expected to begin in 2021. As of December 31, 2020 and September 30, 2020, the outstanding balance of the loan was Nil. Interest charges for the three months ended December 31, 2020 and 2019 was $81,354 and $75,351, respectively, which was included in the construction capitalized costs.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31, 2020	September 30, 2020
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,902,613	$7,606,944
Oriental Pearl Garden	4,688,467	4,358,467
Liangzhou road and related projects	878,161	888,123
Yangzhou Pearl Garden	1,311,584	1,243,137
Yangzhou Palace	7,158,811	5,308,857
Total	$21,939,636	$19,405,528

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages. Buyers with mortgage loans pay customer deposits. The banks provide the balance of the funding to the Company upon consummation of the sales. The banks hold the properties as collateral for customers’ mortgage loans. If the customers default, the bank will repossess the collateral properties. Except during the Mortgage Loan Guarantee Period of approximately six to twelve months, the banks have no recourse to the Company for customers’ defaults. As of December 31, 2020 and September 30, 2020, approximately $3.4 million and $3.4 million was guaranteed by the Company, respectively.

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% business sales tax on revenue. It is the Company’s continuing practice to recognize the 5% business sales tax based on revenue as a cost of sales as the revenue is recognized. As of December 31, 2020, the Company had business sales tax payable of $4,425,570 (2019 - $5,159,296), which is expected to be paid when the projects are completed and assessed by the local tax authority. In May of 2016, the Business Tax has been incorporated into a Value Added Tax in China, which means there will be no more Business Tax and accordingly some business operations previously taxed in the name of Business Tax will be taxed in the manner of VAT thereafter. The Company is subject to a 5% VAT for its all existing real estate project based on the local tax authority’s practice.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of December 31, 2020 and September 30, 2020, the Company’s total income tax payable amounted to $12,609,996 and $11,639,537, respectively, which included the income tax payable balances in the PRC of $8,474,996 and $8,342,537, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2020 and 2019

	For the three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Chinese statutory tax rate	25%	$25%
Valuation allowance change and other adjustments	0.2%	(29.3)%

Effective tax rate	25.2%	$(4.3)%

Income tax expense for the three months ended December 31, 2020 and 2019 is summarized as follows:

	For the three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Current tax provision	$98,193	$67,000
Deferred tax provision	-	(56,480)

Income tax provision	$98,193	$10,520

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

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of December 31, 2020 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

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

As at December 31, 2020 and September 30, 2020, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31, 2020 and September 30, 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

(D) Taxes payable consisted of the following:

	December 31, 2020	September 30, 2020
	(Unaudited)	(Unaudited)
CIT	$12,609,996	$12,213,470
Business tax	4,425,570	5,159,296
Other taxes and fees	2,614,219	2,508,445
Tax payable	$19,649,785	$19,881,211

NOTE 8. STOCKHOLDERS’ EQUITY

On August 19, 2020, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Florida Secretary of State to effect a one-for-two reverse split of the Company’s authorized and issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on August 20, 2020 (the “Effective Time”). At the Effective Time, every two shares of the Company’s common stock authorized and issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be rounded up to the nearest full share. The Company has a total of 45,050,000 shares of common stock issued and outstanding prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of common stock outstanding as of December 31, 2020 and September 30, 2020, which reflects the effect of the reverse split, was 22,525,000.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company's management does not believe the liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the three months ended December 31, 2020 and 2019, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of December 31, 2020 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million. As of December 31, 2020 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.4 million and the Company believes that such reserves are sufficient.

NOTE 10. PENDING NASDAQ COMPLIANCE ISSUE

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. Given the extraordinary market conditions caused by COVID-19, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. Accordingly, the Company had until August 31, 2020, to regain compliance.  As of November 3, 2020, The Company has been advised that March 1, 2021 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant. Should the company fail to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on The Nasdaq Stock Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the three months ended December 31, 2020, our sales, gross profit and net income were $2.8 million, $0.9 million and $0.3 million, respectively, representing an approximate 19.6%, 57.0% and 213.3% increase in sales, gross profit and net income as compared to three months ended December 31, 2019, respectively. The increase in sales, gross profit and net income was mainly the result of more gross floor area (“GFA”) sold during current quarter.

For the three months ended December 31, 2020, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $611 per square meter, an increase of 6% from the ASP of $574 per square meter for the three months ended December 31, 2019, which was mainly due to more commercial units with higher selling prices were sold in the three months ended December 31, 2020. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $564 per square meter, a decrease from the ASP of $762 per square meter for the three months ended December 31, 2019. The decrease in ASP in Hanzhong real estate projects was mainly due to the fact that the limited units sold in the first quarter of fiscal 2021 was for government’s reallocation of residences with lower ASP.

Market Outlook

The Company expects to start the construction of the real estate projects surrounding the Liangzhou Road area after the approval by the local government of the road. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands. Our customers continue to experience growth of their disposable income. With a lower housing price to family disposable income ratio and an increasing urbanization level, there is a growing demand for high quality residential housing. From this perspective, the Company is positive about the outlook for the local real estate market in the long term. In the meantime, the Company is diversifying its revenue and developing more commercial and municipal projects.

We intend to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet. In this respect, we began the construction of the following large high rise residential projects in Hanzhong City and Yang County:

Liangzhou road and related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of December 31, 2020, the main Liangzhou road construction is substantially completed. The Company also completed the relocation of residences by the end of June 2020 and launched the construction of the Liangzhou Road related projects in December 2020.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2020, the actual costs incurred by the Company were $173,712,144 (September 30, 2019 - $164,879,955) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance..

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

The Company launched the construction of the Liangzhou Road related projects in December 2020. These related projects may take 2-3 years to fully complete.

Road Construction

Other road construction projects mainly included a Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31, 2020 and 2 September 30, 2020 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of December 31, 2020, the local government was still in the process of assessing the budget for these projects, which is expected to be completed by 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and base them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different and changing assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 2 of the notes to the unaudited condensed consolidated financial statements.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects	$2,755,262	$2,304,244
Revenue recognized for condominium real estate projects under development	-	-
Total	$2,755,262	$2,304,244

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2020 and 2019, the Company did not recognize an impairment for real estate property completed.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2020 compared to Three Months Ended December 31, 2019

Revenues

The following is a breakdown of revenue:

	For Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects	$2,755,262	$2,304,244
Revenue recognized for condominium real estate projects under development	-	-
Total	$2,755,262	$2,304,244

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%
	(Unaudited)		(Unaudited)
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$119,625	4.3%	$180,905	7.9%	$(61,280)	(33.9)%
Oriental Pearl Garden	-	-	33,680	1.5%	(33,680)	(100)%
Yangzhou Palace	2,635,637	95.7%	2,080,991	90.3%	554,646	26.7%
Yangzhou Pearl Garden Phase I and II	-	-	8,668	0.3%	(8,668)	(100)%

Total Real Estate Sales before Sales Tax	$2,755,262	100%	2,304,244	100%	451,018	19.6%
Sales Tax	(23,538)		(39,233)		15,695	(40.0)%
Revenue net of sales tax	$2,731,724		$2,265,011		$466,713	20.6%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by approximately $0.5 million to approximately $2.8 million for the three months ended December 31, 2020 from approximately $2.3 million in the same period of last year. The total GFA sold during three months ended December 31, 2020 was 4.525 square meters, including 4,313 square meter sold in Yangzhou Palace project, representing a significant increase from the 3,625 square meters completed and sold during the same period of last year. Our Mingzhu Garden Phase II, Yangzhou Pearl Garden Phase II and Oriental Garden Phase I have all been completed in prior years, only limited models are available for customer selection, which resulted in no revenue. The sales tax for the three months ended December 31, 2020 was approximately $0.02 million, decreased from three months ended December 31, 2019 due less tax charged for the completed real estate properties during the three months ended December 31, 2020.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2020		2019		Variance
	Cost	%	Cost	%	Amount	%
	(Unaudited)		(Unaudited)
Land use rights	$166,828	9.0%	$163,661	9.6%	$3,167	1.9%
Construction cost	1,686,814	91%	1,541,951	90.4%	144,863	9.4%
Total cost	$1,853,642	100%	$1,705,612	100%%	$148,030	8.7%

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

Cost of sales was approximately $1.9 million for the three months ended December 31, 2020 compared to $1.7 million for the same period of last year. The increase in cost of sales was mainly attributable to more GFA sold during the three months ended December 31, 2020 which led to increased revenue and cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31,2020 and 2019 were approximately 0.2 million.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2020 were approximately $1.7 million as compared to approximately $1.5 million for the three months ended December 31, 2019, representing an increase of approximately $0.1 million. The increase in construction cost was due to more in units sold during the quarter ended December 31, 2020.

Gross Profit

Gross profit was approximately $0.9 million for the three months ended December 31, 2020 as compared to approximately $0.6 million for the three months ended December 31, 2019, representing an increase of $0.3 million, which was mainly attributable to more GFA sold during the first quarter of fiscal 2021. The gross margin increased to 31.9% in the first quarter of fiscal 2021 from 24.3% in the first quarter of fiscal 2020. It was mainly due to increasing real estate prices in the Yang County during the first quarter of fiscal 2021. For the three months ended December 31, 2021, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $620 per square meter, an increase of 8% from the ASP of $574 per square meter for the three months ended December 31, 2019.

	For three months ended December 31,
	2020		2019
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)		(Unaudited)
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$26,337	22.0%	$50,371	27.8%
Oriental Garden	-	-	10,062	29.9%
Yangzhou Pearl Garden Phase I and II	-	-	1,176	13.6%
Yangzhou Palace	875,283	33.2%	537,023	25.8%
Sales Tax	(23,538)		(39,233)
Total Gross Profit	$878,082	31.9%	$559,399	24.3%
Total Real Estate Sales before Sales Tax	$2,755,262		$2,304,244

Operating Expenses

Total operating expenses decreased by 51.2% to approximately $0.4 million for the three months ended December 31, 2020 from $0.8 million for the three months ended December 31, 2019, primarily as a result of a decrease of $0.1 million in selling expense due to less promotion activities during the first quarter of fiscal 2021 and a decrease of $0.3 million in general administrative expense. Our general and administrative expense was approximately $0.3 million for the three months ended December 31, 2020, decreased by $0.3 million from the three months ended December 31, 2019 due to less office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 14.0% and 34.2% of our real estate sales before sales taxes for the three months ended December 31, 2020 and 2019, respectively.

	For three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Selling expenses	$79,345	$200,168
General and administrative expenses	305,925	588,839
Total operating expenses	$385,270	$789,007
Percentage of Real Estate Sales before Sales Tax	14.0%	34.2%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries and VIE in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended December 31, 2020 and 2019.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of December 31, 2020 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the three months ended December 31, 2020 and 2019, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income (loss)

We reported net income of approximately $0.3 million for the three months ended December 31, 2020, as compared to net loss of approximately $0.3 for the three months ended December 31, 2019. The increase of approximately $0.6 million in our net earnings was primarily due to more revenue and less operating expenses for the three months ended December 31, 2020 as discussed above.

Other Comprehensive Income (loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary and VIE is the Chinese Renminbi (“RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to $7.0 million and $4.4 million for the three months ended December 31, 2020 and 2019, respectively. The balance sheet amounts with the exception of equity at December 31, 2020 were translated at 6.5250 RMB to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2020 and 2019 were 6.6235 RMB and 7.0448 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing the real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue increased by approximately $0.5 million in the first quarter of fiscal 2021 as compared to the same period of last year. Based on assessment of the current economic environment, customer demand and sales trend, and the negative impact from COVID-19 outbreak and spread, we believe that the real estate market downturn will continue to be uncertain in the coming periods. As a result, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of December 31, 2020, we had large construction loans payable of approximately $116.0 million and large accounts payable balance of approximately $26.3 million to be paid to subcontractors within one year.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2020, our total cash and restricted cash balance increased to approximately $4.7 million as compared to approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted our capital spending based on ongoing assessments of needs to maintain adequate cash. As of December 31, 2020, we had approximately $96.6 million completed residential apartments and commercial units available for sale to potential buyers when needed. Although we reported approximately $26.3 million accounts payable as of December 31, 2020, due to the long term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to old town renovation which are supported by local government. As of December 31, 2020, we reported approximately $116.0 million construction loans borrowed from financial institutions controlled by local government and such loans can only be used on old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of December 31, 2020, we had approximately $21.9 million customer deposits representing cash advances from buyers for pre-sales of our residential units and we believe such cash advances can be used to fund our ongoing construction projects whenever necessary. As of December 31, 2020, we had five large ongoing construction projects, which were under preliminary development stage due to delayed inspection and acceptance of the development plans by local government. In June 2020, we completed the residence relocation surrounding Liangzhou Road related projects and launched the construction of the Liangzhou Road related projects in December 2020. For other four projects, we expect we will be able to obtain government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$643,115	$2,485,621
Net cash used in financing activities	-	(2,118,584)
Effect of change of foreign exchange rate on cash and restricted cash	166,542	116,587
Net increase in cash and restricted cash	806,657	483,624
Cash and restricted cash, beginning of period	3,867,536	4,202,117
Cash and restricted cash, end of period	$4,677,193	$4,685,741

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2020 was approximately $0.6 million, consisting of net income of approximately $0.3 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $1.9 million due to sales of our Yangzhou Palace project and an increase in customer deposit received of $1.7 million, offset by additional spending in real estate under development of $1.3 million and payments of taxes payable of approximately $0.9 million.

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

Financing Activities

There was no net cash provided by or (used in) financing activities during the three months ended December 31, 2020.

Net cash flows used in financing activities was approximately $2.1 million for three months ended December 31, 2019, which mainly included a repayment of a construction loan of approximately $2.1 million during the three months ended December 31,2019.

Off-Balance Sheet Arrangements

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of December 31, 2020 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million, As of December 31, 2020 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.4 million and the Company believes that such reserves are sufficient.

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

Credit Risk

We are exposed to credit risk from our cash in banks, accounts receivable and amounts due from local governments for real estate property development completed. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated unrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Provide more U.S. GAAP knowledge and SEC reporting requirements training for the accounting department and establish formal Policies and procedures in internal audit function.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 22, 2021	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer