Form 10-Q
period 2021-03-31
CHINA HGS REAL ESTATE INC.
filed 2021-05-17
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

+(86) 091 - 62622612

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	HGSH	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	22,525,000

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS	(Unaudited)
Cash	$555,576	$457,699
Restricted cash	3,297,734	3,409,837
Contract assets	15,195,730	14,255,328
Real estate property development completed	93,359,420	94,671,258
Other assets	9,709,848	8,132,555
Property, plant and equipment, net	567,292	571,330
Security deposits	1,922,853	1,855,506
Real estate property under development	251,151,767	227,741,017
Due from local governments for real estate property development completed	2,973,777	2,869,623

Total Assets	$378,733,997	$353,964,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Construction loans	$116,060,624	$109,937,408
Accounts payable	31,854,281	25,415,352
Other payables	4,569,384	4,028,048
Construction deposits	3,318,974	3,202,730
Contract liabilities	1,885,982	1,847,685
Customer deposits	21,498,027	19,405,528
Accrued expenses	1,861,745	1,920,370
Taxes payable	20,592,607	19,881,211
Total liabilities	201,641,624	185,638,332

Commitments and Contingencies
Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 22,525,000 shares issued and outstanding March 31, 2021 and September 30, 2020	22,525	22,525
Additional paid-in capital	129,930,330	129,930,330
Statutory surplus	10,458,395	10,458,395
Retained earnings	37,466,885	34,954,061
Accumulated other comprehensive loss	(785,762)	(7,039,490)
Total stockholders' equity	177,092,373	168,325,821

Total Liabilities and Stockholders' Equity	$378,733,997	$353,964,153

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Real estate sales	$18,278,112	$1,889,829	$21,033,374	$4,194,073
Less: Sales tax	(115,166)	(27,048)	(138,704)	(66,281)
Cost of real estate sales	(14,474,264)	(1,466,381)	(16,327,906)	(3,171,993)
Gross profit	3,688,682	396,400	4,566,764	955,799
Operating expenses
Selling and distribution expenses	16,821	200,390	96,166	400,558
General and administrative expenses	543,334	819,415	849,259	1,408,254
Total operating expenses	560,155	1,019,805	945,425	1,808,812
Operating income (loss)	3,128,527	(623,405)	3,621,339	(853,013)
Interest income (expense), net	712	(15,586)	3,537	(32,839)
Other expense	(166,571)	(96,729)	(272,428)	(96,729)
Income (loss) before income taxes	2,962,668	(735,720)	3,352,448	(982,581)
Provision (benefit) for income taxes	741,431	(111,699)	839,624	(101,179)
Net income (loss)	2,221,237	(624,021)	2,512,824	(881,402)
Other comprehensive income (loss)
Foreign currency translation adjustment	(737,431)	(2,823,145)	6,253,728	1,557,717
Comprehensive income (loss)	$1,483,806	$(3,447,166)	$8,766,552	$676,315
Basic and diluted income (loss) per common share
Basic and diluted	$0.10	$(0.01)	$0.11	$(0.02)
Weighted average common shares outstanding
Basic and diluted	22,525,000	22,525,000	22,525,000	22,525,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2019	22,525,000	$22,525	$129,930,330	$10,360,251	$34,070,767	$(15,683,723)	$158,700150
Net loss for the period	-	-			(257,381)		(257,381)
Foreign currency translation adjustments	-	-				4,380,862	4,380,862
Balance at December 31, 2019	22,525,000	22,525	$129,930,330	10,360,251	$33,189,365	(11,302,861	162,823,631
Net loss for the period	-	-			(624,021)		(624,021)
Foreign currency translation adjustments	-	-				(2,823,145	(2,823,145
Balance at March 31, 2020	22,525,000	$22,525	$129,930,330	$10,360,251	$33,189,365	$(14,126,006)	$159,376,465

Balance at September 30, 2020	22,525,000	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income for the period	-	-	-	-	291,587	-	291,587
Foreign currency translation adjustments	-	-	-	-	-	6,991,159	6,991,159
Balance at December 31, 2020	22,525,000	22,525	129,930,330	$10,458,395	35,245,648	$(48,331)	175,608,567
Net income for the period	-	-	-	-	2,221,237	-	2,221,237
Foreign currency translation adjustments	-	-	-	-	-	(737,431)	(737,431)
Balance at March 31, 2021	22,525,000	$22,525	$129,930,330	$10,458,395	$37,466,885	$(785,762)	$177,092,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$2,512,824		$(881,402)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	-		(235,179)
Depreciation	24,772		37,710
Changes in operating assets and liabilities:
Contract assets	(422,948)		651,289
Real estate property development completed	4,747,385		2,937,724
Real estate property under development	(13,010,220)		(2,835,288)
Other current assets	(1,281,964)		(935,053)
Security deposit			3,195,887
Accounts payables	5,515,797		89,325
Other payables	395,088		111,347
Contract liabilities	(28,762)		(71,507)
Customer deposits	1,387,999		2,349,028
Construction deposits			(428)
Accrued expenses			(675,478)
Taxes payables	109,454		(1,379,060)
Net cash (used in) provided by operating activities	(50,575)		2,358,915

Cash flow from financing activities
Repayments of construction loans	-		(2,128,585)
Net cash used in financing activities	-		(2,128,585)

Effect of changes of foreign exchange rate on cash and restricted cash	36,349		103,801
Net (decrease) increase in cash and restricted cash	(14,226)		334,131
Cash and restricted cash, beginning of period	3,867,536		4,202,117
Cash and restricted cash, end of period	$3,853,310		$4,536,248
Supplemental disclosures of cash flow information:
Interest paid	$1,847,904		$3,416,592
Income taxes paid	$135,462		$375,601

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$555,576		$658,313
Restricted	$3,297,734		$3,877,935
Total cash and restricted cash	$3,853,310		$4,536,248

Cash, beginning of period	$457,699		$263,139
Restricted, beginning of period	$3,409,837		$3,938,978
Total cash and restricted cash, beginning of period	$3,867,536		$4,202,117

Non-cash financing activities:
Reclassification of interest payable to construction loan	$1,626,210		$-
Real estate sales for settlements in real estate property under development	$(14,432,275)	$

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on January 13, 2021.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, our revenue during the six months ended March 31, 2020 were significantly lower. The Company is experiencing recovery of its real estate development business in the first half of fiscal 2021 due to increasing demand from the local real estate market. The Company had revenue of approximately $21.0 million for the six months ended March 31, 2021, increased from $4.2 million in the same period of last year. Based on the assessment of current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and the real estate sales are expected to grow in the coming periods. On the other side, due to negative impact from COVID-19 outbreak and spread, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of March 31, 2021, we had large construction loans payable of approximately $116.1 million and large accounts payable of approximately $31.9 million to be paid to subcontractors within one year. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2021, our total cash and restricted cash balance was approximately $3.9 million similar to approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of March 31, 2021, we had approximately $93.4 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $31.9 million accounts payable as of March 31, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2021, we reported approximately $116.1 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of March 31, 2021, we had approximately $21.5 million of customer deposits representing cash advances from buyers for pre-sales of our residential units and we believe such cash advances can be used to fund our ongoing construction projects whenever necessary. For the six months ended March 31, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions or what assumptions market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the customer advances, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the other loans payable.

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

• recognition of revenue when (or as) the Company satisfies a performance obligation.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Under percentage completion method, revenue and profit from the sales of long-term real estate development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.	Construction is beyond a preliminary stage.
b.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sale prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

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

Revenue from the sales of previously completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Company has the right to payment and the collection of the consideration is probable. For municipal road construction projects, fees are generally recognized at the time the projects are completed.

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended March 31,
	2021	2020
Revenue recognized for completed condominium real estate projects	$18,278,112	$1,889,829
Revenue recognized for condominium real estate projects under development	-	-
Total	$18,278,112	$1,889,829

	For the six months ended March 31,
	2020	2019
Revenue recognized for completed condominium real estate projects	$21,033,374	$4,194,073
Revenue recognized for condominium real estate projects under development	-	-
Total	$21,033,374	$4,194,073

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

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

	For three months ended March 31,		For six months ended March 31,		September 30,
	2021	2020	2021	2020	2020
Period end RMB : USD exchange rate	6.5518	7.0808	6.5518	7.0808	6.7896
Period average RMB : USD exchange rate	6.4817	6.9786	6.5526	7.0117	7.0056

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2021 and 2020, the Company did not recognize an impairment loss for any of its real estate properties.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2020, the total interest capitalized in the real estate property development was $1,705,550 and $3,474,114, respectively. For the three and six months ended March 31, 2020, the total interest capitalized in the real estate property development was $1,732,506 and $3,460,383, respectively

Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds its estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the three and six months ended March 31, 2021 and 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred tax assets and liabilities are for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowances is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2021 and September 30, 2020.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2021 and 2020. As of March 31, 2021, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities. The parent Company China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2020 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of March 31, 2021 and September 30, 2020, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date. The methods to implement this tax law vary among different geographic areas. Hanzhong, where the project Mingzhu Garden, Nan Dajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the Yangzhou Pearl Garden and Yangzhou Palace projects are located, has a tax rate of 0.5%.

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and six months ended March 31, 2021 and 2020 were net income (loss) and foreign currency translation adjustments.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no anti-dilutive share for the three and six months ended March 31, 2021 and 2020.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $76,300). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that those Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three and six months ended March 31, 2021 and 2020, no supplier accounted for more than 10% of the total project expenditures.

For the three and six months ended March 31, 2021, the Company had real estate sales revenue of $14,432,275 related to sales to the local government for residence reallocation purposes, representing 79% and 68.6% of the Company’s total real estate sales revenue for the three and six months ended March 31,2021, respectively. For the three and six months ended March 31, 2020, the Company did not have any individual customer with over 10% of the Company real estate sales revenue for the related periods.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development As of March 31, 2021 and September 30, 2020:

	Balance as of
	March 31, 2021	September 30, 2020
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$23,487,591	$22,801,439
Hanzhong City Oriental Pearl Garden	20,660,729	19,937,105
Yang County Yangzhou Pearl Garden Phase II	2,616,474	2,559,977
Yang County Yangzhou Palace	46,594,626	49,372,737
Real estate property development completed	$93,359,420	$94,671,258
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$174,713,368	$164,879,955
Hanzhong City Nanyuan II project(e)	23,185,457	-
Hanzhong City Hanfeng Beiyuan East (b)	854,422	824,496
Hanzhong City Beidajie (b)	46,530,230	57,142,127
Yang County East 2nd Ring Road (c)	5,868,290	4,894,439
Real estate property under development	$251,151,767	$227,741,017

(a)

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2021, the main Liangzhou road construction is substantially completed. The Company launched the construction of the Liangzhou Road related projects in December 2020.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2021, the actual costs incurred by the Company were $174,713,368 (September 30, 2019 - $164,879,955) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of March 31, 2021, the local government has not completed the budget for these projects therefore the delivery for these projects for government’s acceptance and related settlement were extended to 2022. Due to delays in the government approval and slow development progress, the Company disposed of certain construction properties in the Beidajie project to Hanzhong Guangsha Real Estate Development Inc. (“Hanzhong Guangsha”) an entity controlled by the Company’s chairman and Chief executive officer Mr. Xiaojun Zhu to settle the payable of approximately $28.2 million related to Hanzhong Guangsha in connection with the acquisition of the Hanzhong Nanyuan II Project disclosed below in (e).

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31,2020 and 2019 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of March 31, 2021 and in process of government review and approval.

(e)	On January 20, 2021, the Company entered into agreement with Hanzhong Guangsha, an entity controlled by the Company’s chairman and Chief executive officer Mr. Xiaojun Zhu, to acquire certain real estate under development in the Hanzhong Nanyuan II Project in the amount of approximately $28.2 million, for the local government’s residence reallocation related to the Liangzhou road and affiliated project. The remaining balance of the real estate under development in the Hanzhong Nanyuan II project is expected to be completed before September 30, 2021 and will be sold to the local government for residence reallocation purposes.

NOTE 4. CONSTRUCTION LOANS

	March 31, 2021	September 30, 2020
	(Unaudited)
Loan A	$97,939,013	$92,450,491
Loan B	18,121,611	17,486,917
Total	$116,060,624	$109,937,408

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $118.8 million (RMB 775,000,000) for a long term loan with interest at 4.75% to the develop Liangzhou Road Project. As of September 30, 2020, the Company borrowed $97,832,408 under this credit line with a due date in October 2021. Due to local government’s delay in the reallocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $46,594,626 as of March 31, 2021 (September 30, 2020- $49,372,737). For the three and six months ended March 31, 2021, the interest was $1,570,490 and $3,203,279, respectively, which was capitalized into the development cost of the Liangzhou Road Project. For the three and six months ended March 31, 2020, interest was $1,599,637 and $3,195,887, respectively, which was capitalized in to the development cost of the Liangzhou Road Project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

(B)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.2 million (RMB 119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan by equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $174,713,368 as collateral for the loan. Total interest of $54,262 and $109,583 for the three and six months ended March 31, 2021, respectively, was capitalized into the development cost of the Hanzhong City Liangzhou Road Project. Total interest of $51,732 and $102,961 for the three and six months ended March 31, 2020, respectively, were capitalized into the development cost of Hanzhong City Liangzhou Road Project.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $26.8 million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan by equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2021. As of March 31, 2021 and September 30, 2020, the outstanding balance of the loan was Nil. Interest charges for the three and six months ended March 31, 2021 was $79,798 and $161,152, respectively, which was included in the construction capitalized costs. Interest charges for the three and six months ended March 31, 2020 was $76,062 and $151,414, respectively, which was included in the construction capitalized costs.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31, 2021	September 30, 2020
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$7,906,459	$7,606,944
Oriental Pearl Garden	4,669,289	4,358,467
Liangzhou Road and related projects	615,098	888,123
Yangzhou Pearl Garden	1,442,548	1,243,137
Yangzhou Palace	6,864,633	5,308,857
Total	$21,498,027	$19,405,528

Customer deposits are typically 10% - 20% of the unit price for those customers who purchase properties in cash and 30%-50% of the unit price for those customers who purchase properties with mortgages.

NOTE 6. TAXES

(A)  Value added Tax (“VAT”)

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of March 31, 2021, the Company had business sales tax payable of $4,643,839 (September 30, 2020 - $5,159,296), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of March 31, 2021 and September 30, 2020, the Company’s total income tax payable amounted to $13,241,343 and $11,639,537, respectively, which included the income tax payable balances in the PRC of $9,944,343 and $8,342,537, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	-	(9.8)%	-	(14.7)%

Effective tax rate	25%	15.2%	$25%	10.3%

*Valuation allowance change and other adjustments for the three and six months ended March 31, 2021 and 2020 were primarily related to valuation allowance changes on historical losses.

Income tax expense for the three and six months ended March 31, 2021 and 2020 is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Current tax provision	$741,431	$67,000	$839,624	$134,000
Deferred tax provision	-	(178,699)	-	(235,179)
Income tax provision	$741,431	$(111,699)	$839,624	$(101,179)

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. TAXES (continued)

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of March 31, 2021 and September 30, 2020, the Company’s GILTI tax payable was Nil.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of March 31, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

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

As at March 31, 2021 and September 30, 2020, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to March 31, 2021 and September 30, 2020.

(D) Taxes payable consisted of the following:

	December 31, 2020	September 30, 2020
	(Unaudited)	(Unaudited)
CIT	$13,241,343	$12,213,470
VAT payable	4,643,839	5,159,296
Other taxes and fees	2,707,425	2,508,445
Tax payable	$20,592,607	$19,881,211

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

On August 19, 2020, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Florida Secretary of State to affect a one-for-two reverse split of the Company’s authorized and issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on August 20, 2020 (the “Effective Time”). At the Effective Time, every two shares of the Company’s common stock authorized issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be rounded up to the nearest full share. The Company had a total of 45,050,000 shares of common stock issued and outstanding prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of common stock outstanding as of March 31, 2021 and September 30, 2020, which reflects the effect of the reverse split, was 22,525,000. The financial statements give retroactive effect to this reverse stock split.

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. For the three and six months ended March 31, 2021 and 2020, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of March 31, 2021 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $66 million and $68 million, respectively. As of March 31, 2021 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.3 million and $3.4 million, respectively, and the Company believes that such reserves are sufficient.

NOTE 9. SUBSEQUENT EVENT

On April 19, 2021 (the “Closing Date”), pursuant to the terms of the Equity Acquisition Agreement, dated as of March 24, 2021, between China HGS Real Estate Inc., (the “Company,”) and Shaanxi Tianhao Construction Engineer Co., Ltd (“Shaanxi Tianhao”) (the "Purchaser") (the “Equity Acquisition Agreement”), the Company issued 3,092,114 shares of common stock to the Purchaser to settle its accounts payable balance of RMB 43 million with the Purchaser. In accordance with the Equity Acquisition Agreement, the Purchaser received shares of common stock equivalent to RMB 43 million based on a price of $2.13 per share which was the average stock price of the Company stock during the five (5) trading days preceding the Closing Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and six months ended March 31, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the first six months ended March 31, 2021, our sales, gross profit and net income were $21.0 million, $4.6 million and $2.5 million, respectively, representing an approximate 401.5%, 377.8% and 385.1% increase in sales, gross profit and net income as compared to six months ended March 31, 2020, respectively. The increase in sales, gross profit and net income was mainly resulted from more gross floor area (“GFA”) sold during six months ended March 31, 2021

For the six months ended March 31, 2021, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $671 per square meter, an increase of 13.2% from the ASP of $593 per square meter for the six months ended March 31, 2020, which was mainly due to more commercial units with higher selling price were sold during the six months ended March 31, 2021. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $618 per square meter for the six months ended March 31, 2021, increased from the ASP of $544 per square meter for the six months ended March 31, 2020 due to increasing real estate price in the local market.

Market Outlook

The Chinese government is expected to continue implementing the tightening of measurements to cool down the real estate market. These measures may include but not limit to restriction on home purchase, increase the down-payment requirement against speculative buying, development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process, etc. The downward pressure on home sales and prices will be especially obvious in third- and fourth-tier cities, while the property market in the first- and second-tier cities is expected to be resilient.

The Company intends to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet.

The Company started the construction of Liangzhou Road related project after the approval by the local government of the road. These projects will comprise of residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. For the six months ended March 31, 2021, the COVID-19 pandemic did not have a material net impact on the Company’s financial positions and operating results. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

Liangzhou road and related projects

In September 2013, the Company entered into an agreement ("Liangzhou Agreement") with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project"). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing resident in the Liangzhou road area. The government's original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project's road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of March 31, 2021, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, the Company expected to the government's acceptance to be completed before the end of fiscal 2021. Due to historical delays in government approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

As of March 31, 2021, the actual costs incurred by the Company was $174,713,368 (September 30, 2020 - $164,879,955) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

The Liangzhou Road related projects mainly consists of Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area:

Oriental Pearl Garden Phase II

Oriental Garden Phase II project is planned to consist of 8 high-rise residential buildings and 6 commercial buildings with total planned GFA of 370,298 square meters. The project will also include a farmer’s market.

Liangzhou Mansion

Liangzhou Mansion project is planned to consist of 7 high-rise buildings and commercial shops on the first floor with total planned GFA of 160,000 square meters.

Pearl Commercial Plaza

Pearl Commercial Plaza is planned to consist of one office building, one service apartment (or hotel), classical architecture style of Chinese traditional houses and shopping malls with total planned GFA of 124,191 square meters.

The Company plans to start the construction of these three real estate projects in 2020 after the road construction is fully completed and passes local government’s inspection and approval. These related projects may take 2-3 years to fully complete.

Road Construction

Other road construction projects mainly included the Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31, 2020 and 2 September 30, 2020 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of March 31, 2021, the local government was still in the process of assessing the budget for these projects, which is expected to be completed by 2021.

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

• recognition of revenue when (or as) the Company satisfies a performance obligation.

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

Under percentage completion method, revenue and profit from the sales of long-term real estate development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.	Construction is beyond a preliminary stage.
b.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sale prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

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

Revenue from the sales of previously completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the assets and the Company has the right to payment and the collection of the consideration is probable. For municipal road construction projects, fees are generally recognized at the time the projects are completed.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2021 and 2020, the Company did not recognize an impairment loss for any of its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenues

The following is a breakdown of revenue:

	For Three Months Ended March 31,
	2021	2020
Revenue recognized for completed condominium real estate projects	$18,278,112	$1,889,829
Revenue recognized for condominium real estate projects under development	-	-
Total	$18,278,112	$1,889,829

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2021		2020		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$68,894	0.4%	$350,048	18.5%	$(281,154)	(80.3)%
Oriental Pearl Garden	-	0.0%	88,224	4.7%	(88,224)	(100)%
Nanyuan II Project	14,432,275	79.0%			14,432,275	100%
Yangzhou Palace	3,734,831	20.4%	1,451,557	76.8%	2,283,274	157.3%
Yangzhou Pearl Garden Phase I and II	42,112	0.2%	-	-	42,112	100%

Total Real Estate Sales before Sales Tax	18,278,112	100%	1,889,829	100%	16,288,283	867.2%
Sales Tax	(115,166)		(27,048)		(88,118)	325.8%
Revenue net of sales tax	$18,162,946		$1,862,781		$16,300,165	875.0%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by 867.2% to approximately $18.3 million for the three months ended March 31, 2021 from approximately $1.9 million. The total GFA sold during three months ended March 31, 2021 was 5,368 square meters, representing a significant increase from the 3,266 square meters completed and sold during the same period of last year. In addition, we acquired Nanyuan II project under development from our affiliated entity in January 2021 and sold certain completed residential units to the local government for residence reallocation purposes with total revenue of approximately $14.4 million for the three months ended March 31, 2021. The sales tax for the three months ended March 31, 2021 was approximately $0.1 million, increased by 325.8% from the same period of 2020, consistent with the increase in revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2021		2020		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$1,302,684	9%	$133,968	9.1%	$1,168,716	872.4%
Construction cost	13,171,580	91%	1,332,413	90.9%	11,839,167	888.6%
Total cost	$14,474,264	100%	$1,466,381	100%	$13,007,883	887.1%

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

Cost of sales was approximately $14.5 million for the three months ended March 31, 2021 compared to $1.5 million for the same period of last year. The $13.1 million increase in cost of sales was mainly attributable to more GFA sold during the three months ended March 31, 2021 which led to increased cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2021 were approximately $1.3 million, as compared to approximately $0.1 million for the three months ended March 31, 2020, representing an increase of approximately $1.2 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter significantly increased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2021 were approximately $13.2 million as compared to approximately $1.3 million for the same period of last year, representing an increase of approximately $11.8 million. The increase in construction cost was due to more real estate projects sold during the quarter ended March 31, 2021.

Gross Profit

Gross profit was approximately $3.7 million for the three months ended March 31, 2021 as compared to approximately $0.4 million for the three months ended March 31, 2020, representing an increase of $3.3 million, which was mainly attributable to more GFA sold during the current quarter of fiscal 2021. The gross margin was consistently around 20% to 21% in both periods.

	For Three Months Ended March 31,
	2021		2020
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$20,765	30.1%	$96,691	27.6%
Oriental Garden	-	-	26,357	29.9%
Nanyuan II project	2,851,601	19.8%	-	-
Yangzhou Pearl Garden Phase I and II	5,698	13.5%	-	-%
Yangzhou Palace	925.784	24.8%	300,400	20.7
Sales Tax	(115,166)	-	(27,048)	-
Total Gross Profit	$3,688,682	20.2%	$396,400	21.0%
Total Real Estate Sales before Sales Tax	$18,278,112		$1,889,829

Operating Expenses

Total operating expenses decreased by 45.1% to approximately $0.6 million for the three months ended March 31, 2021 from $1.0 million for the three months ended March 31, 2020, primarily due more marketing and promotion selling expense incurred for the three months ended March 31, 2020. Our general and administrative expense was approximately $0.6 million for the three months ended March 31, 2021, decreased by $0.4 million from the three months ended March 31, 2020 due to less office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 3.1% and 54% of our real estate sales before sales taxes for the three months ended March 31, 2021 and 2020, respectively.

	For Three Months Ended March 31,
	2021	2020
Selling expenses	$16,821	$200,390
General and administrative expenses	543,334	819,415
Total operating expenses	$560,155	$1,019,805
Percentage of Real Estate Sales before Sales Tax	3.1%	54.0%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended March 31, 2021 and 2020.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of March 31, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the six months ended March 31, 2021 and 2020, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net income

We reported net income of approximately $2.2 million for the three months ended March 31, 2021, as compared to net loss of approximately $0.6 for the three months ended March 31, 2020. The increase of approximately $2.8 million in our net income was primarily due to more revenue for the three months ended March 31, 2021 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to loss of $0.7 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at March 31, 2021 were translated at 6.5518 RMB to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2021 and 2020 were 6.5526 RMB and 7.0117 RMB, respectively.

Six Months Ended March 31, 2021 compared to Six Months Ended March 31, 2020

Revenues

The following is a breakdown of revenue:

	For Six Months Ended March 31,
	2021	2020
Revenue recognized under full accrual method	$21,033,374	$4,194,073
Revenue recognized under percentage of completion method	-	-
Total	$21,033,374	$4,194,073

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2020		2019		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$188,519	0.9%	$530,953	12.7%	$(342,434)	(64.5)%
Nanyuan II Project	14,432,275	68.6%	-	-	14,432,275	100%
Yangzhou Pearl Garden Phase I and Phase II	42,112	0.2%	8,708	0.2%	33,404	383.6%
Oriental Garden	-	-	121,904	2.9%	(121,904)	(100)%
Yangzhou Palace	6,370,468	30.3%	3,532,508	84.2	2,837,960	80.3%

Total Real Estate Sales before Sales Tax	21,033,374	100%	4,194,073	100%	16,839,301	401.5%
Sales Tax	(138,704)		(66,281)		(72,422)	109.3%
Revenue net of sales tax	$20,894,670		$4,127,792		$16,766,878	406.2%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by 401.5% to approximately $21.0 million for the six months ended March 31, 2021 from approximately $4.2 million in the same period of last year. The total GFA sold during six months ended March 31, 2020 was merely 9,893 square meters, representing a 38% increase from the 7,173 square meters completed and sold during the same period of last year. In addition, we acquired the Nanyuan II project under development from our affiliated entity in January 2021 and sold certain completed residential units to local government for residence reallocation purpose with total revenue of approximately $14.4 million for the six months ended March 31, 2021. The sales tax for the six months ended March 31, 2021 was approximately $0.1 million, increased by 109.3% from the same period of 2020, consistent with more revenue in the first half of fiscal 2021.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2021		2020		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$1,551,151	9.5%	$297,629	9.4%	$1,253,522	421.2%
Construction cost	14,776,755	90.5%	2,874,364	90.6%	11,902,391	414.1%
Total cost	$16,327,906	100%	$3,171,993	100%	$13,155,913	414.8%

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

Cost of sales was approximately $16.3 million for the six months ended March 31, 2021 compared to $3.2 million for the same period of last year. The $13.2 million decrease in cost of sales was mainly attributable to more GFA sold during the six months ended March 31, 2021 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2021 were approximately $1.6 million, as compared to approximately $0.3 million for the six months ended March 31, 2020, representing an increase of approximately $1.3 million from the same period of last year. The increase was consistent with the fact that total GFA sold in the first six months 2020 was significantly increased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2021 were approximately $14.8 million as compared to approximately $2.9 million for the same period of last year, representing an increase of approximately $11.9 million. The increase in construction cost was due to more real estate property units sold during the first half of fiscal 2020.

Gross Profit

Gross profit was approximately $4.6 million for the six months ended March 31, 2021 as compared to approximately $1.0 million for the six months ended March 31, 2020, representing an increase of $3.6 million, which was mainly attributable to more GFA sold during the first half of fiscal 2021. The gross margin was consistently around 21.7% to 22.8% in the first half of fiscal 2021 and 2020. For the six months ended March 31, 2021, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $671 per square meter, an increase of 13.2% from the ASP of $593 per square meter for the six months ended March 31, 2020, which was mainly due to more commercial units with higher selling price were sold during the six months ended March 31, 2021. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $618 per square meter for the six months ended March 31, 2020, increased from the ASP of $544 per square meter for the six months ended March 31, 2020 due to increasing real estate prices in the local market.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2021		2020
	Gross Profit	Percentage of Revenue	Gross Profit	Percentage of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$47,102	27.7%	$147,062	27.7%
Oriental Garden	-	-	36,419	29.9%
Nanyuan II project	2,851,601	19.8%
Yangzhou Pearl Garden	5,698	13.5%	1,179	13.5%
Yangzhou Palace	1,801,067	28.3%	837,420	23.7%
Sales Tax	(128,704)		(66,281)
Total Gross Profit	4,566,764	21.7%	955,799	22.8%
Total Real Estate Sales before Sales Tax	$21,033,374		$4,194,073

Operating Expenses

Total operating expenses were approximately $0.9 million and $1.8 million for the six months ended March 31, 2021 and 2020, respectively. The significant decrease in selling expenses of $0.3 million for six months ended March 31, 2021 was primarily attributed to less promotion activities. The 47.7% decrease in general administration expense for the six months ended March 31, 2021 was primarily attributed to less office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 4.5% and 43.1% of our real estate sales before sales taxes for the six months ended March 31, 2021 and 2020, respectively.

	For Six Months Ended March 31,
	2021	2020
Selling expenses	$96,166	$400,558
General and administrative expenses	849,259	1,408,254
Total operating expenses	$945,425	$1,808,812
Percentage of Real Estate Sales before Sales Tax	4.5%	43.1%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the six months ended March 31, 2021 and 2020.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of March 31, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the six months ended March 31, 2021 and 2020, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

We reported net income of approximately $2.5 million for the six months ended March 31, 2021, as compared to net loss of approximately $0.9 million for the six months ended March 31, 2020. The increase of $3.4 million in our net income was primarily due to more revenue reported for the first half of fiscal 2021 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).   RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to loss of $6.3 million and $1.6 million for the six months ended March 31, 2021 and 2020, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at March 31, 2021 were translated at 6.5518 RMB to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended March 31, 2021 and 2020 were 6.5526 RMB and 7.0117 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue during the six months ended March 31, 2020 were significantly lower. The Company is experiencing a recovery of its real estate development business in the first half of fiscal 2021 due to increasing demand from the local real estate market. The Company had revenue of approximately $21.0 million for the six months ended March 31, 2021, increased from $4.2 million in the same period of last year. Based on the assessment of current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and the real estate sales are expected to grow in the coming periods. On the other side, due to negative impact from COVID-19 outbreak and spread, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of March 31, 2021, we had large construction loans payable of approximately $116.1 million and a large accounts payable of approximately $31.9 million to be paid to subcontractors within one year. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2021, our total cash and restricted cash balance was approximately $3.9 million similar to the approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of March 31, 2021, we had approximately $93.4 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $31.9 million accounts payable as of March 31, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2021, we reported approximately $116.1 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current projects and operations. As of March 31, 2021, we had approximately $21.5 million of customer deposits representing cash advances from buyers for pre-sales of our residential units and we believe such cash advances can be used to fund our ongoing construction projects whenever necessary. For the six months ended March 31, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operations whenever necessary.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(50,575)	$2,358,915
Net cash used in financing activities	-	(2,128,585)
Effect of change of foreign exchange rate on cash and restricted cash	36,349	103,801
Net (decrease) increase in cash and restricted cash	(14,226)	334,131
Cash and restricted cash, beginning of period	3,867,536	4,202,117
Cash and restricted cash, end of period	$3,853,310	$4,536,248

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was approximately $0.05 million, consisting of net income of approximately $2.5 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $4.7 million due to sales of our Yangzhou Palace project and an increase in accounts payable of $5.5 million payable to construction contractors and an increase in customer deposit received of $1.4 million, offset by additional spending in real estate under development of $13.0 million.

Net cash provided by operating activities during the six months ended March 31, 2020 was approximately $2.4 million, consisting of net loss of approximately $0.9 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $2.9 million due to sales of our Yangzhou Palace project, a collection of security deposit of $3.2 million and an increase in customer deposits received of $2.3 million, offset by additional spending in real estate under development of $2.8 million and payments of accrued expenses and taxes payable of approximately $2.1 million.

Financing Activities

Net cash flows used in financing activities was approximately $2.1 million for six months ended March 31, 2020, which was due to a repayment of construction loans of approximately $2.1 million during the six months ended March 31, 2020.

Off-Balance Sheet Arrangements

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of March 31, 2021 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $66 million and $68 million, respectively. As of March 31, 2021 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.3 million and $3.4 million, respectively, and the Company believes that such reserves are sufficient.

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

Interest Rate Risk

We have not been, nor do we anticipate being exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts and interest expense on our variable rate bank loan. We have not used, and do not expect to use in the future any derivative financial instruments to hedge our interest risk exposure. However, fluctuations in interest rates can lead to significant changes in our interest income and interest expense.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

China HGS Real Estate, Inc.

May 17, 2021	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer