Form 10-Q
period 2021-06-30
CHINA HGS REAL ESTATE INC.
filed 2021-08-16
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,617,807

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS	(Unaudited)
Cash	$324,497	$457,699
Restricted cash	3,382,086	3,409,837
Contract assets	12,645,871	14,255,328
Real estate property development completed	92,799,351	94,671,258
Other assets	9,250,111	8,132,555
Property, plant and equipment, net	563,086	571,330
Security deposits	1,951,204	1,855,506
Real estate property under development	263,416,787	227,741,017
Due from local governments for real estate property development completed	3,017,624	2,869,623

Total assets	$387,350,617	$353,964,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Construction loans	$119,391,636	$109,937,408
Accounts payable	20,128,624	25,415,352
Other payables	4,659,605	4,028,048
Construction deposits	3,338,078	3,202,730
Contract liabilities	2,082,108	1,847,685
Customer deposits	22,814,868	19,405,528
Accrued expenses	1,879,321	1,920,370
Taxes payable	22,982,722	19,881,211
Total liabilities	197,276,962	185,638,332

Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,617,807 and 22,525,693 shares issued and outstanding June 30, 2021 and September 30, 2020, respectively	25,617	22,525
Additional paid-in capital	136,522,128	129,930,330
Statutory surplus	10,458,395	10,458,395
Retained earnings	41,095,539	34,954,061
Accumulated other comprehensive income (loss)	1,971,976	(7,039,490)
Total stockholders' equity	190,073,655	168,325,821

Total Liabilities and Stockholders' Equity	$387,350,617	$353,964,153

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Real estate sales	$31,824,097	$3,046,430	$52,857,471	$7,240,503
Less: Sales tax	(197,537)	(29,222)	(336,241)	(95,503)
Impairment losses on real estate property development completed	—	(2,703,031)	—	(2,703,031)
Cost of real estate sales	(25,296,688)	(1,728,217)	(41,624,594)	(4,900,210)
Gross profit	6,329,872	(1,414,040)	10,896,636	(458,241)
Operating expenses
Selling and distribution expenses	81,002	77,404	177,168	477,962
General and administrative expenses	1,411,151	973,318	2,260,410	2,381,572
Total operating expenses	1,492,153	1,050,722	2,437,578	2,859,534
Operating income (loss)	4,837,719	(2,464,762)	8,459,058	(3,317,775)
Interest income (expense), net	2,857	(16,171)	6,394	(49,010)
Other expense	(1,354)	(58,380)	(273,782)	(155,109)
Income (loss) before income taxes	4,839,223	(2,539,313)	8,191,671	(3,521,894)
Provision(benefit) for income taxes	1,210,569	35,860	2,050,193	(65,319)
Net income (loss)	3,628,654	(2,575,173)	6,141,478	(3,456,575)
Other comprehensive income (loss)
Foreign currency translation adjustment	2,757,738	363,273	9,011,466	1,920,990
Comprehensive income (loss)	$6,386,392	$(2,211,900)	$15,152,944	$(1,535,585)
Basic and diluted income (loss) per common share
Basic and diluted	$0.14	$(0.11)	$0.26	$(0.15)
Weighted average common shares outstanding
Basic and diluted	25,102,455	22,525,693	23,378,298	22,525,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Statutory	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2019	22,525,693	$22,525	$129,930,330	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150
Net (loss) for the period	—	—	—	—	(257,381)	—	(257,381)
Foreign currency translation adjustments	—	—	—	—	—	4,380,862	4,380,862
Balance at December 31, 2019	22,525,693	22,525	129,930,330	10,360,251	33,189,365	(11,302,861)	162,823,631
Net (loss) for the period	—	—	—	—	(624,021)	—	(624,021)
Foreign currency translation adjustments	—	—	—	—	—	(2,823,145)	(2,823,145)
Balance at June 30, 2020	22,525,693	22,525	129,930,330	10,360,251	33,189,365	(14,126,006)	159,376,465
Net (loss) for the period	—	—	—	—	(2,575,173)	—	(2,575,173)
Foreign currency translation adjustments	—	—	—	—	—	363,273	363,273
Balance at June 30, 2020	22,525,693	$22,525	$129,930,330	$10,360,251	$30,614,365	$(13,762,733)	$157,164,565

Balance at September 30, 2020	22,525,693	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income for the period	—	—	—	—	291,587	—	291,587
Foreign currency translation adjustments	—	—	—	—	—	6,991,159	6,991,159
Balance at December 31, 2020	22,525,693	22,525	129,930,330	$10,458,395	35,245,648	(48,331)	175,608,567
Net income for the period	—	—	—	—	2,221,237	—	2,221,237
Foreign currency translation adjustments	—	—	—	—	—	(737,431)	(737,431)
Balance at June 30,2021	22,525,693	22,525	129,930,330	10,458,395	37,466,885	(785,762)	177,092,373
Issuance of stock for settlement of accounts payable	3,092,114	3,092	6,591,798	—	—	—	6,594,890
Net income for the period	—	—	—	—	3,628,654	—	3,628,654
Foreign currency translation adjustments	—	—	—	—	—	2,757,738	2,757,738
Balance at June 30, 2021	25,617,807	$22,525	$136,522,128	$10,458,395	$41,095,539	$1,971,976	$190,073,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$6,141,478	$(3,456,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision(benefit)	—	(266,319)
Depreciation	37,342	56,366
Impairment losses on real estate property development completed	—	2,703,031
Changes in operating assets and liabilities:
Contract assets	2,321,807	12,600,352
Real estate property development completed	6,688,702	(7,549,755)
Real estate property under development	(19,949,297)	(4,393,458)
Other current assets	(691,310)	(1,170,228)
Security deposit		4,761,043
Accounts payables	61,717	(657,012)
Other payables	419,675	150,939
Contract liabilities	137,771	(139,990)
Customer deposits	2,385,004	1,785,335
Construction deposits	(29,542)	(426)
Accrued expenses		(631,420)
Taxes payables	2,224,269	(1,979,971)
Net cash (used in) provided by operating activities	(252,384)	1,811,912

Cash flow from financing activities
Repayments of construction loans	—	(2,405,349)
Net cash (used in) financing activities	—	(2,405,349)

Effect of changes of foreign exchange rate on cash and restricted cash	91,431	184,993
Net (decrease) in cash and restricted cash	(160,953)	(408,444)
Cash and restricted cash, beginning of period	3,867,536	4,202,117
Cash and restricted cash, end of period	$3,706,583	$3,793,673
Supplemental disclosures of cash flow information:
Interest paid	$2,014,791	$5,142,658
Income taxes paid	$265,149	$504,064

Reconciliation to amounts on condensed consolidated balance sheets:
Cash	$324,497	$516,272
Restricted	3,382,086	3,277,401
Total cash and restricted cash	$3,706,583	$3,793,673

Cash, beginning of period	$457,699	$263,139
Restricted, beginning of period	3,409,837	3,938,978
Total cash and restricted cash, beginning of period	$3,867,536	$4,202,117

Non-cash financing activities:
Reclassification of interest payable to construction loan	$3,269,932	$—
Real estate sales for settlements in real estate property under development	$(14,503,991)	$—
Issuance of stock for settlement of accounts payable	$6,594,890	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on January 13, 2021.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, our revenue during the nine months ended June 30, 2020 were significantly lower. The Company is experiencing recovery of its real estate development business in the nine months of fiscal 2021 due to increasing demand from the local real estate market. The Company had revenue of approximately $52.9 million for the nine months ended June 30, 2021, increased from $7.2 million in the same period of last year. Based on the assessment of current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and the real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 outbreak and spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of June 30, 2021, we had large construction loans payable of approximately $119.4 million and large accounts payable of approximately $20.1 million to be paid to subcontractors within one year. The extent of the impact of COVID-19 on the Company's future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above- mentioned facts raise substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2021, our total cash and restricted cash balance was approximately $3.7 million similar to approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of June 30, 2021, we had approximately $92.8 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $20.1 million accounts payable as of June 30, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2021, we reported approximately $119.4 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of June 30, 2021, we had approximately $22.8 million of customer deposits representing cash advances from buyers for pre-sales of our residential units and road construction and we believe such cash advances can be used to fund our ongoing construction projects whenever necessary. For the nine months ended June 30, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

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

Fair value of financial instruments

The Company follows the provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Revenue recognition

The Company follows FASB ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when (or as) the Company satisfies a performance obligation.

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

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects	$31,824,097	$3,046,430
Revenue recognized for condominium real estate projects under development	—	—
Total	$31,824,097	$3,046,430

	For the nine months ended June 30,
	2020	2020
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects	$52,857,471	$7,240,503
Revenue recognized for condominium real estate projects under development	—	—
Total	$52,857,471	$7,240,503

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation. If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer’s deposit and resell the property to a third party. Once the Certificate of Ownership has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

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

	For three months ended		For nine months ended
	June 30,		June 30,		September 30,
	2021	2020	2021	2020	2020
Period end RMB : USD exchange rate	6.4566	7.0651	6.4566	7.0651	6.7896
Period average RMB : USD exchange rate	6.4594	7.0841	6.5202	7.0364	7.0056

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2021 and 2020, the Company recognized nil and $2,703,031 impairment loss for any of its real estate properties, respectively.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2021, the total interest capitalized in the real estate property development was $1,810,609 and $5,284,723, respectively. For the three and nine months ended June 30, 2020, the total interest capitalized in the real estate property development was $1,697,227 and $5,157,611, respectively

Impairment of long-lived assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds its estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets during the three and nine months ended June 30, 2021 and 2020.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2021 and September 30, 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2021 and 2020. As of June 30, 2021, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2020 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of June 30, 2021 and September 30, 2020, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three and nine months ended June 30, 2021 and 2020 were net income (loss) and foreign currency translation adjustments.

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no anti-dilutive shares for the three and nine months ended June 30, 2021 and 2020.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company's cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China's new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company's accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $77,440). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that those Chinese banks that hold the Company's cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. For the three and nine months ended June 30, 2021 and 2020, no supplier accounted for more than 10%of the total project expenditures.

For the three and nine months ended June 30, 2021, the Company had real estate sales revenue of $29,107,272 and $43,538,611 related to sales to the local government for residence reallocation purposes, representing 91.5% and 82.4% of the Company’s total real estate sales revenue for the three and nine months ended March 31, 2021, respectively.  For the three and nine months ended June 30, 2020, the Company did not have any individual customer with over 10% of the Company real estate sales revenue for the related periods.

Recent Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-17 ("ASU 2018-17"), Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for non-public business entities for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Management has considered all other recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development As of June 30, 2021 and September 30, 2020:

	Balance as of
	June 30, 2021	September 30, 2020
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$23,833,905	$22,801,439
Hanzhong City Oriental Pearl Garden	20,965,363	19,937,105
Yang County Yangzhou Pearl Garden Phase II	2,655,053	2,559,977
Yang County Yangzhou Palace	45,345,030	49,372,737
Real estate property development completed	$92,799,351	$94,671,258
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$177,539,504	$164,879,955
Hanzhong City Hanfeng Beiyuan East (b)	2,139,605	824,496
Hanzhong City Beidajie (b)	78,590,807	57,142,127
Yang County East 2nd Ring Road (c)	5,146,871	4,894,439
Real estate property under development	$263,416,787	$227,741,017
(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2021, the main Liangzhou road construction is substantially completed. The Company launched the construction of the Liangzhou Road related projects in December 2020.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30, 2021, the actual costs incurred by the Company were $177,539,504 (September 30, 2019 - $164,879,955) and the incremental cost related to residence resettlement approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2021, the local government has not completed the budget for these projects therefore the delivery for these projects for the government's acceptance and related settlement were extended to 2022. Due to delays in the government approval and slow development progress, in January 2021, the Company disposed of certain construction properties in the Beidajie project at carrying value to Hanzhong Guangsha Real Estate Development Inc. ("Hanzhong Guangsha") an entity controlled by the Company’s chairman and Chief executive officer Mr. Xiaojun Zhu to settle the payable of approximately $28.2 million related to Hanzhong Guangsha in connection with the acquisition of the Hanzhong Nanyuan II Project disclosed below.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

On January 20, 2021, the Company entered into agreement with Hanzhong Guangsha, an entity controlled by the Company's chairman and Chief executive officer Mr. Xiaojun Zhu, to acquire certain real estate under development in the Hanzhong Nanyuan II Project in the amount of approximately $28.2 million, for the local government's residence reallocation related to the Liangzhou road and affiliated project. All the real estate property in Hanzhong Nanyuan II project was completed and sold to the local government for residence reallocation purposes by June 30, 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (June 30, 2021 and 2020 – 4.75)%. The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30, 2021 and in process of government review and approval. For the three and nine months ended June 30, 2021, the Company received local government’ installment payments of approximately $2.3 million and the final payment is pending for the local government’s approval. The installment received was included in the Company’s customer deposits as of June 30, 2021.

NOTE 4. CONSTRUCTION LOANS

	June 30,	September 30,
	2021	2020
	(Unaudited)
Loan A	$101,002,829	$92,450,491
Loan B	18,388,807	17,486,917
Total	$119,391,636	$109,937,408

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $118.8 million (RMB 775,000,000) for a long term loan with interest at 4.75% to the develop Liangzhou Road Project. As of September 30, 2020, the Company borrowed $97,832,408 under this credit line with a due date in October 2021. Due to local government’s delay in the reallocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $45,345,030 as of June 30, 2021 (September 30, 2020- $49,372,737). For the three and nine months ended June 30, 2021, the interest was $1,666,977 and $4,870,356, respectively, which was capitalized into the development cost of the Liangzhou Road Project. For the three and nine months ended June 30, 2020, interest was $1,565,156 and $4,761,043, respectively, which was capitalized in to the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.4 million (RMB 119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $177,539,504 as collateral for the loan. Total interest of $58,137 and $167,720 for the three and nine months ended June 30, 2021, respectively, was capitalized into the development cost of the Hanzhong City Liangzhou Road Project. Total interest of $51,502 and $154,463 for the three and nine months ended June 30, 2020, respectively, were capitalized into the development cost of Hanzhong City Liangzhou Road Project.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS (continued)

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.1million (RMB 175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2021. As of June 30, 2021 and September 30, 2020, the outstanding balance of the loan was Nil. Interest charges for the three and nine months ended June 30, 2021 was $85,495 and $246,647, respectively, which was included in the construction capitalized costs. Interest charges for the three and nine months ended June 30, 2020 was $75,739 and $227,152, respectively, which was included in the construction capitalized costs.

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30,	September 30,
	2021	2020
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,086,046	$7,606,944
Oriental Pearl Garden	4,807,522	4,358,467
Liangzhou Road and related projects	624,168	888,123
Yangzhou Pearl Garden	1,347,681	1,243,137
Yang County East 2nd Ring Road	2,323,205	—
Yangzhou Palace	5,626,246	5,308,857
Total	$22,814,868	$19,405,528

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 6. TAXES

(A) Value added Tax (“VAT”)

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of June 30, 2021, the Company had business VAT tax payable of $5,571,519 (September 30, 2020 - $5,159,296), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiaries and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of June 30,2021 and September 30, 2020, the Company’s total income tax payable amounted to $14,474,633 and $11,639,537, respectively, which included the income tax payable balances in the PRC of $11,177,632 and $8,342,537, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and nine months ended June 30,2021 and 2020:

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Chinese statutory tax rate	25%	25%	25%	25%
Valuation allowance change and other adjustments*	—	(26.4)%	—	(23.1)%

Effective tax rate	25%	(1.4)%	$25%	1.9%

*Valuation allowance change and other adjustments for the three and nine months ended June 30, 2021 and 2020 were primarily related to valuation allowance changes on historical losses.

Income tax expense for the three and nine months ended June 30, 2021 and 2020 is summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax provision	$1,210,569	$67,180	$2,050,193	$201,000
Deferred tax provision	—	(31,320)	—	(266,319)
Income tax provision	$1,210,569	$35,860	$2,050,193	$(65,319)

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of June 30, 2021 and September 30, 2020, the Company’s GILTI tax payable was Nil.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of June 30, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

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

As at June 30, 2021 and September 30, 2020, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to June 30,2021 and September 30, 2020.

(D) Taxes payable consisted of the following:

		September 30,
	June 30, 2021	2020
	(Unaudited)
CIT	$14,474,633	$12,213,470
VAT payable	5,571,519	5,159,296
Other taxes and fees	2,936,570	2,508,445
Tax payable	$22,982,722	$19,881,211

NOTE 7. STOCKHOLDERS’ EQUITY

On August 19, 2020, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Florida Secretary of State to affect a one-for-two reverse split of the Company’s authorized and issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on August 20, 2020 (the “Effective Time”). At the Effective Time, every two shares of the Company’s common stock authorized issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be rounded up to the nearest full share. The Company had a total of 45,050,000 shares of common stock issued and outstanding prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of common stock outstanding as of June 30, 2021 and September 30, 2020, which reflects the effect of the reverse split, was 25,617,807 and 22,525,693, respectively. The financial statements give retroactive effect to this reverse stock split.

On April 19, 2021 (the “Closing Date”), pursuant to the terms of the Equity Acquisition Agreement between the “Company and Shaanxi Tianhao Construction Engineer Co., Ltd (“Shaanxi Tianhao”) (the "Purchaser") (the “Equity Acquisition Agreement”), the Company issued 3,092,114 shares of common stock to the Purchaser in exchange for the settlement of its accounts payable balance. In accordance with the Equity Acquisition Agreement, the Purchaser received on a pro rata basis the Company’s common stock equivalent to aggregate consideration of approximately $6.6 million (RMB 43 million) based on a conversion price of $2.13 which was the average stock price of the Company during the five (5) trading days preceding to the Closing Date.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not believe the liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers' default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of June 30, 2021 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million. As of June 30, 2021 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.4 million and the Company believes that such reserves are sufficient.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. For the three and nine months ended June 30, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

●	our ability to sustain our project development
●	our ability to obtain additional land use rights at favorable prices;
●	the market for real estate in Tier 3 and 4 cities and counties;
●	our ability to obtain additional capital in future years to fund our planned expansion; or
●	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

For the first nine months ended June 30, 2021, our sales, gross profit and net income were $52.9 million, $10.9 million and $6.1 million, respectively, representing an approximate 630.0%, 2477.9% and 277.7% increase in sales, gross profit and net income as compared to nine months ended June 30,2020, respectively. The increase in sales, gross profit and net income mainly resulted from more gross floor area (“GFA”) sold during nine months ended June 30, 2021

For the nine months ended June 30, 2021, the average selling price (“ASP”) for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $670 per square meter, slightly decreased from the ASP of $687 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $621 per square meter for the nine months ended June 30, 2021, increased from the ASP of $569 per square meter for the nine months ended June 30, 2020 due to increasing real estate price in the local market.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations. For the nine months ended June 30, 2021, the COVID-19 pandemic did not have a material net impact on the Company’s financial position and operating results. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

Liangzhou road and related projects

In September 2013, the Company entered into an agreement ("Liangzhou Agreement") with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project"). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing resident in the Liangzhou road area. The government's original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project's road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. As of June 30, 2021, the main Liangzhou road construction is substantially completed, due to the complicated multiple level of government review process, the Company expected to the government's acceptance to be completed before the end of fiscal 2021. Due to historical delays in government approval and acceptance, the Company included such balance in real estate property under development as non-current assets.

As of June 30, 2021, the actual costs incurred by the Company were $177,539,504 (September 30, 2020 - $164,879,955) and the incremental cost related to residence resettlement was approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

Road Construction

Other road construction projects mainly included the Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (June 30, 2021 and 2 September 30, 2020 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2020 and in process of government review and approval.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of June 30, 2021, the local government was still in the process of assessing the budget for these projects, which is expected to be completed by 2021.

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

Revenue recognition

The Company adopted FASB ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on October 1, 2018 using the modified retrospective approach. Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when (or as) the Company satisfies a performance obligation.

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

The Company provides “mortgage loan guarantees” only with respect to buyers who make down-payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan based sales contract terminates and there will be no guarantee obligation. If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer’s deposit and resell the property to a third party. Once the Certificate of Ownership has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2021 and 2020, the Company did not recognize an impairment loss for any of its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenues

The following is a breakdown of revenue:

	For Three Months Ended
	June 30,
	2021	2020
Revenue recognized for completed condominium real estate projects	$31,824,097	$3,046,430
Revenue recognized for condominium real estate projects under development	—	—
Total	$31,824,097	$3,046,430

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended June 30,
	2021		2020		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—	$132,563	4.4%	$(132,563)	(100)%
Oriental Pearl Garden	—	—	64,560	2.1%	(64,560)	(100)%
Nanyuan II Project	29,107,272	91.5%	—	—	29,107,272	100%
Yangzhou Palace	2,716,825	8.5%	2,781,660	91.3%	(64,835)	(2.3)%
Yangzhou Pearl Garden Phase I and II	—	—	67,647	2.2%	(67,647)	(100)%

Total Real Estate Sales before Sales Tax	31,824,097	100%	3,046,430	100%	28,777,667	944.6%
Sales Tax	(197,537)		(29,222)		(168,315)	576.0%
Revenue net of sales tax	$31,626,560		$3,017,208		$28,609,352	948.2%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by 944.6% to approximately $31.8 million for the three months ended June 30, 2021 from approximately $3.0 million. For the three months ended June 30, 2021, we sold all residential units in Nanyuan II project to the local government for residence reallocation purposes with total revenue of approximately $29.1 million, which represented 91.5% of our revenue in this quarter. The total GFA sold for the rest of real estate projects during the three months ended June 30, 2021 and 2020 was 4,056 square meters and 3,624 square meters, respectively. The sales tax for the three months ended June 30, 2021 was approximately $0.2 million, increased by 576.0% from the same period of 2020, consistent with the increase in revenue. The percentage of increase in sales taxes was less than the growth rate in revenue was due to the fact that certain tax charge was based on the customers’ payments, the location of the properties and other factors.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended June 30,
	2021		2020		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$2,327,295	9.2%	$165,305	9.6%	$2,161,990	1307.9%
Construction cost	22,969,393	90.8%	1,562,912	90.4%	21,406,481	1369.7%
Total cost	$25,296,688	100%	$1,728,217	100%	$23,568,471	1363.7%

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

Cost of sales was approximately $25.3 million for the three months ended June 30, 2021 compared to $1.7 million for the same period of last year. The $23.6 million increase in cost of sales was mainly attributable to more GFA sold during the three months ended June 30, 2021 which led to increased cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2021 were approximately $2.3 million, as compared to approximately $0.2 million for the three months ended June 30, 2020, representing an increase of approximately $2.2 million from the same quarter last year. The increase was consistent with the fact that total GFA sold in this quarter significantly increased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending June 30, 2021 were approximately $23.0 million as compared to approximately $1.6 million for the same period of last year, representing an increase of approximately $21.4 million. The increase in construction cost was due to more real estate projects sold during the quarter ended June 30, 2021.

In addition, for the three months ended June 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed.

Gross Profit

Gross profit was approximately $6.3 million for the three months ended June 30, 2021 as compared to gross loss approximately $1.4 million for the three months ended June 30, 2020, representing an increase of $7.7 million, which was mainly attributable to approximately $5.8 million gross profit from the sales of Nanyuan II project to the local government during the current quarter of fiscal 2021 and no impairment loss recognized for the real estate property completed during the quarter ended June 30, 2021. For the three months ended June 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed. The gross margin was consistently around 19.9% comparing to negative gross margin of 46.4% in the same period of last year. The higher margin in Yanzhou Palace for the quarter ended June 30, 2020 was due to the fact that most real estate property sold was commercial units with higher gross margin than residential units.

	For Three Months Ended June 30,
	2021		2020
		Gross		Gross
	Gross Profit	Margin	Gross Profit	Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—	$38,183	28.8%
Oriental Garden	—	—	16,085	24.9%
Nanyuan II project	5,751,198	19.8%	—	—
Yangzhou Pearl Garden Phase I and II	—	—	11,684	17.3%
Yangzhou Palace	776,211	28.6%	1,252,261	45.0%
Sales Tax	(197,537)	—	(29,222)	—
Impairment losses on real estate property development completed			(2,703,031)
Total Gross Profit	$6,329,872	19.9%	$(1,424,040)	(46.4)%
Total Real Estate Sales before Sales Tax	$31,824,097		$3,046,430

Operating Expenses

Total operating expenses increased by 42.0% to approximately $1.5 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020, primarily due more general and administrative expense incurred for the three months ended June 30, 2021. Our general and administrative expense was approximately $1.4 million for the three months ended June 30, 2021, increased by $0.4 million from the three months ended June 30,2020 due to more office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 4.7% and 34.5% of our real estate sales before sales taxes for the three months ended June 30, 2021 and 2020, respectively.

	For Three Months Ended
	June 30,
	2021	2020
Selling expenses	$81,002	$77,404
General and administrative expenses	1,411,151	973,318
Total operating expenses	$1,492,153	$1,050,722
Percentage of Real Estate Sales before Sales Tax	4.7%	34.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the three months ended June 30, 2021 and 2020.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of June 30, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the nine months ended June 30, 2021 and 2020, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net income

We reported net income of approximately $3.6 million for the three months ended June 30, 2021, as compared to net loss of approximately $2.6 for the three months ended June 30, 2020. The increase of approximately $6.2 million in our net income was primarily due to more revenue for the three months ended June 30, 2021 as discussed above under Revenues and Gross Profit.

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

Translation adjustments resulting from this process amounted to loss of $2.8 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at June 30, 2021 were translated at 6.4566 RMB to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2021 and 2020 were 6.5202 RMB and 7.0364 RMB, respectively.

Nine months Ended June 30, 2021 compared to Nine months Ended June 30,2020

Revenues

The following is a breakdown of revenue:

	For nine months ended
	June 30,
	2021	2020
Revenue recognized under full accrual method	$52,857,471	$7,240,503
Revenue recognized under percentage of completion method	—	—
Total	$52,857,471	$7,240,503

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Nine Months Ended June 30,
	2021		2020		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$189,455	0.4%	$663,516	9.2%	$(474,061)	(71.4)%
Nanyuan II Project	43,538,611	82.4%	—	—	43,538,611	100%
Yangzhou Pearl Garden Phase I and Phase II	42,321	0.1%	76,355	1.1%	(34,034)	(44.6)%
Oriental Garden	—	—	186,464	2.6%	(186,464)	(100)%
Yangzhou Palace	9,087,084	17.1%	6,314,168	87.2	2,772,916	43.9%

Total Real Estate Sales before Sales Tax	52,857,471	100%	7,240,503	100%	45,616,698	630.0%
Sales Tax	(336,241)		(95,503)		(240,738)	252.1%
Revenue net of sales tax	$52,521,230		$7,145,000		$45,376,230	635.1%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by $45.6 million to approximately $52.9 million for the nine months ended June 30, 2021 from approximately $7.2 million in the same period of last year. For the nine months ended June 30, 2021, we sold all residential units in Nanyuan II project to the local government for residence reallocation purposes with total revenue of approximately $43.5 million, which represented 82.4% of our revenue.  The total GFA sold for the rest of real estate projects during the nine months ended June 30, 2021 and 2020 was 13,949 square meters and 10,797 square meters, respectively. The sales tax for the nine months ended June 30, 2021 was approximately $0.3 million, increased by 252.1% from the same period of 2020, consistent with more revenue in the first half of fiscal 2021. The percentage of increase in sales taxes was less than the growth rate in revenue was due to the fact that certain tax charge was based on the customers’ payments, the location of the properties and other factors.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For nine months ended June 30,
	2021		2020		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$3,954,336	9.5%	$462,934	9.4%	$3,491,402	754.2%
Construction cost	37,670,258	90.5%	4,437,276	90.6%	33,232,982	749.0%
Total cost	$41,624,594	100%	$4,900,210	100%	$36,724,384	749.4%

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

Cost of sales was approximately $41.6 million for the nine months ended June 30, 2021 compared to $4.9 million for the same period of last year. The $36.7 million increase in cost of sales was mainly attributable to more GFA sold during the nine months ended June 30, 2021 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2021 were approximately $4.0 million, as compared to approximately $0.5 million for the nine months ended June 30, 2020, representing an increase of approximately $3.5 million from the same period of last year. The increase was consistent with the fact that total GFA sold in the first nine months 2020 was significantly increased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ending June 30, 2021 were approximately $37.7million as compared to approximately $4.4 million for the same period of last year, representing an increase of approximately $33.2 million. The increase in construction cost was due to more real estate property units sold during the first half of fiscal 2020.

In addition, for the nine months ended June 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed.

Gross Profit

Gross profit was approximately $10.9 million for the nine months ended June 30, 2021 as compared to gross loss of approximately $0.5 million for the nine months ended June 30, 2020, representing an increase of $11.4 million, which was mainly attributable to approximately $8.6 million gross profit from the sales of Nanyuan II project to the local government and no impairment charge recognized for the real estate property completed during the first nine months of fiscal 2021. The gross margin was 20.6% in the first nine months of fiscal 2021 as compared to negative gross margin of 6.3% in the same period of last year. For the nine months ended June 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed. For the nine months ended June 30, 2021, the ASP for our real estate projects (excluding sales of parking spaces) located in Yang County was approximately $670 per square meter, slightly decreased from the ASP of $687 per square meter. The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $621 per square meter for the nine months ended June 30, 2021, increased from the ASP of $569 per square meter for the nine months ended June 30, 2020 due to increasing real estate price in the local market.

The following table sets forth the gross margin of each of our projects:

	For Nine Months Ended June 30,
	2021		2020
		Percentage	Gross	Percentage
	Gross Profit	of Revenue	Profit	of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$47,336	25.0%	$185,245	27.9%
Oriental Garden	—	—	52,504	28.2%
Nanyuan II project	8,602,566	19.8%	—	—
Yangzhou Pearl Garden	5,275	13.5%	12,863	16.8%
Yangzhou Palace	2,577,250	28.4%	2,089,681	33.1%
Sales Tax	(336,241)		(95,503)
Impairment losses on real estate property development completed	—	—	(2,703,031)
Total Gross Profit	10,896,636	20.6%	(458,241)	(6.3)%
Total Real Estate Sales before Sales Tax	$52,857,471		$7,240,503

Operating Expenses

Total operating expenses were approximately $2.4 million and $2.9 million for the nine months ended June 30, 2021 and 2020, respectively. The decrease in selling expenses of $0.3 million for nine months ended June 30, 2021 was primarily attributed to less promotion activities. The $0.1 million decrease in general administration expenses for the nine months ended June 30, 2021 was primarily attributed to less office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 4.6% and 39.5% of our real estate sales before sales taxes for the nine months ended June 30, 2021 and 2020, respectively.

	For nine months ended
	June 30,
	2021	2020
Selling expenses	$177,168	$477,962
General and administrative expenses	2,260,410	2,381,572
Total operating expenses	$2,437,578	$2,859,534
Percentage of Real Estate Sales before Sales Tax	4.6%	39.5%

Income Taxes

U.S. Taxes

China HGS is a Florida corporation. However, all of our operations are conducted solely by our subsidiaries in the PRC. No income is earned in the United States and we do not repatriate any earnings outside the PRC. As a result, we did not generate any U.S. taxable income for the nine months ended June 30, 2021 and 2020.

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of June 30, 2021 and September 30, 2020, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the nine months ended June 30, 2021 and 2020, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

We reported net income of approximately $2.5 million for the nine months ended June 30, 2021, as compared to net loss of approximately $6.1 million for the nine months ended June 30, 2020. The increase of $9.6 million in our net income was primarily due to more revenue reported for the first half of fiscal 2021 as discussed above under Revenues and Gross Profit

Other Comprehensive Income (Loss)

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (”RMB”).  RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments resulting from this process amounted to loss of $9.0 million and $1.9 million for the nine months ended June 30, 2021 and 2020, respectively, due to the significant fluctuation of RMB during the period. The balance sheet amounts with the exception of equity at June 30, 2021 were translated at 6.4566 RMB to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended June 30, 2021 and 2020 were 6.5202 RMB and 7.0364 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote the real estate property sales to customers on a timely basis, our revenue during the nine months ended June 30,2020 were significantly lower. The Company is experiencing a recovery of its real estate development business in the first nine months of fiscal 2021 due to increasing demand from the local real estate market. The Company had revenue of approximately $52.9 million for the nine months ended June 30, 2021, increased from $45.6 million in the same period of last year. Based on the assessment of current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and the real estate sales are expected to grow in the coming periods. On the other side, due to negative impact from COVID-19 outbreak and spread, the developing period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of June 30, 2021, we had large construction loans payable of approximately $119.4 million and a large accounts payable of approximately $20.1 million to be paid to subcontractors within one year. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company's ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2021, our total cash and restricted cash balance was approximately $3.7 million similar to approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of June 30, 2021, we had approximately $92.8 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $20.1 million accounts payable as of June 30, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2021, we reported approximately $119.4 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. As of June 30, 2021, we had approximately $22.8 million of customer deposits representing cash advances from buyers for pre-sales of our residential units and road construction and we believe future cash advances from our customers can be used to fund our ongoing construction projects whenever necessary. For the nine months ended June 30, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate property to generate cash when certain property development milestones have been achieved. In addition, our principal shareholder, Mr. Xiaojun Zhu has been providing and has committed to continue to provide his personal funds to support the Company’s operation whenever necessary.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Nine months ended
	June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(252,384)	$1,811,912
Net cash used in financing activities	—	(2,405,349)
Effect of change of foreign exchange rate on cash and restricted cash	91,431	184,993
Net (decrease) increase in cash and restricted cash	(160,953)	(408,444)
Cash and restricted cash, beginning of period	3,867,536	4,202,117
Cash and restricted cash, end of period	$3,706,583	$3,793,673

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2021 was approximately $0.3 million, consisting of net income of approximately $6.1 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed by approximately $6.7 million due to sales of our Yangzhou Palace project, a decrease in contract assets of approximately $2.3 million due to collection of customers’ payments and an increase in customer deposit received of $2.4 million and an increase in tax payable of $2.2 million, offset by additional spending for real estate under development of $19.9 million.

Net cash provided by operating activities during the nine months ended June 30, 2020 was approximately $1.8 million, consisting of net loss of approximately $3.5 million, adjusted by impairment losses of $2.7 million on certain slow moving real estate property development completed projects and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed together with the changes in the cost and earnings in excess of billings by approximately $12.6 million due to sales of our Yangzhou Palace project, a collection of security deposits of $4.8 million and an increase in customer deposits received of $1.8 million, offset by additional spending for real estate under development of $4.4 million and payments of accrued expense and tax payable in aggregated of approximately $2.6 million.

Financing Activities

Net cash flows used in financing activities was approximately $2.4 million for nine months ended June 30, 2020, which was due to the repayment of construction loans of approximately $2.4 million during the nine months ended June 30,2020.

Off-Balance Sheet Arrangements

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of June 30, 2021 and September 30, 2020, our outstanding guarantees in respect of our customers' mortgage loans amounted to approximately $68 million. As of June 30, 2021 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.4million and the Company believes that such reserves are sufficient.

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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China or on us. Substantially all of our operations are conducted in China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital, the market price of our ordinary shares.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We have a VIE structure and substantially all of our operations are conducted in China. It is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

●	Implementing an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance to ensure that established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting For the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Furnished electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China HGS Real Estate, Inc.

August 16, 2021	By:	/s/ Xiaojun Zhu
Xiaojun Zhu
Chief Executive Officer