Form 10-K
period 2021-09-30
CHINA HGS REAL ESTATE INC.
filed 2022-01-13
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s phone number, including area code

+(86)091-62622612

Neng Chen

Chief Executive Officer

6 Xinghan Road, 19th Floor, Hanzhong City

Shaanxi Province, PRC 723000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001	HGSH	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging Growth Company	☐

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2021, the last business day of the Company’s second fiscal quarter, as reported by the Nasdaq Capital Market on that date, was $9,877,807. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of January 13, 2022, the number of shares outstanding of the registrant’s common stock was 25,617,807

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA HGS REAL ESTATE INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2021

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

2

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

Our corporate structure as of September 30, 2021 is set forth below:

Business Overview

Our Company engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties. We conduct all of our business in n mainland China. Shaanxi Guangsha Investment and Development Group Co., Ltd., or Guangsha, was founded by Mr. Xiaojun Zhu, and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province.

Currently, we are operating in Hanzhong, a prefecture-level city in Shaanxi Province, and Yang County, a county in Hanzhong. Our management has been focused on expanding our business in Tier 3 and Tier 4 cities and counties in China that we strategically select based on population and urbanization growth rates, general economic conditions and growth rates, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices, and governmental urban planning and development policies. Initially, these Tier 3 and Tier 4 cities and counties will be located in the Shaanxi province, China. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We plan to expand into strategically selected Tier 3 and Tier 4 cities and counties with real estate development potential in Shaanxi Province, and expect to benefit from rising demand for residential housing as a result of increasing income levels of consumers and growing populations in these cities and counties due to urbanization.

In September 2020, the Company started land leveling and construction process for the Oriental Garden Phase II and Liangzhou Mansion real estate properties in the Liangzhou Road related projects. The Company started the construction of the Liangzhou Road related projects, which consist of residential buildings, office buildings and a commercial plaza, after the approval by the local government of the road. Upon completion, the Liangzhou Road related projects will become a new city center of Hanzhong city.

Real Estate Industry Overview

During the volatile real estate market, the Company has been capitalizing on its inherent strengths and market opportunities in Tier 3 and Tier 4 cities and counties to deliver value for our shareholders. We feel confident and also competent to take on every challenge and grasp every opportunity during market consolidation. We expect to provide rapid response to the market on the basis of our projected business plans together with a flexible approach in seizing market opportunities; strict investment standards and prudent attitude towards investment opportunities, and appropriate replenishment of quality land resources in existing regions to realize value within the Tier 3 and Tier 4 cities and counties in Western China.

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes less than 2 hours. The airport in Hanzhong was completed and put into service in 2014. The airport handled approximately 650,000 passengers and 2,200 tons of cargo on annual basis. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong was completed in 2017. It takes 1.5 hours from Hanzhong to Xi’an and 2.5 hours from Hanzhong to Chengdu. The railway passenger’s volume was around 6 million in 2020.

In accordance with Hanzhong Government’s 2020 annual report, Hanzhong’s GDP reached RMB 159.3 billion (approximately $24.0 billion) by 2020 calendar year, representing a 2.9% increase from 2019 calendar year. Residents’ annual disposable income for 2020 calendar year was RMB34,417 (equivalent to $5,331), representing a 4.8% increase as compared to 2019 calendar year.

Many Tier 3 and Tier 4 cities and counties in China provide a major source of migration workers (the “Migration Workers”)for the Tier 1 and Tier 2 cities in China. Income from migration workers is becoming a significant factor in supporting the hometown economy. Migration workers are not permanent residents in the the Tier 1 and Tier 2 cities and travel back to their home towns during the national holidays. Based on Hanzhong Government’s 2020 annual report, the number of Hanzhong’s migration workers reached approximately 893,000 as of December 31, 2020 (2019 – 865,000).

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

The Company received the National Grade-I real-estate development qualification granted by the Ministry of Housing and Urban-Rural Development of the People’s Republic of China (“MOHURD”)”on October 12, 2011.   The Company is not required to renew   the National Grade-I real-estate development qualification after it passed the initial qualification application set out by the MOHURD. The Grade-I real-estate development qualification is the highest qualification for real-estate developers in China and requires meeting several strict criteria, including:

a. Registered capital of at least RMB 50 million (approximately $7.3 million);

b. At least five years of experience in real estate development and operations;

c. The completion of construction of a total over 300,000 square meters. of ground floor area (GFA) within the last three years and, in the most recent year, developed real estate projects of at least 150,000 square meters; and

d. The completed real estate projects have no quality issues in each of the past five years; and an established, comprehensive quality control and guarantee system.

The National Grade-I real-estate development qualification provides significant opportunities for the Company to expand its operations beyond Shaanxi province into new regional real estate markets in China. Without the National Grade-I real-estate development qualification, a real estate developer shall not develop a real estate property in other cities or provinces in China. The Company is not required to periodically renew the National Grade-I real-estate development qualification after the Company passed the initial qualification application set out by the MOHURD.

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

Pre-Sales and Sales

In the PRC, real estate developers are allowed to begin to market properties before construction is completed. Like other developers, we pre-sell properties prior to completion of construction. Under PRC pre-sales regulations, property developers must satisfy specific conditions before properties under construction can be pre-sold. These mandatory conditions include:

●	the land premium must have been paid in full;
●	the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;
●	at least 25% of the total project development cost must have been incurred;
●	the progress and the expected completion and delivery date of the construction must be fixed;
●	the pre-sale permit must have been obtained; and
●	the completion of certain milestones in the construction processes must be specified by the local government authorities.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2021 consisted of 78 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2021, the Company had security deposits for these guarantees of approximately $3.3 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

LAND ACQUISITION PROCESS			Project planning and design	Project construction and Management	Pre-sale, sale and marketing	After-sale and delivery

Opportunity Identification	Initial Planning	Land Acquisition
-Strategic planning	-Feasibility study	-Financial assessment	-Outsource architectural and engineering design	-Outsource construction	-Pre-sale	-Delivery
-Geographic and market analysis	- Preliminary design	-Internal approval	-Design management	-Construction supervision	-Marketing	-Feedback collection
	-Project evaluation	-Bidding process	-Arrange financing	-Quality control	-Advertising
-Completion inspection
-Landscaping and fixture installation

Our Projects

Overview

We develop the following three types of real estate projects, which may be developed in one or more phases:

●	multi-layer apartment buildings, which are typically six stories or less;
●	sub-high-rise apartment buildings, which are typically seven to 11 stories; and
●	high-rise apartment buildings, which are typically 12 to 33 stories.

At any one time, our projects (or phases of our projects) are in one of the following three stages:

●	completed projects, meaning properties for which construction has been completed;
●	properties under construction, meaning properties for which construction permits have been obtained but construction has not been completed; and
●	properties under planning, meaning properties for which we have entered into land grant contracts and are in the process of obtaining the required permits to begin construction.

Our main projects located in Hanzhong City are: Mingzhu Beiyuan, Oriental Pearl Garden and Liangzhou Road related projects. In Yang County, our project is Yangzhou Pearl Garden and Yangzhou Palace. Most projects are being developed in multiple phases.

Real Estate Projects located in Hanzhong City

 Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of Nil square meters as of September 30, 2020. The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2021, the unsold GFA was 79,815.

 Oriental Pearl Garden

This project is located in the downtown of Hanzhong City. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2021, the unsold GFA was 53,870 square meters.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2021, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of Nil square meters. Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,653 square meters. The construction was completed in fiscal 2015. As of September 30, 2021, the unsold GFA of Yangzhou Pearl Garden Phase II was 10,545 square meters.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,450 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed during the year ended September 30, 2021. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2021, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 110,651 square meters.

The following table sets forth our real estate projects in the year ended September 30, 2021:

				Unsold GFA as
			GFA sold / disposed	of September
Project Name	Location	Type of Buildings	during the year	30, 2021
Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	1,080	79,815

Oriental Pearl Garden	Hanzhong City	High-rise residential	3,548	53,870

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	1,805	10,545
Yangzhou Palace	Yang County	High-rise residential	19,254	110,651
Total			25,687	254,881

(1)The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

●	for properties that are sold, the stated GFA is based on sales contracts relating to such property;

●	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

●	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of approximately $18.6 million (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2021, a deposit of approximately $2.0 million was paid by the Company (2020- $1.9 million). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2021 and 2020, no suppliers accounted for more than 10% of the total project expenditures.

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

Standardized and Scalable Business Model.

Our business model focuses on a standardized property development process designed for rapid asset turnover. We break up the overall process into well-defined stages and closely monitor costs and development schedules through each stage. These stages include (i) identifying land, (ii) pre-planning and budgeting, (iii) land acquisition, (iv) detailed project design, (v) construction management, (vi) pre-sales, sales and (vii) after-sale services. We commence pre-planning and budgeting prior to the land acquisition, which enables us to acquire land at costs that meet our pre-set investment targeted returns and to quickly begin the development process upon acquisition. Our enterprise resource planning enables us to collect and analyze information on a real-time basis throughout the entire property development process. We utilize our customer relationship management system to track customer profiles and sales to forecast future individual preferences and market demand.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2021, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and records. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2021, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 139 full-time employees.

Department
Management	27
Accounting Staff	7
Sales and marketing staff	78
Administrative	27
Total	139

Contractual Arrangements between Shaanxi HGS and Guangsha

Due to PRC legal restrictions on foreign ownership, neither we nor our subsidiaries own any direct equity interest in Guangsha. Instead, we control and receive the economic benefits of Guangsha’s business operation through a series of contractual arrangements. Shaanxi HGS, Guangsha and the Guangsha shareholders entered into a series of contractual arrangements, also known as VIE Agreements. The VIE agreements are designed to provide Shaanxi HGS with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Guangsha, including absolute control rights and the rights to the assets, property and revenue of Guangsha. If Guangsha or the Guangsha’s shareholders fail to perform their respective obligations under the contractual arrangements, we could be limited in our ability to enforce the contractual arrangements that give us effective control over Guangsha and its subsidiary. Furthermore, if we are unable to maintain effective control, we would not be able to continue to consolidate the financial results of our variable interest entity in our financial statements.

Although we took every precaution available to effectively enforce the contractual and corporate relationship above, these contractual arrangements may still be less effective than direct ownership and that the Company may incur substantial costs to enforce the terms of the arrangements. For example, our VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of our VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of our VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by our VIE and its shareholders of their obligations under the contracts to exercise control over our VIE. The shareholders of our consolidated VIE may not act in the best interests of our Company or may not perform their obligations under these contracts. In addition, failure of our VIE shareholders to perform certain obligations could compel the Company to rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

Selected Condensed Consolidated Financial Schedule of the Company and its Subsidiaries and the VIE

The following tables present selected condensed consolidating financial data of the Company and its subsidiaries and the VIE for the fiscal years ended September 30, 2021 and 2020, and balance sheet data as of September 30, 2021 and 2020, which have been derived from our consolidated financial statements for those years.

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$—	$58,915,239	$—	$58,915,239
Income from equity method investment	$6,643,438	$—	$—	$(6,643,438)	$—
Net income (loss)	$6,375,438	$(12,000)	$6,387,438	$(6,375,438)	$6,375,438
Comprehensive income (loss)	$15,763,825	$(12,000)	$15,775,825	$(15,763,825)	$15,763,825

	For the Year Ended September 30, 2020
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$—	$12,979,227	$—	$12,979,227
Income from equity method investment	$1,321,838	$—	$—	$(1,321,838)	$—
Net income (loss)	$981,438	$(11,323)	$1,333,161	$(1,321,838)	$981,438
Comprehensive income (loss)	$9,625,671	$(11,323)	$9,636,994	$(9,625,671)	$9,625,671

SELECTED CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$—	$—	$170,001	$—	$170,001
Investments in subsidiaries and VIE	$194,262,711	$—	$—	$(194,262,711)	$—
Total assets	$194,262,711	$371,230	$384,629,333	$(194,262,711)	$385,000,563
Total liabilities	$3,565,000	$1,266,921	$189,470,931	$—	$194,302,852
Total shareholders’ equity	$190,697,711	$(895,691)	$195,158,402	$(194,262,711)	$190,697,711
Total liabilities and shareholders’ deficit	$194,262,711	$371,230	$384,629,333	$(194,262,711)	$385,000,563

	As of September 30, 2020
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$—	$—	$457,699	$—	$457,699
Investments in subsidiaries and VIE	$171,622,821	$—	$—	$(171,622,821)	$—
Total assets	$171,622,821	$363,994	$353,600,159	$(171,622,821)	$353,964,153
Total liabilities	$3,297,000	$1,236,471	$181,104,861	$—	$185,638,332
Total shareholders’ equity	$168,325,821	$(872,477)	$172,495,298	$(171,622,821)	$168,325,821
Total liabilities and shareholders’ deficit	$171,622,821	$363,994	$353,600,159	$(171,622,821)	$353,964,153

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash (used in) operating activities	$—	$—	$(604,167)	$—	$(604,167)
Net cash provided by investing activities	$—	$—	$—	$—	$—
Net cash used in financing activities	$—	$—	$—	$—	$—

	For the Year Ended September 30, 2020
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash provided by operating activities	$—	$—	$2,217,264	$—	$2,217,264
Net cash used in investing activities	$—	$—	$—	$—	$—
Net cash used in financing activities	$—	$—	$(2,415,924)	$—	$(2,415,924)

Transfers of Cash to and from Our VIE

China HGS is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiary and VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, China HGS’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries and license and service fees paid by our PRC consolidated affiliated entities. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to China HGS Real Estate Inc. In addition, our PRC subsidiary and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a liquidation of the companies.

Current PRC regulations permit our indirect PRC subsidiaries to pay dividends to HGS Investment only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through the current VIE Agreements, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Guangsha to Shaanxi HGS, pursuant to VIE Agreements between them, and the distribution of such payments to HGS Investment as dividends from Shaanxi HGS. Certain payments from Guangsha to Shaanxi HGS are subject to PRC taxes, including business taxes and VAT. During the year ended September 30, 2021 and 2020, Guangsha made no payments to Shaanxi HGS. For the years ended September 30, 2021 and 2020, there was no cash transferred between the Company and Guangsha (our VIE).

PRC Limitation on Overseas Listing and Share Issuances

Neither we, our subsidiaries nor our VIE are currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or the Cybersecurity Administration Committee, or CAC, to list on U.S. exchanges or issue securities to foreign investors, however, if our VIE, subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local governments to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business and Industry

Our business is sensitive to China’s economy and China real estate policies. A downturn in China’s economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, might have an adverse effect on our results of operations and the PRC property market. In 2021, the overall risk remained in Tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

We require substantial capital resources to fund our land use rights acquisitions and property developments, which may not be available.

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

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. For the years ended September 30, 2021 and 2020, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2021 and 2020, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million and $68 million, respectively. As of September 30, 2021 and 2020, the amount of security deposits provided for these guarantees was approximately $3.3 million and $3.4 million, respectively, and the Company believes that such reserves are sufficient. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

As of September 30, 2021, we had large construction loans payable of approximately $119.6 million. These loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

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

Changes of laws and regulations with respect to pre-sales may adversely affect our cash flow position and business performance.

We depend on cash flows from pre-sale of properties as an important source of funding for our property projects and servicing our indebtedness. Under current PRC laws and regulations, property developers must fulfill certain conditions before they can commence pre-sale of the relevant properties and may only use pre-sale proceeds to finance the construction of specific developments (the “Pre-Sale Conditions and Usage”). Changes in laws and regulations or in their interpretation or the imposition of more stringent Pre-Sale Conditions and Usage could have a material adverse effect on our cash flow position and business performance.

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

We rely on our key management members.

We depend on the services provided by key management members. Competition for management talent is intense in the property development sector. In particular, we are highly dependent on Mr. Neng Chen, our Chairman and Chief Executive Officer. We do not maintain key employee insurance. In the event that we lose the services of any key management member, we may be unable to identify and recruit suitable successors in a timely manner or at all, which will adversely affect our business and operations. Moreover, we need to employ and retain more management personnel to support our expansion into other Tier 3 and Tier 4 cities and counties. If we cannot attract and retain suitable human resources, especially at the management level, our business and future growth will be adversely affected.

Increases in the price of raw materials may increase our cost of sales and reduce our earnings.

Our third-party contractors are responsible for procuring almost all of the raw materials used in our project developments. Our construction contracts typically provide for fixed or capped payments, but the payments are subject to changes in government-suggested steel prices. The increase in steel prices could result in an increase in our construction costs. In addition, the increases in the price of raw materials, such as cement, concrete blocks and bricks, in the long run could be passed on to us by our contractors, which will increase our construction costs. Any such cost increase could reduce our earnings to the extent we are unable to pass these increased costs to our customers.

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

We may fail to obtain or may experience material delays in obtaining necessary government approvals for any major property development, which will adversely affect our business.

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

We are subject to potential environmental liabilities.

We are subject to a variety of laws and regulations concerning the protection of health and the environment. The particular environmental laws and regulations that apply to any given development site vary significantly according to the site’s location and environmental conditions, the present and former uses of the site and the nature of the adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict project development activity in environmentally-sensitive regions or areas. Although the environmental investigations conducted by local environmental authorities have not revealed any environmental liabilities that we believe would have a material adverse effect on our business, financial condition or results of operations to date, it is possible that these investigations did not reveal all environmental liabilities and that there are material environmental liabilities of which we are unaware. We cannot assure you that future environmental investigations will not reveal material environmental liabilities. Also, we cannot assure you that the PRC government will not change the existing laws and regulations or impose additional or stricter laws or regulations, the compliance with which may cause us to incur significant capital expenditures.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2021. To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include: (i) provide more U.S. GAAP knowledge and SEC reporting requirement training for the accounting department and establish formal policies and procedures for an internal audit function; and (ii) implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies. Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

We do not have business insurance coverage. Any future business liability, disruption or litigation we experience might divert management focus from our business and could significantly impact our financial results.

Availability of business insurance products and coverage in China is limited, and most such products are expensive in relation to the coverage offered. We have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurances on commercially reasonable terms make it impractical for us to maintain such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Accordingly, a business disruption, litigation or natural disaster may result in substantial costs and divert management’s attention from our business, which would have an adverse effect on our results of operations and financial condition.

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

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of September 30, 2021 and 2020, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees. If we fail to make contributions to various employee benefits plans in strict compliance with applicable PRC labor-related laws and regulations may subject us to late payment penalties, and we could also be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Risks Relating to the Residential Property Industry and primary operation in China

Because all our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stocks.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;
●	result in negative publicity or increase the Company’s operating costs;
●	require significant management time and attention; and
●	subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or way we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock, potentially rendering it worthless.

The uncertainties in the China legal system could materially and adversely affect us.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.

It is especially difficult for us to accurately predict the potential impact to the Company of new legal requirements in China because the China legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the China legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules may not be uniform and enforcement of these laws, regulations and rules involves uncertainties. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us. Furthermore, the China legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

We may be deemed a PRC resident enterprise for PRC tax purposes under the Enterprise Income Tax Law, which could result in the imposition of a 25% enterprise income tax payable on our taxable global income.

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (‘‘New Income Tax Law’’), which took effect on January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (‘‘Implementation Rules’’) were also enacted and took effect on January 1, 2008. In accordance with the new laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

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

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises’ Share Transfer (“Circular 698”) released in December 2009 by China’s State Administration of Taxation (SAT), effective as of January 1, 2008.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country (jurisdiction) where the effective tax burden is less than 12.5% or where the offshore income of their residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers.

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

 While the term “indirectly transfer” is not defined, we understand that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. The relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country (jurisdiction) and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. Meanwhile, there are no formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if our company complies with the Circular 698.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

On July 15, 2014, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Investment, Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 37, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 37 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 37 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 37, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 37, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 37, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37 and Notice 106. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 and Notice 106 by our PRC resident beneficial holders.

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

In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE. We have used our best efforts to notify PRC residents or entities who directly or indirectly hold shares in our Cayman Islands holding company and who are known to us as being PRC residents to complete the foreign exchange registrations. However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our Company, nor can we compel our beneficial owners to comply with SAFE registration requirements. We cannot assure you that all other shareholders or beneficial owners of ours who are

PRC residents or entities have complied with, and will in the future make, obtain or update any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, and limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Furthermore, as these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulations concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.

All of our operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic, legal developments and social conditions in China generally and by continued economic growth in China as a whole. Policies, regulations, rules, and the enforcement of laws of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Changes in foreign exchange regulations may adversely affect our results of operations.

We currently receive all of our revenues in RMB. The PRC government regulates the conversion between RMB and foreign currencies. Over the years, the government has significantly reduced its control over routine foreign exchange transactions under current accounts, including trade and service-related foreign exchange transactions, payment of dividends and service of foreign debt. However, foreign exchange transactions by our PRC subsidiaries under capital accounts continue to be subject to significant foreign exchange controls and require the approval of, or registration with, PRC governmental authorities. There can be no assurance that these PRC laws and regulations on foreign investment will not cast uncertainties on our financing and operating plans in China. Under current foreign exchange regulations in China, subject to the relevant registration at SAFE, we will be able to pay dividends in foreign currencies, without prior approval from SAFE, by complying with certain procedural requirements. However, there can be no assurance that the current PRC foreign exchange policies regarding debt service and payment of dividends in foreign currencies will continue in the future. Changes in PRC foreign exchange policies might have a negative impact on our ability to service our foreign currency-denominated indebtedness, if any, and to distribute dividends to our shareholders in foreign currencies.

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

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Future developments in respect of increase U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

In the event that we complete a business combination with a company with substantial operations in China and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to China-based issuers, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a China-based company, our access to the U.S. capital markets and the price of our shares.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other user data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

We expect to obtain information about various aspects of our operations as well as regarding our employees and third parties. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained during the course of performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017.

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides main legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the Cyberspace Administration of China, MIIT, and the Ministry of Public Security have been increasingly focused on regulation in the areas of data security and data protection.

The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various regulatory bodies in China, including the Cyberspace Administration of China, the Ministry of Public Security and the SAMR, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In November 2016, the Standing Committee of China’s National People’s Congress passed China’s first Cybersecurity Law (“CSL”), which became effective in June 2017. The CSL is the first PRC law that systematically lays out the regulatory requirements on cybersecurity and data protection, subjecting many previously under-regulated or unregulated activities in cyberspace to government scrutiny. The legal consequences of violation of the CSL include penalties of warning, confiscation of illegal income, suspension of related business, winding up for rectification, shutting down the websites, and revocation of business license or relevant permits. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. In July 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. We do not know what regulations will be adopted or how such regulations will affect us and our listing on Nasdaq. In the event that the Cyberspace Administration of China determines that we are subject to these regulations, we may be required to delist from Nasdaq and we may be subject to fines and penalties. In June 2021, the Standing Committee of the NPC promulgated the PRC Data Security Law, which will take effect in September 2021. The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, CSL and any other cybersecurity and related laws may adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

If the new PRC Data Security Law is enacted in September, we will not be subject to the cybersecurity review by the CAC, given that (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. However, there remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Risks Relating to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to Guangsha, our consolidated variable interest entity, do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We are a holding company incorporated under the laws of the State of Florida. As a holding company with no material operations of our own, we conduct all of our operations through our subsidiaries established in PRC and our VIE. We control and receive the economic benefits of our VIE’s business operations through certain contractual arrangements.

The VIE contributed 100% of the Company’s consolidated results of operations and cash flows for the years ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the VIE accounted for approximately 100% of the consolidated total assets and 97% of total liabilities of the Company, respectively.

We rely on and expect to continue to rely on our wholly owned PRC subsidiary’s contractual arrangements with Guangsha and its shareholders to operate our business. These contractual arrangements may not be as effective in providing us with control over Guangsha as ownership of controlling equity interests would be in providing us with control over or enabling us to derive economic benefits from the operations of Guangsha. Under the current contractual arrangements, as a legal matter, if Guangsha or any of its shareholders executing the VIE Agreements fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of a variable interest entity were to refuse to transfer their equity interests in such variable interest entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) any variable interest entity or its shareholders terminate the contractual arrangements (iii) any variable interest entity or its shareholders fail to perform its/his/her obligations under these contractual arrangements, or (iv) if these regulations change or are interpreted differently in the future, our business operations in China would be materially and adversely affected, and the value of your shares would substantially decrease or even become worthless. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any variable interest entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the variable interest entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE. For example, our VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of our VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of our VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by our VIE and its shareholders of their obligations under the contracts to exercise control over our VIE. The shareholders of our consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with our VIE.

If our VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of our VIE refuse to transfer their equity interest in our VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in our VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of our VIE and third parties were to impair our control over our VIE, our ability to consolidate the financial results of our VIE would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

In the opinion of our PRC legal counsel, each of the contractual arrangements among our WFOE, our VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the opinion of our PRC legal counsel. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in our VIE’s shareholding structure. If our corporate structure and contractual arrangements are deemed by the Ministry of Industry and Information Technology, MIIT, or the Ministry of Commerce, MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our VIE’s business. Furthermore, if we or our VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of our WFOE or our VIE;
●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among our WFOE and our VIE;
●	imposing fines, confiscating the income from our WFOE, our VIE or its subsidiaries, or imposing other requirements with which we or our VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;
●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with our VIE and deregistering the equity pledges of our VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over our VIE; or
●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of our VIE in our consolidated financial statements, if the PRC government authorities were to find our corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of our VIE or our right to receive substantially all the economic benefits and residual returns from our VIE and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

We rely on contractual arrangements with our variable interest entity and its subsidiary in China for our business operations, which may not be as effective in providing operational control or enabling us to derive economic benefits as through ownership of controlling equity interests.

We are a holding company with no material operations of our own. We conduct a substantial majority of our operations through our subsidiaries established and the VIE in the PRC. We rely on and expect to continue to rely on our wholly owned PRC subsidiary’s contractual arrangements with Guangsha and its shareholders to operate our business. These contractual arrangements may not be as effective in providing us with control over Guangsha as direct ownership in providing us with control over Guangsha, or enabling us to derive economic benefits from the operations of Guangsha. Under the current contractual arrangements, as a legal matter, if Guangsha or any of Guangsha Shareholders fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if Guangsha Shareholders were to refuse to transfer their equity interests in Guangsha to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations. Furthermore, if we had direct ownership of Guangsha, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Guangsha, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE Agreements, we rely on the performance by Guangsha and its shareholders of their obligations under the contracts to exercise control over Guangsha. The shareholders of Guangsha may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with Guangsha. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

Our PRC counsel, Shaanxi Jiameng Law Firm, will render an opinion that the ownership structure of the PRC entities does not violate PRC laws or regulations currently in effect, and that the contractual arrangements are valid, binding and enforceable, and do not result in any violation of PRC laws or regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current PRC Laws, and there can be no assurance that the PRC government will ultimately take a view that is consistent with such opinion.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) any variable interest entity or its shareholders terminate the contractual arrangements or (iii) any variable interest entity or its shareholders fail to perform its/his/her obligations under these contractual arrangements, our business operations in China would be materially and adversely affected, and the value of your shares would substantially decrease. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate businesses in China.

In addition, if any variable interest entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our variable interest entity undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of their assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business and our ability to generate revenues.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entity and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

We are a holding company, and will rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our common stock.

We are a holding company and conduct substantially all of our business through our PRC subsidiary, which is a limited liability company established in China. We may rely on dividends to be paid by our PRC subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiary, which is a wholly foreign-owned enterprise in China, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital.

Our PRC subsidiary generates primarily all of its revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiary to use its Renminbi revenues to pay dividends to us. The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by State Administration of Foreign Exchange for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of our PRC subsidiary to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

We may not be able to consolidate the financial results of our affiliated companies or such consolidation could materially and adversely affect our operating results and financial condition.

Our business is conducted through Guangsha, which is considered a VIE for accounting purposes, and we, through Shaanxi HGS, are considered the primary beneficiary, thus enabling us to consolidate our financial results in our consolidated financial statements. In the event that in the future a company we hold as a VIE no longer meets the definition of a VIE under applicable accounting rules, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line that entity’s financial results in our consolidated financial statements for reporting purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for accounting purposes. If such entity’s financial results were negative, this would have a corresponding negative impact on our operating results for reporting purposes.

Because we rely on the Contractual Arrangements for our revenue, the termination of these agreements would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company, and all of our business operations are conducted through the Contractual Arrangements. Although Guangsha does not have termination rights pursuant to the Contractual Arrangements, it could terminate, or refuse to perform under, the Contractual Arrangements. Because neither we, nor our subsidiaries, own equity interests of Guangsha, the termination or non-performance of the Contractual Arrangements would sever our ability to consolidate Guangsha and to receive payments from them under our current holding company structure. While we are currently not aware of any event or reason that may cause the Contractual Arrangements to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the Contractual Arrangements are terminated, this would have a severe and detrimental effect on our continuing business viability under our current corporate structure, which, in turn, would affect the value of your investment.

Contractual arrangements in relation to our VIE may be subject to scrutiny by the PRC tax authorities and they may determine that we or our VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. We could face material and adverse tax consequences if the PRC tax authorities determine that the VIE contractual arrangements were not entered into on an arm’s-length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust the income of our VIE in the form of a transfer pricing adjustment. The PRC tax authorities could effectively disregard our VIE structure, resulting in increased tax liabilities. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our VIE for PRC tax purposes, which could in turn increase tax liabilities without reducing our tax expenses. In addition, the PRC tax authorities may impose late payment fees and other penalties on our VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our VIE’s tax liabilities increase or if it is required to pay late payment fees and other penalties.

We conduct our business through Guangsha by means of Contractual Arrangements. If the PRC courts or administrative authorities determine that these contractual arrangements do not comply with applicable regulations, we could be subject to severe penalties and our business could be adversely affected. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including the laws, rules and regulations governing the validity and enforcement of the Contractual Arrangements between Shaanxi HGS and Guangsha. We have been advised by our PRC counsel, the Shaanxi Jiameng Law Firm, based on their understanding of the current PRC laws, rules and regulations, that (i) the structure for operating our business in China (including our corporate structure and Contractual Arrangements with Shaanxi HGS, Guangsha and its shareholders) will not result in any violation of PRC laws or regulations currently in effect; and (ii) the Contractual Arrangements among Shaanxi HGS and Guangsha and its shareholders governed by PRC law are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations concerning foreign investment in the PRC, and their application to and effect on the legality, binding effect and enforceability of the contractual arrangements. In particular, we cannot rule out the possibility that PRC regulatory authorities, courts or arbitral tribunals may in the future adopt a different or contrary interpretation or take a view that is inconsistent with the opinion of our PRC legal counsel. Therefore, the Contractual Arrangements may be determined by PRC authorities to be inconsistent with the laws and regulations of the PRC, including those related to foreign investment in certain industries.

If any of our PRC entities or their ownership structure or the Contractual Arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;
●	discontinuing or restricting the operations;
●	imposing conditions or requirements with which the PRC entities may not be able to comply;
●	requiring us and our PRC entities to restructure the relevant ownership structure or operations, including termination of the contractual arrangements with our VIE and deregistering the equity pledge of our VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control our VIE;
●	imposing fines or confiscating the income from our PRC subsidiaries or our VIE.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

The shareholders of our VIE may have actual or potential conflicts of interest with us and as a result may refuse to perform, or may breach, the Contractual Arrangements, which may materially and adversely affect our business and financial condition.

The shareholders of our VIE may have actual or potential conflicts of interest with us. These shareholders may refuse to perform or sign or may breach, or cause our VIE to breach, or refuse to renew, the existing Contractual Arrangements, which would have a material and adverse effect on our ability to effectively control our VIE and receive economic benefits from it. As a result, control over, and funds due from, our VIE may be jeopardized if the shareholders of our VIE breach, or refuse to renew, the Contractual Arrangements. For example, the shareholders may be able to cause our agreements with our VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our Company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Any failure by our VIE or its shareholders to perform their obligations under the Contractual Arrangements, or any unauthorized use of indicia of corporate power or authority, would have a material adverse effect on our business.

We refer to the shareholders of our VIE as its nominee shareholders because although they remain the holders of equity interests on record in our VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by Shaanxi HGS to exercise their rights as a shareholder of the VIE. If our VIE or its shareholders fail to perform their respective obligations under the Contractual Arrangements or if any physical instruments, such as chops and seals, or other indicia of corporate power or authority, are used without our authorization, we may have to incur substantial costs and expend additional resources to seek legal remedies under PRC laws, including specific performance or injunctive relief, and/or claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the Contractual Arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their contractual obligations.

The Contractual Arrangements are governed by PRC laws. Accordingly, any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce the Contractual Arrangements or could affect the validity of the Contractual Arrangements, and as a result we may not be able to exert effective control over our VIE, and our ability to conduct our business may therefore be materially adversely affected.

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council of the PRC, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over our VIE through contractual arrangements will not be deemed as a foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “negative list”. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements are deemed as foreign investment in the future, and any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operations. In addition, as the Chinese government has been updating the Negative List in recent years and reducing the sectors prohibited or restricted for foreign investment, it is probable in the future that, even if our VIE is identified as a FIE, it is still allowed to acquire or hold equity of enterprises in sectors currently prohibited or restricted for foreign investment.

Furthermore, the PRC Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the PRC Foreign Investment Law.

In addition, the PRC Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

Notwithstanding the above, the PRC Foreign Investment Law stipulates that foreign investment includes “foreign investors invest through any other methods under laws, administrative regulations or provisions prescribed by the State Council”. Therefore, there are possibilities that future laws, administrative regulations or provisions prescribed by the State Council may regard contractual arrangements as a form of foreign investment, and then whether our contractual arrangement will be recognized as a foreign investment, whether our contractual arrangement will be deemed to be in violation of the foreign investment access requirements and how the above-mentioned contractual arrangement will be handled are uncertain.

The Chinese government may exercise significant oversight influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if our VIE or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate through our VIE in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2021 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app was removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase the Company’s operating costs;

●	require significant management time and attention; and

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, which could result in a material adverse change in the value of our securities, potentially rendering it worthless. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

If any of our affiliated entities becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy assets held by such entity, which could materially and adversely affect our business, financial condition and results of operations.

We currently conduct our operations in China through our Contractual Arrangements. As part of these arrangements, substantially all of our assets that are significant to the operation of our business are held by our VIE. If the becomes bankrupt and all or part of its become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. In addition, if any of our affiliated entities undergoes a voluntary or involuntary liquidation proceeding, its equity owner or unrelated third-party creditors may claim rights relating to some or all of these assets, which would hinder our ability to operate our business and could materially and adversely affect our business, our ability to generate revenue and the market price of our common stock.

Risks Relating to our Securities

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

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $1.00 per share. Penny stocks generally are equity securities with a price of less than $1.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

On June 21, 2019, the “Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of $1.00 per share. The letter noted that the bid price of the Company’s common stock was below $1.00 for the 30-day period ending June 20, 2019. The notification letter has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 180 days, or until January 14, 2020, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On December 19, 2019, Nasdaq determined that the Company is eligible for an additional 180 calendar day period, or until June 15, 2020, to regain compliance. Given the extraordinary market conditions caused by COVID-19, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. Accordingly, the Company had until August 31, 2020, to regain compliance. On November 2, 2020, NASDAQ advised the Company that so long as it remains in compliance with NASDAQ continued listing standards until March 1, 2021, NASDAQ would grant the Company continued listing on NASDAQ. Should the company fail to demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by that date, the Panel will issue a final delist determination and the Company will be suspended from trading on The Nasdaq Stock Market. The Company maintained compliance through March 1, 2021.

In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of our business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

In addition, the securities markets have from time to time experienced price and volume fluctuations that are not related to the operating performance of particular companies. As a result, to the extent shareholders sell our shares in a negative market fluctuation, they may not receive a price per share that is based solely upon our business performance. We cannot guarantee that shareholders will not lose some or all of their investment in our common stock.

Currently, we are listed on the NASDAQ Capital Market. If our financial condition deteriorates, we may not meet continued listing standards on the NASDAQ Capital Market.

The NASDAQ Capital Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. In order to qualify for continued listing on the NASDAQ Capital Market, we must meet the following criteria:

●	Our stockholders’ equity must be at least $2,500,000; or the market value of our listed securities must be at least $35,000,000; or our net income from continuing operations in our last fiscal year (or two of the last three fiscal years) must have been at least $500,000;
●	The market value of our publicly held shares must be at least $1,000,000;
●	The minimum bid price for our shares must be at least $1.00 per share;
●	We must have at least 300 stockholders;
●	We must have at least 500,000 publicly held shares;
●	We must have at least 2 market makers; and
●	We must have adopted NASDAQ-mandated corporate governance measures, including a board of directors comprised of a majority of independent directors, an Audit Committee comprised solely of independent directors and the adoption of a code of ethics among other items.

Current, we are listed on the NASDAQ Capital Market, but if we are delisted from the NASDAQ Capital Market at some later date, our stockholders could find it difficult to sell our shares. In addition, if our common stock is delisted from the NASDAQ Capital Market at some later date, we may apply to have our common stock quoted on the Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the NASDAQ Capital Market. In addition, if our common stock is not so listed or are delisted at some later date, our common stock may be subject to the “penny stock” regulations. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. If our common stock is delisted from the NASDAQ Capital Market at some later date or become subject to the penny stock regulations, it is likely that the price of our shares would decline and that our stockholders would find it difficult to sell their shares.

The requirements of being a public company may strain our resources and divert management’s attention, which could have a material adverse effect on our business.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we list, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

As a result of disclosure of information in this annual report and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

The obligation to disclose information publicly may put us at a disadvantage to competitors that are private companies which could have an adverse effect on our results of operations.

We are a reporting company in the United States. As a reporting company, we are required to file periodic reports with the Securities and Exchange Commission upon the occurrence of matters that are material to our Company and stockholders. In some cases, we are required to disclose material agreements or results of financial operations that we would not be required to disclose if we were a private company. Our competitors may have access to this information, which would otherwise be confidential. This may give them advantages in competing with our Company. Similarly, as a U.S.-listed public company, we are governed by U.S. laws that our competitors, which are mostly private Chinese companies, are not required to follow. To the extent compliance with U.S. laws increases our expenses or decreases our competitiveness against such companies, this could affect our results of operations.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As we are a reporting company in the United States, we may attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

The Company’s principal administrative, sales, and marketing facilities are located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province. The Company built the office building in which its headquarters are located and owns the floor that houses its headquarters. In addition, the Company also owns a sales office in Yang County.  See Item 1.  Business — Our Projects for a description of the location and general character of the Company’s real estate projects.

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

FISCAL 2021	High	Low
1st Quarter Ended December 31, 2020	$5.40	$0.99
2nd Quarter Ended March 31,2021	$3.38	$1.51
3rd Quarter Ended June 30, 2021	$2.61	$1.53
4th Quarter Ended September 30, 2021	$2.82	$1.40

FISCAL 2020	High	Low
1st Quarter Ended December 31, 2019	$1.80	$1.16
2nd Quarter Ended March 31,2020	$3.70	$0.48
3rd Quarter Ended June 30, 2020	$4.40	$0.52
4th Quarter Ended September 30, 2020	$2.88	$0.85

Holders

According to the records of our transfer agent, China HGS had 288 stockholders of record as of September 30, 2021.

Dividends

All of our assets are located within the PRC. Under the laws of the PRC governing foreign invested enterprises, dividend distributions and liquidating distributions are allowed but subject to special procedures under relevant rules and regulations. Any dividend payment is subject to the approval of the Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidating distribution is subject to both the relevant government agency’s approval and supervision, as well as foreign exchange controls.

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

PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2010 to September 30, 2021. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-10	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16	30-Sep-17	30-Sep-18	30-Sep-19	30-Sep-20	30-Sep-21
China HGS Real Estate Inc.	100	32.30	6.22	183.97	121.77	40.76	56.46	31.81	29.43	16.99	25.84	36.12
Nasdaq Composite Index	100	101.97	131.56	159.23	189.70	195.06	224.27	274.25	339.71	337.72	471.48	612.7 0
NASDAQ Capital Market Composite	100	85.00	109.49	134.77	129.00	109.75	113.45	140.98	160.45	136.85	162.44	220.42

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

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results Of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China HGS Real Estate Inc. for the fiscal years ended September 30, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

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

For fiscal 2021, our sales and net income were approximately $58.9 million and $6.4 million, respectively, representing an increase of approximately 353.9% and 549.6% from fiscal 2020, respectively. The increase in revenue, gross profit and net income was mainly due to more GFA sold during fiscal 2021.

For fiscal 2021, our average selling price (“ASP”) for real estate projects located in Yang County was approximately $585.7 per square meter, decreased from ASP of $718 per square meter in fiscal 2020 due to less commercial units sold in Yangzhou Palace during fiscal 2021. The ASP of our Hanzhong real estate projects was approximately $638 per square meter for fiscal 2021, compared to the ASP of $419 per square meter for fiscal 2020 due to the increased market price in the Hangzhong area.

Market Outlook

The Chinese government is expected to continue implementing measures to cool down the real estate market. These measures may include restrictions on home purchase, increase the down-payment requirement against speculative buying, encourage the development of low-cost rental housing property to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process. The pressure on home sales and prices will be especially obvious in third and fourth-tier cities, while the property market in the first and second-tier cities is expected to be resilient.

The Company intends to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet.

The Company started the construction of the Liangzhou Road related projects after the approval by the local government of the road. These projects comprise residential for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. For the year ended September 30, 2021, the COVID-19 pandemic did not have a material net impact on the Company’s financial position and operating results. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

Liangzhou road related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (“Liangzhou Road Project”). Pursuant to the Liangzhou Agreement, the Company was contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residents in the Liangzhou Road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu (approximately 65 acres) land use rights in a specified residential zone of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou Road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company was authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project.

As of September 30, 2021, the actual costs incurred by the Company were approximately $180.4 million (September 30, 2020 - $164.9 million). The Liangzhou Road related projects mainly consists of Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area:

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

The Company plans to start these three real estate projects in 2022 after the road construction passes the local government’s inspection and approval. These related projects may take 2-3 years to be fully completed.

Road Construction

Other road construction projects mainly included the Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years after completion of the project with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (which as of September 30, 2021 –was 4.75%). The local government’s repayment could be used by the Company to reduce local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in the process of government review and approval.  For the year ended September 30, 2021, the Company received local government’ installment payments of approximately $2.3 million and the final payment approximately of $5 million is pending the local government’s approval. The installment received was included in the Company’s customer deposits as of September 30, 2021.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2021, the local government was still in the process of assessing the budget for these projects, which is expected to be completed in fiscal 2022

Under development:	Estimated Completion time of construction
Hanzhong City Hanfeng Beiyuan East Road	The road construction was substantially completed and is pending local government’s acceptance.
Hanzhong City Liangzhou Road related projects	The road construction was substantially completed and is pending local government’s acceptance.
Hanzhong City Beidajie project	Under planning stage and waiting for local government’s zoning plan
Yang County East 2nd Ring Road	The road construction was substantially completed and is pending local government’s acceptance.

RESULTS OF OPERATIONS

Year ended September 30, 2021 as compared to year ended September 30, 2020

Revenues

The following is a breakdown of revenue for the years ended September 30, 2021 and 2020:

	For the years ended September 30,
	2021	2020
Revenue recognized for completed condominium real estate projects,	$58,915,239	$12,979,227
Less: sales tax	(424,074)	(193,719)
Revenue net of sales tax	$58,491,165	$12,785,508

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For the Years Ended September 30,
	2021		2020			Variance
	Revenue	%	Revenue	%	Variance	%
Projects:
Yangzhou Pearl Garden Phase I and II	$564,758	1.0%	$1,312,921	10.1%	$(748,163)	(57.0)%
Oriental Pearl Garden	2,186,355	3.7%	187,284	1.4%	1,999,071	1,067.4%

Nanyuan II Project	43,625,590	74.0%	—	—	43,625,590	100%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	768,494	1.3%	3,500,750	27.0%	(2,732,256)	(78.0)%
Yangzhou Palace	11,770,042	20.0%	7,978,272	61.5	3,791,770	47.5%
Total Revenue	58,915,239	100%	12,979,227	100%	45,936,012	353.9%
Sales Tax	(424,074)	—	(193,719)	—	(230,355)	118.9%
Revenue net of sales tax	$58,491,165		$12,785,508		$45,705,657	357.5%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to last year, revenues before sales tax increased by $45.9 million to approximately $58.9 million for the year ended September 30, 2021 from approximately $13.0 million in last year. For the year ended September 30, 2021, we sold all residential units in the Nanyuan II project to the local government for residence reallocation purposes with total revenue of approximately $43.6 million, which represented 74% of our revenue.  The total GFA sold for the remaining real estate projects during the year September 30, 2021 and 2020 was 25,687 square meters and 21,735 square meters, respectively. The sales tax for the years ended September 30, 2021 was approximately $0.4 million, increased by 118.9% from fiscal 2020, consistent with the increased revenue in fiscal 2021. The percentage of increase in sales taxes was less than the growth rate in revenue was due to the fact that sales tax charged was based on the customers’ payments, the location of the properties and other factors.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2021		2020
						Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$4,418,450	9.5%	$843,284	9.0%	$3,575,166	424.0%
Construction costs	42,091,551	90.5%	8,526,536	91.0%	33,565,015	393.7%
Total	$46,510,001	100%	$9,369,820	100%	$37,140,181	396.4%

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

Cost of sales was approximately $46.5 million for the year ended September 30, 2021 compared to $9.4 million for last year. The $36.7 million increase in cost of sales was mainly attributable to more GFA sold for the year ended September 30, 2021, which led to more cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2021 were approximately $4.4 million, as compared to approximately $0.8 million for fiscal 2020, representing an increase of approximately $3.6 million from the same period of last year. The increase was consistent with the fact that total GFA sold in fiscal 2021 was significantly increased from last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2021 were approximately $42.1 million as compared to approximately $8.5 million for last year, representing an increase of approximately $33.6 million. The increase in construction cost was due to more real estate property units sold during fiscal 2020.

In addition, for the year ended September 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed.

Gross profits

Gross profit was approximately $12.0 million for the year ended September 30, 2021 as compared to gross profit of approximately $0.7 million in the prior year, representing an increase of $11.3 million, which was mainly attributable to approximately $8.6 million gross profit from the sales of the Nanyuan II project to the local government and no impairment charge recognized for the real estate property completed during fiscal 2021. The gross margin was 20.3% in fiscal 2021 as compared to gross margin of 5.5% in last year. For year ended September 30, 2020, we recognized approximately $2.7 million impairment losses for certain slow moving real estate property development completed. For the year ended September 30, 2021, the ASP for our real estate projects located in Yang County was approximately $585.7 per square meter, decreased from the ASP of $719 per square meter due to less commercial units sold in Yangzhou Palace and Yangzhou Pearl Garden Phase II project during fiscal 2021.  For the years ended September 30,2021 and 2020,  the Company sold commercial units at  average ASP of approximately $1,500 per square meter in the Yang County area with higher margin comparing to the residential units.  The ASP of our Hanzhong real estate projects (excluding sales of parking spaces) was approximately $638 per square meter for the year ended September, 30, 2021, increased from the ASP of $419 per square meter for fiscal 2020 due to increasing real estate prices in the local market and more commercial units sold in fiscal 2021.

The overall gross profit as a percentage of real estate sales was 20.3% for the year ended September 30, 2021, increased from 5.5% for the year ended September 30, 2020, was mainly due to no impairment losses recognized in fiscal 2021.

	For the Year Ended September 30
	2021		2020
	Gross	Gross	Gross	Gross		Variance
Project	Profit	Margin	Profit	Margin	Variance	%
Yangzhou Pearl Garden Phase I and II	$122,007	22%	$289,032	22%	$(167,025)	(57.8)%
Yangzhou Palace	2,822,485	24%	2,424,864	30%	397,621	16.4)%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	211,825	28%	842,776	24%	(630,951)	(74.9)%
Nanyuan II project	8,619,750	20%	—	—	8,619,750	100%
Oriental Garden	629,171	29%	52,735	28%	576,436	1093.1%
Sales Tax	(424,074)	0	(193,719)	—	(230,355)	(118.9)%
Impairment losses on real estate property development completed	0		(2,703,031)		(2,703,031)	100%
Total Gross Profit	$11,981,164	20.3%	$712,657	5.5%	$11,268,507	1581%

Operating expenses

Total operating expenses remained fairly constant at approximately $2.9 million for each of the year sended September 30, 2021 and 2020, as a result of increases in general administrative expenses of approximately $0.4 million offset with a decrease in selling expenses of $0.4 million. The Company incurred more marketing expense in fiscal 2020 to promote the sales in Yangzhou Palace project, which resulted higher selling expense in last year. The $0.4 million increase in general and administrative expense was due to more consulting and professional fees incurred for the year ended September 30, 2021.

	For the years ended September 30,
	2021	2020
General and administrative expenses	$2,691,170	$2,324,057

Selling expenses	186,886	580,639
Total Operating expenses	$2,878,056	$2,904,696
Percentage of Revenue before sales tax	4.9%	22.4%

Interest expense, net

Net interest expense was less than $0.1 million for the year ended September 30, 2021 and 2020.

Other income, net

For the year ended September 30, 2020, the Company had net other income of $4.1 million due to the fact that the Company disposed certain real estate properties in the existing real estate property completed and under-development to suppliers with settlement of their related payables. For the year ended September 30, 2021, the Company incurred net other expense of $0.2 million for certain non-operating related expenditures.

Income taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the years ended September 30, 2021 and 2020, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2021, the Company’s effective income tax rate was 28%, decreased from effective income tax rate of 46% for the year ended September 30, 2020. The higher effective income tax rate in fiscal 2020 was caused by additional tax accruals out of PRC.

Net income

We reported net income of approximately $6.4 million for the year ended September 30, 2021, as compared to approximately $1.0 million for fiscal 2020. The increase of $5.4 million in our net income was primarily due to more revenue reported for fiscal 2021 as discussed above under Revenues and Gross Profit

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments amounted to approximately $9.4 million and $8.6 million for the years ended September 30, 2021 and 2020, respectively.  The balance sheet amounts with the exception of equity at September 30, 2021 were translated at RMB6.4434 to 1.00 USD as compared to 6.7896 RMB to 1.00 USD at September 30, 2020. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2021 and 2020 were 6.5072 RMB to 1.00 USD and 7.0056 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of the COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, our revenue during the year ended September 30, 2020 were significantly lower. The Company is experiencing recovery of its real estate development business in fiscal 2021 due to increasing demand from the local real estate market. The Company had revenue of approximately $58.9 million for the year ended September 30, 2021, increased from $13.0 million in last year. Based on the assessment of current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and the real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate property within the short term as we originally expected. In addition, as of September 30, 2021, we had large construction loans payable of approximately $119.6 million and large accounts payable of approximately $18.3 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above- mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2021, our total cash balance was approximately $0.2 million decreased from approximately $0.5 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2021, we had approximately $88.1 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $18.3 million accounts payable as of September 30, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of September 30, 2021, we reported approximately $119.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current developments and operations. For the year ended September 30, 2021, we had six large ongoing construction projects, which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

Year ended September 30, 2021 as compared to year ended September 30, 2020

Comparison of cash flows results for the fiscal year ended September 30, 2021 and fiscal year ended September 30, 2020 are summarized as follows:

	For the years ended September 30,
	2021	2020	Variance
Net cash (used in) provided by operating activities	$(604,167)	$2,217,264	$(2,821,431)
Net cash (used in) provided by financing activities	$0	$(2,415,924)	$2,415,924
Effect of changes of foreign exchange rate on cash	$201,820	$(135,921)	$337,741
Net (decrease) in cash	$(402,347)	$(334,581)	$(67,766)

Operating activities

Net cash used in operating activities during fiscal 2021 was approximately $0.6 million, consisting of net income of approximately $6.4 million, noncash adjustments of approximately $0.04 million and net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $11.5 million due to the sales of real estate properties, a $2.2 million increase in other payables to suppliers and an increase of $2.2 million in tax payables, offset by the continuous spending on real estate property under development of $21.8 million.

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

Financing activities

Net cash provided by financing activities during fiscal 2021 was Nil.

Net cash used in financing activities was approximately $2.4 million for fiscal 2020, mainly representing the repayment of construction loan of $2.4 million during fiscal 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as security for the Company’s obligations under such guarantees, restricted cash of at least 5% of the mortgage proceeds. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2021 and September 30, 2020, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million and $68 million, respectively. As of September 30, 2021 and September 30, 2020, the amount of security deposits provided for these guarantees was approximately $3.3 million and $3.4 million, respectively, and the Company believes that such reserves are sufficient.

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

Critical Accounting Policies and Management Estimates

Revenue recognition

The Company adopted FASB ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on October 1, 2018 using the modified retrospective approach. Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when (or as) the Group satisfy a performance obligation.

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial property in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development projects, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Under the percentage of completion method, revenues from individual real estate condominium units sold under development and related costs are recognized over the course of the construction period, based on the completion progress of a project. The progress towards complete satisfaction of the performance obligation is measured based on the Company’s efforts or inputs to the satisfaction of the performance obligation, by reference to the contract costs incurred up to the end of reporting period as a percentage of total estimated costs for each contract. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2021, the Company did not recognize any impairment for real estate property under development or completed. For the years ended September 30, 2020, the Company recognized approximately $2.7 million impairment for real estate property under development or completed.

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

Item 8.  Financial Statements and Supplementary Data

CHINA HGS REAL ESTATE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China HGS Real Estate Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China HGS Real Estate Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of real estate property

As describe in Note 2 to the consolidated financial statements, the Company tests real estate completed and under development for recoverability when events or changes in circumstances indicate that its carrying value may not be recoverable.  Management determines whether impairment has occurred by comparing each property’s fair value determined utilizing future estimated undiscounted cash flows to the property’s carrying value.

The Company’s undiscounted future estimated cash flows analysis requires management to make significant estimates and assumptions.  If the expected future cash flows is less than the carrying value of the property, the Company will recognize an impairment charge.  Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling prices.

We identified the valuation and impairment of real estate as a critical audit matter not only because of the materiality in the consolidated financial statements, but also due to significant estimates and assumptions management makes to evaluate the recoverability of its real estate properties.  Given these factors, the related audit effort in evaluating management’s assumptions in determining the recoverability of real estate assets was extensive and required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following:  We obtained an understanding and evaluated the design of control over management’s evaluation of recoverability of real estate property assets, including key inputs utilized in estimating the undiscounted future cash flows.  We reviewed and tested the undiscounted cash flow analysis, including estimates of timing of sales and estimated sales proceeds, for each real estate asset with possible impairment indicators by evaluating the source information and assumptions used by management and tested the mathematical accuracy of the calculations.  We made inquiries of management regarding the current state of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions utilized for the properties.  We also obtained and reviewed the independent valuation reports issued by the independent valuation firm on the properties, noting the valuation methodology and assumptions used in the determination of the related fair value of the property as well as the relevant qualifications, and experience of the firm in the preparation of the valuation reports.

Revenue Recognition

As disclose on Note 2 to the consolidated financial statements, The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606- “Revenue from Contracts with Customers,” (“ASC 606”). Under ASC 606, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services.

The Company generates revenue from real estate sales of condominiums and commercial properties which are recognized when or as the control of the asset is transferred to the customer.  Other than the sale of individual condominium units for which there were no sales during the years ended September 30, 2021 and 2020, revenue is recognized at a point in time when the customer obtains control of the asset.

We identified revenue recognition as a critical audit matter due to the significant management judgment in determining revenue recognition for these customer agreements.  This required a high degree of auditor judgment and additional effort was required in performing the audit procedures to evaluate the methodology.

The primary procedure we performed to address this critical audit matter included the following:  We obtained an understanding and evaluated the design of internal control that addressed the risks of material misstatement relating to revenue recognition.  We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.  We obtained and read a sample of the agreements and evaluated management’s assumptions used to identify performance obligations and stand-alone prices for each distinct performance obligation, identified and reviewed unique contract terms that may impact the timing and amount of revenue recognized and identified the pattern of delivery, transfer of control and appropriateness of management’s application of accounting policies in accordance with ASC Topic 606.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditors since 2020.

Flushing, New York

January 13, 2022

CHINA HGS REAL ESTATE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
Cash	$170,001	$457,699
Restricted cash	3,295,188	3,409,837
Contract assets	13,723,793	14,255,328
Real estate property-development completed	88,145,841	94,671,258
Other assets	8,358,925	8,132,555
Property, plant and equipment, net	558,086	571,330
Security deposits	1,955,202	1,855,506
Real estate property under development	265,769,721	227,741,017
Due from local government - development completed	3,023,806	2,869,623

Total Assets	$385,000,563	$353,964,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$119,636,222	$109,937,408
Accounts payable	18,259,151	25,415,352
Other payables	6,430,992	4,028,048
Construction deposits	3,344,917	3,202,730
Contract liabilities	1,886,075	1,847,685
Customer deposits	19,803,917	19,405,528
Accrued expenses	1,987,567	1,920,370
Taxes payable	22,954,011	19,881,211
Total liabilities	194,302,852	185,638,332
Commitments and Contingencies
Stockholders’ equity*
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,617,807 and 22,525,693 shares and outstanding September 30, 2021 and 2020	25,617	22,525
Additional paid-in capital	136,535,303	129,930,330
Statutory surplus	11,095,939	10,458,395
Retained earnings	40,691,955	34,954,061
Accumulated other comprehensive loss	2,348,897	(7,039,490)
Total stockholders’ equity	190,697,711	168,325,821
Total Liabilities and Stockholders’ Equity	$385,000,563	$353,964,153

* Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2021 and 2020

	2021	2020
Real estate sales	$58,915,239	$12,979,227
Less: Sales tax	(424,074)	(193,719)
Impairment losses on real estate property completed	—	(2,703,031)
Cost of real estate sales	(46,510,001)	(9,369,820)
Gross profit	11,981,164	712,657
Operating expenses
Selling and distribution expenses	186,886	580,639
General and administrative expenses	2,691,170	2,324,057
Total operating expenses	2,878,056	2,904,696
Operating income (loss)	9,103,108	(2,192,039)
Interest income (expense), net	5,690	(65,535)
Other (expense) income, net	(246,814)	4,080,945
Income before income taxes	8,861,984	1,823,371
Provision for income taxes	2,486,546	841,933
Net income	6,375,438	981,438
Other comprehensive income:
Foreign currency translation adjustment	9,388,387	8,644,233
Comprehensive income	$15,763,825	$9,625,671
Basic and diluted income per common share*:
Basic and diluted	$0.27	$0.04
Weighted average common shares outstanding*:
Basic and diluted	23,944,328	22,525,000

* Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

						Accumulated
						Other
	Common Stock		Additional	Statutory	Retained	Comprehensive
	Shares*	Amount	Paid-in Capital	Reserve	Earnings	Income (Loss)	Total
Balance at September 30, 2019	22,525,693	$22,525	$129,930,330	$10,360,251	$34,070,767	$(15,683,723)	$158,700,150
Net income	—	—	—	—	981,438	—	981,438
Appropriation to statutory reserve	—	—	—	98,144	(98,144)	—	—
Foreign currency translation adjustments	—	—	—	—	—	8,644,233	8,644,233
Balance at September 30, 2020	22,525,693	22,525	129,930,330	10,458,395	34,954,061	(7,039,490)	168,325,821
Issuance of shares for debt settlement	3,092,114	3,092	6,604,973	—	—	—	6,608,065
Net income	—	—	—	—	6,375,438	—	6,375,438
Appropriation to statutory reserve	—	—	—	637,544	(637,544)	—	—
Foreign currency translation adjustments	—	—	—	—	—	9,388,387	9,388,387
Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711

* Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income	$6,375,438	$981,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision	—	—
Depreciation	43,510	72,748
Impairment losses on real estate property development completed		2,703,031
Gain on settlement of shareholder loan and payables with suppliers		(4,998,762)
Changes in assets and liabilities:
Security deposits	—	6,335,525
Contract assets	1,284,745	(889,901)
Real estate property development completed	11,498,195	9,369,820
Real estate property under development	(21,784,670)	(7,511,989)
Other assets	208,522	(398,747)
Accounts payables	(1,830,135)	(1,498,176)
Other payables	2,165,081	23,918
Contract liabilities	(60,288)	(155,809)
Customer deposits	(637,942)	1,275,401
Construction deposits	(29,601)	—
Accrued expenses	—	(474,420)
Taxes payables	2,162,978	(2,616,813)
Net cash (used in) provided by operating activities	(604,167)	2,217,264

Cash flow from financing activities:
Repayment of construction loans	—	(2,415,924)
Net cash (used in) financing activities	—	(2,415,924)

Effect of changes in foreign exchange rate on cash	201,820	(135,921)
Net (decrease) in cash	(402,347)	(334,581)
Cash, restricted cash, beginning of year	3,687,536	4,202,117
Cash, restricted cash, end of year	$3,465,189	$3,867,536
Supplemental disclosures of cash flow information:
Interest paid	$2,018,918	$6,847,515
Income taxes paid	$266,999	$782,836

Cash	$170,001	$457,699
Restricted cash	$3,295,188	$3,409,837
	$3,465,189	$3,867,536

Non-cash financing activities:
Reclassification of interest payable to construction loan	$5,024,385	$—
Settlement of shareholder loan and related accrued interest	$—	$(3,402,313)
Settlements of accounts payable with real estate property under development	$(14,532,967)	$—
Issuance of stock for settlement of accounts payable	$6,608,065	$—
Settlement of payables with suppliers	$—	$(3,415,572)

The accompanying notes are an integral part of these consolidated financial statements

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

China HGS Real Estate Inc. (the “Company” or “China HGS” or “we”, “our”, “us”) is a corporation organized under the laws of the State of Florida.

China HGS does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS Management and Consulting Co., Ltd (“Shaanxi HGS”), it entered into certain exclusive contractual agreements with the owners of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha. Accordingly, Guangsha has been consolidated.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income (Loss) as well as the cash flows from operations, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operations and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2021 and 2020. The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2021 and 2020:

	Balance as of
	September 30,	September 30,
	2021	2020
Total assets	$385,000,583	$353,600,159
Total liabilities	$189,470,931	$181,104,861

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

The Company’s operations involve real estate development and sales. Starting from the year ended September 30, 2020, the Company has been involved in larger real estate property development with an extended development cycle. As a result, it is not possible to precisely measure the duration of its operating cycle. The accompanying consolidated balance sheets of the Company have been prepared on an unclassified basis in accordance with real estate industry practice.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, our revenues during the year ended September 30, 2020 were significantly lower. The Company is experiencing recovery of its real estate development business in fiscal 2021 due to increasing demand from the local real estate market. The Company had revenues of approximately $58.9 million for the year ended September 30, 2021, increased from $13.0 million in last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 outbreak and spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of September 30, 2021, we had large construction loans payable of approximately $119.6 million and large accounts payable of approximately $18.3 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2021, our total cash and restricted cash balance was approximately $3.5 million, a decrease from approximately $3.9 million as of September 30, 2020. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2021, we had approximately $88.1 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $18.3 million accounts payable as of September 30, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of September 30, 2021, we reported approximately $119.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the year ended September 30, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Revenue recognition

The Company follows FASB ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The Company determines revenue recognition through the following steps:

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the years ended September 30, 2021 and 2020, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

Under the percentage completion method, revenue and profit from the sales of long-term real estate development properties is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.	Construction is beyond a preliminary stage.
b.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sale prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria are not met, proceeds shall be accounted for as deposits until the criteria are met.

Under the percentage of completion method, revenues from individual real estate condominium units sold under development and related costs are recognized over the course of the construction period, based on the completion progress of a project. The progress towards complete satisfaction of the performance obligation is measured based on the Company’s efforts or inputs to the satisfaction of the performance obligation, by reference to the contract costs incurred up to the end of reporting period as a percentage of total estimated costs for each contract. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Revenue from the sales of previously completed real estate condominium units is recognized at the time of the closing of an individual unit sale. This occurs when the customer obtains the physical possession, the legal title, or the significant risks and rewards of ownership of the property and the Company has the right to payment and the collection of the consideration is probable. For municipal road construction projects, revenues are generally recognized at the time the projects are completed.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the years ended September 30,
	2021	2020
Revenue recognized for completed condominium real estate projects, net of sales taxes	$15,179,593	$12,785,508
Revenue recognized for completed condominium real estate projects sold to government, net of sales taxes	43,311,572	—
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$58,491,165	$12,785,508

Contract balances

Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include billed and billable receivables, which are the Company’s unconditional rights to consideration other than the passage of time. Contract liabilities include cash collected in advance and in excess of revenue recognized. Customer deposits are excluded from contract liabilities.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2021 and 2020, the Company did not change the estimated revenue and related gross profit margin.

Fair value of financial instruments

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures.” It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash, restricted cash and all other current assets, security deposits for land use rights, loans and all current liabilities approximate their fair value based on the short-term maturity of these instruments. The fair value of the customer, construction and security deposits approximate their carrying amounts because the deposits are received in cash. It was impractical to estimate the fair value of the amount due from the local government and the other payables.

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating VIE is Renminbi (“RMB”), the currency of the PRC. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC Topic 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue,expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

	2021	2020
Year end RMB : USD exchange rate	6.4434	6.7896
Annual average RMB : USD exchange rate	6.5072	7.0056

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash

The restricted cash is required by the banks as collateral for mortgage loans given to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve month period, the mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees. The restricted cash is released by the banks once they receive the certificate of ownership. These deposits are not covered by insurance. The Company has not experienced any losses in such accounts and management believes its restricted cash account is not exposed to any significant risks.

Security deposits for land use rights

Security deposits for land use rights consist of deposits held by the PRC government for the purchase of land use rights and the deposits held by an unrelated party to transfer its land use rights to the Company. The deposits will be reclassified to real estate property under development upon the transfer of legal title.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2021 and 2020, the Company recognized nil and $2,703,031 impairment loss for its real estate properties, respectively.

Capitalization of interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2021 and 2020, the total interest capitalized in the real estate property development was $7,043,303 and $7,086,018, respectively.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the years ended September 30, 2021 and 2020.

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

Property warranties

The Company provides its customers with warranties which cover major defects of the building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2021 and 2020, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

Income taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” deferred tax assets and liabilities are for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowances is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2021 and September 30, 2020.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2021 and 2020. As of September 30, 2021, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of September 30, 2021 and 2020, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company should record the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date. The methods to implement this tax law vary among different geographic areas. Hanzhong, where the projects Mingzhu Garden, Nan Dajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the Yangzhou Pearl Garden and Yangzhou Palace projects are located, has a tax rate of 0.5%.

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2021 and 2020 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2021 and 2020, the Company recorded advertising expenses of $59,481 and $271,811, respectively.

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC Topic 260, “Earnings per share,” which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no dilutive shares for the years ended September 30, 2021 and 2020.

Concentration risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $77,599). However, the Company believes that the risk of failure of

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that the Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

For the year ended September 30, 2021, the Company had real estate sales revenue of $43,625,590 related to sales to the local government for residence reallocation purposes, representing 74.0% of the Company’s total real estate sales revenue for the year ended September 30, 2021.  For the years ended September 30, 2021 and 2020, the Company did not have any individual customer with over 10% of the Company real estate sales revenue for the related periods.

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

NOTE 3.  REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2021 and 2020:

	Balance as of:
	September 30,	September 30,
	2021	2020
Development completed:
Hanzhong City Mingzhu Garden Phase II	$23,464,365	$22,801,439
Hanzhong City Oriental Pearl Garden	19,435,711	19,937,105
Yang County Yangzhou Pearl Garden Phase II	2,250,388	2,559,977
Yang County Yangzhou Palace	42,995,377	49,372,737
Real estate property development completed	$88,145,841	$94,671,258
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$180,389,654	$164,879,955
Hanzhong City Hanfeng Beiyuan East (b)	868,796	824,496
Hanzhong City Beidajie (b)	78,075,559	57,142,127
Yang County East 2nd Ring Road (c)	6,435,712	4,894,439
Real estate property under development	$265,769,721	$227,741,017
(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of September 30, 2021, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2021, the actual costs incurred by the Company were approximately $180.4 million (September 30, 2020 - $164.9 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of September 30, 2021, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to 2022. Due to delays in the government approval and slow development progress, in January 2021, the Company disposed of certain construction properties in the Beidajie project at carrying value to Hanzhong Guangsha Real Estate Development Inc. (“Hanzhong Guangsha”) an entity controlled by the Company’s former chairman and Chief executive officer, Mr. Xiaojun Zhu to settle the payable of approximately $28.2 million related to Hanzhong Guangsha in connection with the acquisition of the Hanzhong Nanyuan II Project disclosed below.

On January 20, 2021, the Company entered into agreement with Hanzhong Guangsha, an entity controlled by Mr. Xiaojun Zhu, to acquire certain real estate under development in the Hanzhong Nanyuan II Project in the amount of approximately $28.2 million, for the local government’s residence reallocation related to the Liangzhou road and affiliated project. All the real estate property in Hanzhong Nanyuan II project was completed and sold to the local government for residence reallocation purposes by September 30, 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (September 30, 2021 and 2020 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in process of the government’s review and approval. For the year ended September 30, 2021, the Company received the local government’s installment payments of approximately $2.3 million, which was included in the Company’s customer deposits as of September 30, 2021.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2021 and 2020, property, plant and equipment was as follows:

	As of September 30,
	2021	2020
Buildings	$848,471	$805,208
Automobiles	—	97,823
Total	848,471	903,031
Less: accumulated depreciation	(290,385)	(331,701)
Property, plant and equipment, net	$558,086	$571,330

Depreciation expense for the years ended September 30, 2021 and 2020 was $43,510 and $72,748, respectively. For the year ended September 30, 2021, the Company disposed of the automobile which was fully depreciated, with no gain or loss recognized.

NOTE 5.  RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with the local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2021, a receivable balance from the Hanzhong local government was $3,023,806 (September 30, 2020 - $2,869,623) and the Company expects to realize the receivable to offset municipal surcharges from the local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2021 and later years.

NOTE 6.  SECURITY DEPOSITS

As of September 30, 2021 and 2020, security deposits were as follows:

	As of September 30,
	2021	2020
Security deposit for land use right (1)	$1,955,202	$1,855,506
(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $1,955,202 and $1,855,506 to Hanzhong Urban Construction Investment Development Co., Ltd to acquire certain land use rights through public bidding as of September 30, 2021 and 2020, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses.

NOTE 7.  CONSTRUCTION LOANS

	September 30, 2021	September 30, 2020
Loan A (i)	$101,209,744	$92,450,491
Loan C (ii)	18,426,478	17,486,917
	$119,636,222	$109,937,408

(i)   On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $118.8 million (RMB775,000,000) for a long term loan with interest at 4.75% to the develop Liangzhou Road Project. As of September 30, 2021, the Company borrowed $101,209,744 under this credit line (September 30, 2020 - $92,450,491).

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the local government’s delay in the reallocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $42,995,377 as of September 30, 2021 (September 30, 2020- $49,372,737). For the year ended September 30, 2021, the interest was $6,488,162 (September 30, 2020 - $6,537,079), which was capitalized into the development cost of the Liangzhou Road Project.

(ii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.4 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $180,389,654 as collateral for the loan. Total interest of $224,700 for the year ended September 30, 2021 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (September 30, 2020 - $213,827).

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.1 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. As of September 30, 2021 and 2020, the outstanding balance of the loan was Nil. Interest charges for the year ended September 30, 2021 and 2020 were $330,441 and $314,452, respectively, which was included in the construction capitalized costs.

NOTE 8.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2021	2020
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,210,839	$7,606,944
Oriental Pearl Garden	2,780,917	4,358,467
Liangzhou road related projects	617,686	888,123
Yang County Pearl Garden	827,426	1,243,137
Yang County East 2nd Ring Road	2,327,964	—
Yangzhou Palace	5,039,085	5,308,857
Total	$19,803,917	$19,405,528

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of September 30, 2021, the Company had business VAT tax payable of $5,660,149 (September 30, 2020 - $5,159,296), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of September 30, 2021 and September 30, 2020, the Company’s total income tax payable amounted to $14,326,646 and $12,213,470, respectively, which included the income tax payable balances in the PRC of $10,761,646 and $8,342,537, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2021 and 2020:

	For the years ended September 30,
	2021	2020
Chinese statutory tax rate	25.0%	25.0%
Valuation allowance change*	0%	18.7%
Net impact of tax exemption and other adjustments	3.1%	2.5%
Effective tax rate	28.1%	46.2%

* Valuation allowance change for the year ended September 30, 2020 were primarily related to valuation allowance changes on historical losses. For years ended September 30, 2021 and 2020, the change in valuation allowance of nil and $24,616, respectively.

Income tax expense for the years ended September 30, 2021 and 2020 is summarized as follows:

	For the years ended September 30,
	2021	2020
Current tax provision	$2,486,546	$841,933
Deferred tax provision	—	—

Income tax expense	$2,486,546	$841,933

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of September 30, 2021 and 2020, the Company’s GILTI tax payable was Nil.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2021 and 2020, the Company provided an additional $0.9 million provision due to delinquent U.S. tax return fillings.

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

As at September 30, 2021 and 2020, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to September 30, 2021 and 2020, respectively.

(D) Taxes payable consisted of the following:

	September 30,	September 30,
	2021	2019

CIT	$14,326,646	$12,213,470
Business tax	5,660,149	5,159,296
Other taxes and fees	2,967,216	2,508,445
Total taxes payables	$22,954,011	$19,881,211

NOTE 10. STOCKHOLDERS’ EQUITY

(a) Common stock

On August 19, 2020, the Company filed an Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Florida Secretary of State to affect a one-for-two reverse split of the Company’s authorized and issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Certificate of Amendment on August 20, 2020 (the “Effective Time”). At the Effective Time, every two shares of the Company’s common stock authorized issued and outstanding were automatically combined into one share of common stock, without any change in the par value per share. The Company will not issue any fractional shares in connection with the Reverse Stock Split. Instead, fractional shares will be rounded up to the nearest full share. The Company had a total of 45,050,000 shares of common stock issued and outstanding prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of common stock outstanding as of September 30, 2021 and 2020, which

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflects the effect of the reverse split, was 25,617,807 and 22,525,693, respectively. The financial statements give retroactive effect to this reverse stock split.

On April 19, 2021 (the “Closing Date”), pursuant to the terms of the Equity Acquisition Agreement between the “Company and Shaanxi Tianhao Construction Engineer Co., Ltd (“Shaanxi Tianhao”) (the “Purchaser”) (the “Equity Acquisition Agreement”), the Company issued 3,092,114 shares of common stock to the Purchaser in exchange for the settlement of its accounts payable balance. In accordance with the Equity Acquisition Agreement, the Purchaser received on a pro rata basis the Company’s common stock equivalent consideration of approximately $6.6 million (RMB 43 million) based on a conversion price of $2.13 which was the average price of the Company’s stock during the five (5) trading days preceding to the Closing Date.

On September 25, 2012, our shareholders approved the Company’s 2012 Omnibus Securities and Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of awards which are distribution equivalent rights, incentive stock options, non-qualified stock options, performance shares, performance units, restricted shares of common stock, restricted stock units, stock appreciation rights (“SARs”), tandem stock appreciation rights, unrestricted shares of common stock or any combination of the foregoing, to key management employees and nonemployee directors of, and nonemployee consultants of, the Company or any of its subsidiaries (each a “participant”). We have reserved a total of 1,000,000 shares of common stock for issuance under the 2012 Plan. The number of shares of common stock for which awards which are options or SARs may be granted to a participant under the 2012 Plan during any calendar year is limited to 500,000. There were no options granted and outstanding as of and during the years ended September 30, 2021 and 2020.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. The Company is required to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2021 and 2020, the balance of statutory surplus reserve was $11,095,939 and $10,458,395, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2021 and 2020.

NOTE 11. CONTINGENCIES AND COMMITMENTS

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide

CHINA HGS REAL ESTATE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of September 30, 2021 and 2020, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million and $68 million, respectively. As of September 30, 2021 and 2020, the amount of restricted cash reserved for these guarantees was approximately $3.3 million and $3.4 million, respectively, and the Company believes that such reserves are sufficient.

CHINA HGS REAL ESTATE INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2021	2020
ASSETS
Investment in subsidiary	$194,262,711	$171,622,821
Total assets	$194,262,711	$171,622,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Tax payable	$3,565,000	$3,297,000
Total liabilities	3,565,000	3,297,000

Stockholders’ equity*:
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,617,807 and 22,525,693 shares issued and outstanding September 30, 2021 and 2020	25,617	22,525
Additional paid-in capital	136,535,303	129,930,330
Statutory surplus	11,095,939	10,458,395
Retained earnings	40,691,955	34,954,061
Accumulated other comprehensive income (loss)	2,348,897	(7,039,490)

Total stockholders' equity	190,697,711	168,325,821

Total Liabilities and Stockholders' Equity	$194,262,711	$171,622,821

*Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I – PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
Equity in profit of subsidiary and VIE	$6,643,438	$1,321,838
General and administrative expenses	—	—
Interest expense	—	72,400
Income before income taxes	6,643,438	1,249,438
Provision for income taxes	268,000	268,000
Net income	6,375,438	981,438
Other comprehensive loss
Foreign currency translation adjustment	9,388,387	8,644,233
Comprehensive loss	$15,763,825	$9,625,671

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

SCHEDULE I -PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	2021	2020
Cash flows from operating activities
Net income	$6,375,438	$981,438

Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	—	—
Equity in profit of subsidiary	(6,643,438)	(1,321,838)

Changes in assets and liabilities:
Taxes payable	268,000	268,000
Accrued expenses	—	72,400
Net cash used in operating activities	—	—

Net increase (decrease) in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are integral part of Schedule I

CHINA HGS REAL ESTATE INC.

NOTES TO SCHEDULE I

NOTE 1.  BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiary and variable interest entity (“VIE”) is stated at cost plus equity income (loss) in undistributed earnings (loss) of subsidiaries and VIE.

NOTE 2.  RESTRICTED ASSETS

The Company’s PRC VIE and subsidiary are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s subsidiary and its VIE are also required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to their statutory reserve accounts until the accumulated amount of such reserves reaches 50% of their respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations and revenues are conducted and generated in China, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries and VIEs in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

NOTE 3.  COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2021 and 2020.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2021. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2021 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021:

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

Remediation Efforts to Address Significant Deficiencies

To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

•	Provide more U.S. GAAP knowledge and SEC reporting training for the accounting department and establish formal policies and procedures in internal audit function.
•

Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures that are fully understood throughout the organization and plans to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

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

(c) Changes in Internal Controls over Financial Reporting

The management is committed to improving the internal controls over financial reporting and will undertake consistent improvements and enhancements on an ongoing basis. Except as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors is presently composed of five (5) members: Neng Chen, Shenghui Luo, Xinping Li, John Chen, and Yuankai Wen. Mr. Zhu serves as Chairman of the Board of Directors. The Board of Directors has determined that Xinping Li, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Below you will find a tabular summary of our entire Board, their age, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Neng Chen	39	President, Chief Executive Officer and Chairman of the Board of Directors	2021
Shenghui Luo	51	Director	2010
Xinping Li	56	Director	2021
John Chen	48	Director	2012
Yuankai Wen	73	Director	2010

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

Neng Chen, has severed as the President and Chief Executive Officer of China HGS since October, 2021. Mr. Chen is the founder of Hunan Qingqing Consulting Co., Ltd. and served as its general manager from June 2019 to September 2021. From June 2012 to January 2019, Mr. Chen served as the general manager of Yiyang Huamei Real Estate Development Co., Ltd. Mr. Chen graduated from the University of Regina in Canada with a bachelor’s degree in economics.

Xinping Li has served as a director since November 2021. Dr. Li has served as the vice-dean of Shaoyang University’s School of Economics and Management since March 2005. From July 2002 to March 2005, Mr. Li served as a professor and researcher at Jiangxi Jiujiang University’s Business School. Mr. Li graduated from Shaoyang University in China with a bachelor’s degree in mathematics. He later obtained a master’s degree in investment economics from Guangxi Normal University’s School of Economics in China, and a doctoral degree in economics from Liaoning University in China.

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2021 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2021 and the number of meetings each committee held in fiscal year 2021.

Nominating &
Corporate
Name of Director	Audit	Compensation	Governance
Xinping Li	M	M	C
John Chen	C	M	M
Yuankai Wen	M	C	M
Number of Meetings in Fiscal 2021	4	1	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2021 are as follows:

Name	Ages	Position
Neng Chen *	39	President, Chief Executive Officer and Chairman of the Board of Directors
Wei (Samuel) Shen**	42	Chief Financial Officer

*Mr. Chen’s background and business experience is described above under “Directors”

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

Audit Committee

The Audit Committee oversees our accounting, financial reporting and audit processes; appoints, determines the compensation of, and oversees, the Company’s independent registered public accounting firm; pre-approves audit and non-audit services provided by the independent registered public accountants; reviews the results and scope of audit and other services provided by the independent registered public accountants; reviews the accounting principles and practices and procedures used in preparing our financial statements; and reviews our internal controls.

The Audit Committee works closely with management and our independent registered public accountants. The Audit Committee also meets with our independent registered public accountants without members of management present, on a quarterly basis, following completion of our independent registered public accountants’ quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent registered public accountants to approve the annual scope and fees for the audit and review services to be performed.

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

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2021, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

Compensation of Executive Officers

Compensation Discussion and Analysis

Our primary goal with respect to our compensation programs has been to attract and retain the most talented and dedicated employees in key positions in order to compete effectively in the market place, successfully execute our growth strategies, and create lasting shareholder value. The Compensation Committee evaluates both individual and Company performance when determining the compensation of our executives. Our executives’ overall compensation is tied to the Company’s financial and operational performance, as measured by revenues and net income, as well as to accomplishing strategic goals such as merger and acquisitions and fund raising. We apply our compensation policies consistently for determining compensation of our Chief Executive Officer as we do with the other executives. The Compensation Committee assesses the performance of our Chief Executive Officer annually and determines the base salary and incentive compensation of our Chief Executive Officer. Our Chief Executive Officer is primarily responsible for the assessment of our other executive officers’ performance.

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2021 and 2020. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

				All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Totals ($)

Neng Chen	2021	—	—	—	—
Chief Executive Officer and Chairman of the Board (1)	2020	—	—	—	—

Xiaojun Zhu, Former Chief Executive Officer and	2021	30,735	—	—	30,735
Chairman of the Board (1)	2010	28,549	—	—	28,549

Wei Shen, Chief Financial Officer	2021	110,647	—	—	110,647
	2010	102,775	—	—	102,775

(1)

Mr. Chen became our Chief executive office on October 29, 2021, therefore no compensation was paid to Mr. Chen for the year ended September 30, 2021 and 2020. Our former chief executive officer, Mr. Xiaojun Zhu was paid in Renminbi. His annual salary was RMB 200,000 for fiscal 2021 and 2020. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB 6.5072 to the U.S. dollar for fiscal 2021 and RMB7.0056 to the U.S. dollar for fiscal 2020.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2020 and 2019.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2021 and 2020 by any executive officer named in the Summary Compensation Table.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Mr. Samuel Shen to serve as Chief Financial Officer of the Company for an indefinite period upon mutual agreement between Mr. Shen and the Company, subject to parties’ right to terminate on reasonable notice. Pursuant to the contract, Mr. Shen receives a monthly salary of RMB 60,000 ($9,221) and a discretional bonus of up to RMB 180,000 ($27,662). Mr. Shen is also entitled to 100,000 shares of restricted common stock of the

Company at the end of the term each year, subject to his continuing employment with the Company and the board’s approval. Mr. Shen did not receive bonus or restricted stock for the years ended September 30, 2021 and 2020. According to the contract, the Company may terminate the contract with Mr. Shen for causes defined in the contract with thirty days’ advance written notice. Under certain circumstances provided in the contract, the Company may elect to pay an additional month’s salary in lieu of providing advance written notice to terminate Mr. Shen. Mr. Shen may terminate the contract with the Company by giving ninety days’ advance written notice to the Company. The contract also contains covenants regarding non-competition and confidentiality.

Outstanding Equity Awards at Fiscal 2021 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2021.

FISCAL 2021 DIRECTOR COMPENSATION

					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Yuankai Wen *	$15,368	—	—	—	—	—	$15,368

John Chen	$36,000	—	—	—	—	—	$36,000

Christy Young Shue **	$24,000	—	—	—	—	—	$24,000

Xinping Li **	$24,000	—	—	—	—	—	$24,000

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represents compensation expense for fiscal year 2021

* Mr. Wen receives annual compensation in the amount of RMB 100,000. The amount set forth in this column is based on an exchange rate of RMB6.5072 to the U.S. dollar.

** Effective November 8, 2021, the Board appointed Dr. Xinping Li as an Independent Director of the Board and as the Chairman of the Nominating Committee and member of the Audit Committee and Compensation Committee of the Board to fill the vacancy created by the resignation of Ms. Christy Young Shue. Dr. Xingping Li’s annual compensation is $24,000.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Dr. Li, and Messrs. Chen and Wen pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $36,000 and RMB 100,000, respectively. In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 13, 2022 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o China HGS Real Estate Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership(1)	Class (2)
5% Holders:
Goldenmountain Solution Inc.	14,900,000	58.2%
Shaanxi Tianhao Construction Engineer Co., Ltd	3,092,114	12.1%
Directors and Officers
Shenghui Luo	840,000	3.3%
Yuankai Wen	—	—
Xinping Li	—	—
John Chen	—	—
Wei (Samuel) Shen	—	—
Neng Chen	—	—
All directors and executive officers as a group (6 persons)	840,000	3.3%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of January 13, 2022 or within 60 days thereafter, including through the exercise of stock options.

(2)

Percentage of beneficial ownership is based upon 25,617,807 shares of common stock outstanding as of January 13, 2022. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of January 13, 2022, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2021

Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon		under equity
	exercise of	Weighted-average	compensation
	outstanding	exercise price of	plans (excluding
	options,	outstanding	securities
	warrants and	options,warrants	reflected in
Plan Category	rights	and rights	column (a))
Equity compensation plans approved by security holders	—	$—	1,000,000

Total	—	$—	1,000,000

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

Director Independence

The Board of Directors has determined that Xinping Li, John Chen, and Yuankai Wen are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Wei, Wei & Co., LLP shall serve as the Company’s independent registered public accounting firm for fiscal 2021 and 2020. Fees (excluding reimbursements for out-of-pocket expenses) paid to our independent registered public accounting firm for services in fiscal 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$265,000	$265,000
Audit-Related Fees	0	—
Tax Fees	0	—
All Other Fees	0	—
Total	$265,000	$265,000

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

“Audit-Related Fees” consisted of assurance and related services by Wei, Wei & Co., LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

“Tax Fees” consisted of professional services rendered by Wei, Wei & Co., LLP for tax compliance and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The above amounts relate to services provided in the indicated fiscal years, irrespective of when they were billed. The Audit Committee considered the compatibility of non-audit services by Wei, Wei & Co., LLP with the maintenance of that firm’s independence and determined, in each case, that at all times, Wei, Wei & Co., LLP remained independent.

The Audit Committee Charter establishes a policy governing our use of Wei, Wei & Co., LLP for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Wei, Wei & Co., LLP in 2021.

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

10.10	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation)(9)
10.11	Independent Director Agreement by and between China HGS Real Estate Inc. and John Chen, dated August 22, 2012(12)
10.12	Independent Director Agreement by and between China HGS Real Estate Inc. and Christy Young Shue, dated August 22, 2012(13)
10.13	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012(14)
10.14	Form of Indemnification Agreement(15)
10.15	Loan Amendment Agreement by and between China HGS Real Estate Inc. and Mr. Xiaojun Zhu, dated July 19, 2013(16)
10.16	Loan Agreement by and between Shaanxi Guangxia Investment Development Group Co., Ltd. and China Construction Bank, dated August 23, 2013(17)
10.17	Loan Agreement between dated December 31, 2013 by and between Shaanxi Guangsha Investment and Development Group Co., Ltd and Mr. Xiaojun Zhu(18)
14	Code of Conduct(10)
21	List of subsidiaries of the Registrant(11)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

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

China HGS Real Estate Inc.

Date: January 13, 2022	By:	/s/ Neng Chen
Neng Chen
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 13, 2022	By:	/s/ Samuel Shen
Samuel Shen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, Chief Executive Officer,	January 13, 2022
and Chairman of the Board
/s/ Neng Chen	of Directors
Neng Chen	(Principal Executive Officer)

/s/ Samuel Shen	Chief Financial Officer	January 13, 2022
Samuel Shen	(Principal Financial and Accounting Officer)

/s/ Shenghui Luo	Director	January 13, 2022
Shenghui Luo

/s/ Xinping Li	Director	January 13, 2022
Xinping Li

/s/ John Chen	Director	January 13, 2022
John Chen

/s/ Yuankai Wen	Director	January 13, 2022
Yuankai Wen