Form 10-Q
period 2021-12-31
CHINA HGS REAL ESTATE INC.
filed 2022-02-22
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,617,807

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
ASSETS	(Unaudited)
Cash	$2,446,011	$170,001
Restricted cash	3,262,677	3,295,188
Contract assets	13,295,920	13,723,793
Real estate property development completed	87,665,296	88,145,841
Other assets	5,587,779	8,358,925
Property, plant and equipment, net	558,064	558,086
Security deposits	1,976,924	1,955,202
Real estate property under development	270,668,466	265,769,721
Due from local governments for real estate property development completed	3,057,400	3,023,806

Total Assets	$388,518,537	$385,000,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$120,965,389	$119,636,222
Accounts payable	13,949,705	18,259,151
Other payables	9,202,246	6,430,992
Construction deposits	3,382,079	3,344,917
Contract liabilities	1,687,087	1,886,075
Customer deposits	21,801,521	19,803,917
Accrued expenses	1,222,021	1,987,567
Taxes payable	23,079,067	22,954,011
Total liabilities	195,289,115	194,302,852

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,617,807 shares issued and outstanding at December 31, 2021 and September 30, 2021	25,617	25,617
Additional paid-in capital	136,535,303	136,535,303
Statutory surplus	11,095,939	11,095,939
Retained earnings	41,056,265	40,691,955
Accumulated other comprehensive income	4,516,298	2,348,897
Total stockholders’ equity	193,229,422	190,697,711

Total Liabilities and Stockholders’ Equity	$388,518,537	$385,000,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2021	2020
Real estate sales	$2,879,215	$2,755,262
Less: Sales tax	(60,221)	(23,538)
Cost of real estate sales	(1,455,556)	(1,853,642)
Gross profit	1,363,438	878,082
Operating expenses
Selling and distribution expenses	219,787	79,345
General and administrative expenses	631,927	305,925
Total operating expenses	851,714	385,270
Operating income	511,724	492,812
Interest income, net	1,461	2,826
Other (expense), net	—	(105,858)
Income before income taxes	513,185	389,780
Provision for income taxes	148,875	98,193
Net income	364,310	291,587
Other Comprehensive income
Foreign currency translation adjustment	2,167,401	6,991,159
Comprehensive income	$2,531,711	$7,282,746
Basic and diluted income per common share
Basic and diluted	$0.01	$0.01
Weighted average common shares outstanding
Basic and diluted	25,617,807	22,525,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
						Other
	Common Stock		Additional	Statutory	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	(loss) income	Total
Balance at September 30, 2020	22,525,693	$22,525	$129,930,330	$10,458,395	$34,070,767	$(7,039,490)	$168,325,821
Net income for the period	—	—	—	—	291,587	—	291,587
Foreign currency translation adjustments	—	—	—	—	—	6,991,159	6,991,159
Balance at December 31, 2020 (Unaudited)	22,525,693	$22,525	$129,930,330	$10,458,395	$35,245,648	$(48,331)	$175,608,567

Balance at September 30,2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Net income for the period	—	—	—	—	364,310	—	364,310
Foreign currency translation adjustments	—	—	—	—	—	2,167,401	2,167,401
Balance at December 31, 2021 (Unaudited)	25,617,807	$25,617	$136,535,303	$11,095,939	$41,056,265	$4,516,298	$193,229,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA HGS REAL ESTATE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$364,310	$291,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,203	12,253
Changes in operating assets and liabilities:
Contract assets	578,638	(529,410)
Real estate property development completed	1,455,556	1,853,642
Real estate property under development	(1,940,302)	(1,297,396)
Other current assets	2,855,590	(631,040)
Accounts payables	(4,499,033)	(111,208)
Other payables	698,061	229,180
Contract liabilities	(219,296)	(5,191)
Customer deposits	1,772,351	1,721,198
Accrued expenses	(647,892)	—
Taxes payables	177,909	(890,500)
Net cash provided by operating activities	602,095	643,115

Cash flow from financing activities:
Proceeds from prepaid subscriptions for sale of units	2,000,000	—
Net cash provided by financing activities	2,000,000	—

Effect of changes of foreign exchange rate on cash and restricted cash	(358,596)	166,542
Net increase in cash and restricted cash	2,243,499	809,657
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$5,708,688	$4,677,193

Supplemental disclosures of cash flow information:
Interest paid	$—	$136,674
Income taxes paid	$—	$63,765

Representing:
Cash, end of period	$2,446,011	$1,253,331
Restricted, end of period	$3,262,677	$3,423,862
Total cash and restricted cash, end of period	$5,708,688	$4,677,193

Cash, beginning of period	$170,001	$457,699
Restricted, beginning of period	3,295,188	3,409,837
Total cash and restricted cash, beginning of period	$3,465,189	$3,867,536

Non-cash activities:
Reclassification of interest payable to construction loan	$—	$1,608,606
Settlement of accounts payable with real estate property*	$569,299	$—
Settlement of account payables and account receivables*	$2,758,731	$—
*

For the three months ended December 31, 2021, the Company settled accounts payable of $569,299  with a vender by disposal of certain real estate property completed in Hanzhong City Mingzhu Garden Phase II.. In addition, the Company settled certain accounts payable by transferring other assets of $2,758,731 with venders for the three months ended December 31, 2021.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on January 13, 2022.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company is experiencing recovery of its real estate business in fiscal 2021 and the following periods. The Company had real estate sales of approximately $2.9 million for the three months ended December 31, 2021, increased from $2.8 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of December 31, 2021, we had large construction loans payable of approximately $121.0 million and accounts payable of approximately $13.9 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company's future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company's ability to continue as a going concern for at least one year from the date of this filing.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2021, our total cash and restricted cash balance was approximately $5.7 million, increased from approximately $3.5 million as of September 30, 2021. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. On January 14, 2022, the Company closed a private placement with net proceeds of approximately $24.3 million. As of December 31, 2021, we had approximately $87.7 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $13.9 million accounts payable as of December 31, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of December 31, 2021, we reported approximately $121.0 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended December 31, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs.Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair value of financial instruments

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.For the three months ended December 31, 2021 and 2020, the Company did not have any construction in progress recognized under the percentage of completion method.

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the three months ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue recognized for completed condominium real estate projects, net of sales taxes	$2,818,994	$2,731,724
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$2,818,994	$2,731,724

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

The Company immediately expenses sales commissions (included under selling expenses) because sales commission is not expected to be recovered.

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

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating VIE is Renminbi (“RMB”), the currency of the PRC. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC Topic 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	For three months ended
	December 31,		September 30,
	2021	2020	2021
	(Unaudited)	(Unaudited)
Period end RMB:USD exchange rate	6.3726	6.5250	6.4434
Period average RMB:USD exchange rate	6.3914	6.6235	6.5072

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2021 and 2020, the Company did not recognized any impairment loss for its real estate properties.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2021 and 2020, the total interest capitalized in the real estate property development was $1,733,224 and $1,769,564, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three months ended December 31, 2021 and 2020.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2021 and September 30, 2021.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2021 and 2020. As of December 31, 2021, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of December 31, 2021 and September 30, 2021, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2022. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

Land appreciation tax (“LAT”)

In accordance with the relevant taxation laws in the PRC, the Company is subject to LAT based on progressive rates on the appreciation of land value, which is calculated as the proceeds of sales of properties less deductible expenditures including borrowing costs and all property development expenditures. LAT is exempted if the appreciation values do not exceed certain thresholds specified in the relevant tax laws.

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

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three months ended December 31, 2021 and 2020 were net income and foreign currency translation adjustments.

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the ASC 260, “Earnings per share”, which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There were no anti-dilutive shares for the three months ended December 31, 2021 and 2020.

Concentration risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company's cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China's new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company's accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $78,000). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that the Chinese banks that hold the Company's cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

For the three months ended December 31, 2021 and 2020, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2021 and September 30, 2021:

	Balance as of
	December 31, 2021	September 30, 2021
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$23,153,993	$23,464,365
Hanzhong City Oriental Pearl Garden	19,494,416	19,435,711
Yang County Yangzhou Pearl Garden Phase II	2,275,390	2,250,388
Yang County Yangzhou Palace	42,741,497	42,995,377
Real estate property development completed	$87,665,296	$88,145,841
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$184,291,015	$180,389,654
Hanzhong City Hanfeng Beiyuan East (b)	878,448	868,796
Hanzhong City Beidajie (b)	78,991,790	78,075,559
Yang County East 2nd Ring Road (c)	6,507,213	6,435,712
Real estate property under development	$270,668,466	$265,769,721
(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of December 31, 2021, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2021, the actual costs incurred by the Company were approximately $184.3 million (September 30, 2021 - $180.4 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of December 31, 2021, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to 2022.
(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31, 2021 and 2020 – 4.75)%. The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2021 and is in process of the government’s review and approval.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. CONSTRUCTION LOANS

	December 31,	September 30,
	2021	2021
	(Unaudited)
Loan A	$102,334,191	$101,209,744
Loan B	18,631,198	18,426,478
Total	$120,965,389	$119,636,222

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $121.6 million (RMB775,000,000) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of December 31, 2021, the Company borrowed $102,334,191 under this credit line (September 30, 2021 - $101,209,744). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $42,741,497 as of December 31, 2021 (September 30, 2021- $42,995,377). For the three months ended December 31, 2021, the interest was $1,593,281 (December 31, 2020 - $1,632,889), which was capitalized into the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.7 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $184,291,015 as collateral for the loan. Total interest of $56,644 for the three months ended December 31, 2021 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (December 31, 2020- $55,321).

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.5 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. Interest charges for the three months ended December 31, 2021 and 2020 were $83,299 and $81,354, respectively, which was included in the construction capitalized costs.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31,	September 30,
	2021	2021
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,344,461	$8,210,839
Oriental Pearl Garden	3,367,316	2,780,917
Liangzhou road and related projects	326,397	617,686
Yangzhou Pearl Garden	836,619	827,426
Yang County East 2nd Ring Road	2,353,828	2,327,964
Yangzhou Palace	5,572,900	5,039,085
Total	$21,801,521	$19,803,917

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 6. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of December 31, 2021, the Company had business VAT tax payable of $5,471,564 (September 30, 2021 - $5,660,149), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of December 31, 2021 and September 30, 2021, the Company’s total income tax payable amounted to $14,446,208 and $14,326,646, respectively, which included the income tax payable balances in the PRC of $10,881,208 and $10,761,646, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2021 and 2020

	For the three months ended
	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Chinese statutory tax rate	25.0%	$25.0%
Other adjustments*	4.0%	0.2%

Effective tax rate	29.0%	$25.2%

*other adjustment mainly represented non-deductible expenses for the three months ended December 31, 2021 and 2020.

Income tax expense for the three months ended December 31, 2021 and 2020 is summarized as follows:

	For the three months ended
	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Current tax provision	$148,875	$98,193
Deferred tax provision	—	—

Income tax provision	$148,875	$98,193

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of December 31, 2021 and September 30, 2021, the Company assessed that the related GILTI tax payable was Nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of December 31, 2021 and September 30, 2021, the Company provided an additional $1.3 million provision due to delinquent U.S. tax return fillings.

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

As at December 31, 2021 and September 30, 2021, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31,2021 and September 30, 2021, respectively.

(D) Taxes payable consisted of the following:

	December 31,	September 30,
	2020	2020
	(Unaudited)	(Unaudited)

CIT	$14,595,522	$14,326,646
Business tax	5,471,564	5,660,149
Other taxes and fees	3,011,981	2,967,216
Tax payable	$23,079,067	$22,954,011

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs related to these matters when they become probable and as a result the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable, and if it is possible to estimate the loss, the Company reviews and evaluates its litigation and regulatory matters on at least a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines a favorable outcome is probable, or that the amount of loss cannot be reasonably estimated, the Company does not accrue costs for a potential litigation loss.

As of December 31, 2021, the Company’s VIE, Guangsha, was subject to several civil disputes with a supplier (the “General Contractor”), a general contractor of the Company’s certain real estate projects. The total claim by the supplier is approximately $9.4 million, for which the Company estimated that it is more than likely to pay approximately $3.4 million which was included in the accounts payable and other payables in the accompanying consolidated balance sheets. The General Contractor and the Company are in the process of negotiating a settlement.  The Company believes it can reach a settlement with a favorable outcome.

In addition, certain subcontractor filed lawsuits against the Genernal Contractor with a total claim approximately of $3.4 million. The Company was added as a joint defendant in the lawsuits. The Company was not involved in the transactions between the General Contractor and the related subcontractor. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action. The Company is unable to estimate a range of loss, if any, were there to be an adverse final decision.

For the three months ended December 31, 2021, the Company paid approximately $648,000 of legal settlement costs previously accrued. On a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding disputes and legal proceedings utilizing the latest information available. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Based on information currently available to the Company, the Company believes that its established accruals are adequate as of December 31, 2021.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2021 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million. As of December 31, 2021 and September 30, 2021, the amount of restricted cash reserved for these guarantees was approximately $3.3 million and the Company believes that such reserves are sufficient.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined that other than the following, there are no subsequent events that require disclosure.

On January 14, 2022, the Company closed a private placement with certain investors. In connection with the private placement, the Company issued an aggregate of 10,247,122 units (the “Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”) and a warrant to purchase three shares of Common Stock (the “Warrant”) with an initial exercise price of $2.375 at a price of $2.375 per Unit, for gross proceeds of approximately $24.3 million.  As of December 31, 2021, the Company

CHINA HGS REAL ESTATE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

received $2 million in advance from certain investors and these prepaid subscriptions were included other payables as of December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of China HGS Real Estate, Inc. for the three months ended December 31, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. These forward-looking statements include, among other things, statements relating to:

●	our ability to sustain our project development
●	our ability to obtain additional land use rights at favorable prices;
●	the market for real estate in Tier 3 and 4 cities and counties;
●	our ability to obtain additional capital in future years to fund our planned expansion; or
●	economic political, regulatory, legal and foreign exchange risks associated with our operations.

Business Overview

We conduct substantially all of our business through Shaanxi Guangsha Investment and Development Group Co., Ltd, in Hanzhong, Shaanxi Province. Since the initiation of our business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

For the three months ended December 31, 2021, our sales and gross profit were $2.9 million and $1.4 million, respectively, representing an approximate 4.5% and 55.3% increase in sales and gross profit as compared to three months ended December 31, 2020, respectively.   The increase in sales and gross profit was mainly the result of more commercial units sold with higher prices during the current quarter.

For the three months ended December 31, 2021, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $513 per square meter, decreased from the ASP of $611 per square meter for the three months ended December 31, 2020, which was mainly due to the fact that we lowered our selling prices on certain commercial units to promote their sales. The ASP of our Hanzhong real estate projects was approximately $1,382 per square meter, significantly increased from the ASP of $564 per square meter for the three months ended December 31, 2020. The increase in ASP in Hanzhong real estate projects was mainly due to the fact that the all the units sold in the Oriental Garden real estate property were commercial units for the three months ended December 31,2021 with higher ASP of approximately $2,953 per square meters.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. For the three months ended December 31, 2021, the COVID-19 pandemic did not have a material net impact on the Company’s financial position and operating results. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three months ended December 31, 2021 and 2020, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$2,818,994	$2,731,724
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$2,818,994	$2,731,724

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

The Company immediately expenses sales commissions (included under selling expenses) because sales commission is not expected to be recovered.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2021 and 2020, the Company did not recognize any impairment loss for its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2021 compared to Three Months Ended December 31, 2020

Revenues

The following is a breakdown of revenue:

	For the three months ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$2,818,994	$2,731,724
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$2,818,994	$2,731,724

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2021		2020		Variance
	Revenue	%	Revenue	%	Amount	%
	(Unaudited)		(Unaudited)

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$815,863	28.3%	$119,625	4.3%	$696,238	(582.0)%
Oriental Pearl Garden	770,452	26.8%	—	—	770,452	100%
Yangzhou Palace	1,292,900	44.9%	2,635,637	95.7%	(1,342,737)	(50.9)%

Gross Real Estate Sales	2,879,215	100%	2,755,262	100%	123,953	4.5%
Less: Sales Tax	(60,221)		(23,538)		36,683	155.8%
Revenue, net of sales tax	$2,818,994		$2,731,724		$87,270	3.2%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax increased by approximately $0.1 million to approximately $2.9 million for the three months ended December 31, 2021 from approximately $2.8 million in the same period of last year. The total GFA sold during three months ended December 31, 2021 was 3,670 square meters, decreased from the 4,525 square meters completed and sold during the same period of last year. However, since we sold more commercial units in this quarter with higher ASP, our total revenue before sales tax increased 4.5% from the same period of last year. The sales tax for the three months ended December 31, 2021 was approximately $0.06 million, increased from three months ended December 31, 2020 due to more surtax charged for the completed real estate properties during the three months ended December 31, 2021.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2021		2020		Variance
	Cost	%	Cost	%	Amount	%
	(Unaudited)		(Unaudited)

Land use rights	$138,278	9.5%	$166,828	9.0%	$(28,550)	(17.1)%
Construction cost	1,317,278	90.5%	1,686,814	91.0%	(369,536)	(21.9)%
Total cost	$1,455,556	100.0%	$1,853,642	100.0%	$(398,086)	(21.5)%

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

Cost of sales was approximately $1.5 million for the three months ended December 31, 2021 compared to $1.9 million for the same period of last year. The decrease in cost of sales was mainly attributable to less GFA sold during the three months ended December 31, 2021.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31,2021 and 2020 were approximately$0.1 and $0.2 million, respectively.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2021 were approximately $1.3 million as compared to approximately $1.7 million for the three months ended December 31, 2020, representing a decrease of approximately $0.4 million. The decrease in construction cost was due to less units sold during the quarter ended December 31, 2021.

Gross Profit

Gross profit was approximately $1.4 million for the three months ended December 31, 2021 as compared to approximately $0.9 million for the three months ended December 31, 2020, representing an increase of $0.5 million, which was mainly attributable to more commercial units sold in the three months ended December 31, 2021 with higher ASP.  For the three months ended December 31, 2021, the ASP of our Hanzhong real estate projects was approximately $1,382 per square meter, significantly increased from the ASP of $564 per square meter for the three months ended December 31, 2020. The increase in ASP in Hanzhong real estate projects was mainly due to the fact that the all the units sold in the Oriental Garden real estate property were commercial units for the three months ended December 31,2021 with higher ASP of approximately $2,953 per square meters.  As a result, our gross margin increased to 47.4% in the first quarter of fiscal 2021 from31.9% in the first quarter of fiscal 2020.

	For three months ended December 31,
	2021		2020
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)		(Unaudited)

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$246,481	30.2%	$26,337	22.0%
Oriental Garden	613,688	79.7%	—	—%
Yangzhou Pearl Garden Phase I and II	—	—	—	—%
Yangzhou Palace	563,490	43.6%	875,283	33.2%
Sales Tax	(60,221)		(23,538)
Total Gross Profit	$1,363,438	47.4%	$878,082	31.9%
Total Real Estate Sales before Sales Tax	$2,879,215		$2,755,262

Operating Expenses

Total operating expenses increased by 121.1% to approximately $0.9 million for the three months ended December 31, 2021 from $0.4 million for the three months ended December 31, 2020, primarily as a result of an increase of $0.1 million in selling expense related to more promotional activities during the first quarter of fiscal 2021 and an increase of $0.3 million in general administrative expenses. Our general and administrative expense was approximately $0.6 million for the three months ended December 31, 2021, increased by $0.3 million from the three months ended December 31, 2020 due to more professional and consulting fees incurred. Our total operating expenses accounted for 29.6% and 14.0% of our real estate sales before sales taxes for the three months ended December 31, 2021 and 2020, respectively.

	For three months ended
	December 31,
	2021	2020
	(Unaudited)	(Unaudited)

Selling expenses	$219,787	$79,345
General and administrative expenses	631,927	305,925
Total operating expenses	$851,714	$385,270
Percentage of Real Estate Sales before Sales Tax	29.6%	14.0%

Income Taxes

PRC Taxes

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the three months ended December 31, 2021 and 2020, the Company’s effective income tax rate was 29.0 and 25.2%. The increase in the effective income tax rate for the three months ended December 31, 2021 was due to nondeductible expenses including professional fees, and penalties and interest expense related to our U.S. delinquent tax filings.

Net Income

We reported net income of approximately $0.4 million for the three months ended December 31, 2021, as compared to net income of approximately $0.3 for the three months ended December 31, 2020. The increase in net income was primarily due to higher revenue, offset by more operating expenses for the three months ended December 31, 2021 as discussed above.

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

Translation adjustments resulting from this process amounted to $2.2 million and $7.0 million for the three months ended December 31, 2021 and 2020, respectively. The balance sheet amounts with the exception of equity at December 31, 2021 were translated at 6.3726 RMB to 1.00 USD as compared to 6.4434 RMB to 1.00 USD at September 30, 2021. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2021 and 2020 were 6.3914 RMB and 6.6235 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company experienced recovery of its real estate business in fiscal 2021 and the following period.  The Company had real estate sales of approximately $2.9 million for the three months ended December 31, 2021, increased from $2.8 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of December 31, 2021, we had large construction loans payable of approximately $121.0 million and accounts payable of approximately $13.9 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2021, our total cash and restricted cash balance was approximately $5.7 million, increased from approximately $3.5 million as of September 30, 2021. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash.  On January 14, 2022, the Company closed a private placement with net proceeds of approximately $ $24.3 million of which $2.0 million was received as of December 31, 2021. As of December 31, 2021, we had approximately $87.7 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $13.9 million of accounts payable as of December 31, 2021, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which is supported by the local government. As of December 31, 2021, we reported approximately $121.0 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended December 31, 2021, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were in the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended
	December 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$602,095	$643,115
Net cash provided by financing activities	2,000,000	—
Effect of change of foreign exchange rate on cash and restricted cash	(358,596)	166,542
Net increase in cash and restricted cash	2,243,499	806,657
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$5,708,688	$4,677,193

Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2021 was approximately $0.6 million, consisting of net income of approximately $0.4 million and net changes in our operating assets and liabilities, which mainly included a decrease of other assets of approximately $2.9 million due to the reduction of receivables from housing buyers, a decrease in real estate property completed of approximately $1.5 million due to sales of our Yangzhou Palace and other projects and an increase in customer deposits received of $1.8 million, offset by payments of other payables of approximately of $4.5 million and additional spending in real estate under development of $1.9 million.

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

Financing Activities

Net cash flows provided by financing activities was approximately $2.0 million for three months ended December 31, 2021, which was advance proceeds from investors for the private placement sale of Units, which was completed on January 14, 2022.

There was no net cash provided by or (used in) financing activities during the three months ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2021 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million. As of December 31, 2021 and September 30, 2021, the amount of restricted cash reserved for these guarantees was approximately $3.3 million and the Company believes that such reserves are sufficient.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

●	Provide more U.S. GAAP knowledge and SEC reporting requirements training for the accounting department and establish formal policies and procedures.

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

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

China HGS Real Estate, Inc.

February 22, 2022	By:	/s/ Neng Chen
Neng Chen
Chief Executive Officer