Form 10-Q
period 2022-03-31
Green Giant Inc.
filed 2022-05-16
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

Commission File Number: 001-34864

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

(Exact Name of Registrant as Specified in Its Charter)

Florida	33-0961490
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

6 Xinghan Road, 19th Floor, Hanzhong City

Shaanxi Province, PRC 723000

(Address of Principal Executive Offices, Zip Code)

+(86) 091 - 62622612

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GGE	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	40,464,929

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS	(Unaudited)
Cash	$10,310,540	$170,001
Restricted cash	3,280,647	3,295,188
Contract assets	13,828,715	13,723,793
Prepayment for energy equipment	18,300,000	—
Real estate property development completed	85,808,677	88,145,841
Other assets	4,327,607	8,358,925
Property, plant and equipment, net	554,742	558,086
Security deposits	1,987,309	1,955,202
Real estate property under development	278,285,593	265,769,721
Due from local governments for real estate property development completed	3,073,461	3,023,806

Total Assets	$419,757,291	$385,000,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$121,600,813	$119,636,222
Accounts payable	12,633,347	18,259,151
Other payables	8,803,796	6,430,992
Construction deposits	3,399,845	3,344,917
Contract liabilities	1,743,802	1,886,075
Customer deposits	23,067,842	19,803,917
Accrued expenses	1,296,603	1,987,567
Taxes payable	23,274,062	22,954,011
Total liabilities	195,820,110	194,302,852

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 40,464,929 and 25,617,807 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	40,464	25,617
Additional paid-in capital	165,457,371	136,535,303
Statutory surplus	11,095,939	11,095,939
Retained earnings	41,789,050	40,691,955
Accumulated other comprehensive income	5,554,357	2,348,897
Total stockholders’ equity	223,937,181	190,697,711

Total Liabilities and Stockholders’ Equity	$419,757,291	$385,000,563

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Real estate sales, net of sales tax	4,302,992	18,162,946	7,121,986	20,894,670
Cost of real estate sales	(2,305,103)	(14,474,264)	(3,760,659)	(16,327,906)
Gross profit	1,997,889	3,688,682	3,361,327	4,566,764
Operating expenses:
Selling and distribution expenses	29,871	16,821	249,658	96,166
General and administrative expenses	650,426	543,334	1,282,353	849,259
Total operating expenses	680,297	560,155	1,532,011	945,425
Operating income	1,317,592	3,128,527	1,829,316	3,621,339
Interest income, net	744	712	2,205	3,537
Other (expense)	(251,201)	(166,571)	(251,201)	(272,428)
Income before income taxes	1,067,135	2,962,668	1,580,320	3,352,448
Provision for income taxes	334,350	741,431	483,225	839,624
Net income	732,785	2,221,237	1,097,095	2,512,824
Other comprehensive income (loss)
Foreign currency translation adjustment	1,038,059	(737,431)	3,205,460	6,253,728
Comprehensive income	$1,770,844	$1,483,806	$4,302,555	$8,766,552
Basic and diluted income per common share:
Basic	$0.02	$0.10	$0.04	$0.11
Diluted	$0.01	$0.10	$0.02	$0.11
Weighted average common shares outstanding:
Basic	35,143,439	22,525,000	30,301,681	22,525,000
Diluted	56,524,453	22,525,000	50,321,940	22,525,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
						Other
	Common Stock		Additional	Statutory	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2020	22,525,000	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income for the period	—	—	—	—	291,587	—	291,587
Foreign currency translation adjustments	—	—	—	—	—	6,991,159	6,991,159
Balance at December 31, 2020 - unaudited	22,525,000	22,525	129,930,330	10,458,395	35,245,648	(48,331)	175,608,567
Net income for the period	—	—	—	—	2,221,237	—	2,221,237
Foreign currency translation adjustments	—	—	—	—	—	(737,431)	(737,431)
Balance at March 31, 2021 - unaudited	22,525,000	$22,525	$129,930,330	$10,458,395	$37,466,885	$(785,762)	$177,092,373

Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Net income for the period	—	—	—	—	364,310	—	364,310
Foreign currency translation adjustments	—	—	—	—	—	2,167,401	2,167,401
Balance at March 31, 2022 - unaudited	25,617,807	25,617	136,535,303	11,095,939	41,056,265	4,516,298	193,229,422
Private placements	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income for the period	—	—	—	—	732,785	—	732,785
Foreign currency translation adjustments	—	—	—	—	—	1,038,059	1,038,059
Balance at March 31, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$41,789,050	$5,554,357	$223,937,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$1,097,095	$2,512,824
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,450	24,772
Changes in operating assets and liabilities:
Contract assets	119,872	(422,948)
Real estate property development completed	3,766,754	4,747,385
Real estate property under development	(8,113,047)	(13,010,220)
Other current assets	4,309,818	(1,281,964)
Accounts payables	(5,897,638)	5,515,797
Other payables	2,271,946	395,088
Contract liabilities	(172,426)	(28,762)
Customer deposits	2,924,829	1,387,999
Accrued expenses	(581,968)	—
Taxes payables	269,649	109,454
Net cash provided by (used in) operating activities	7,334	(50,575)

Cash flow from investing activities
Prepayment for energy equipment	(18,461,700)	—
Net cash used in investing activities	(18,461,700)	—

Cash flow from financing activities
Proceeds from private placements	28,936,915	—
Net cash provided by financing activities	28,936,915	—

Effect of changes of foreign exchange rate on cash and restricted cash	(356,551)	36,349
Net increase (decrease) in cash and restricted cash	10,125,998	(14,226)
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$13,591,187	$3,853,310
Supplemental disclosures of cash flow information:
Interest paid	$—	$1,847,904
Income taxes paid	$—	$135,462

Reconciliation of net cash:
Cash, end of period	$10,310,540	$555,576
Restricted, end of period	$3,280,647	$3,297,734
Total cash and restricted cash, end of period	$13,591,187	$3,853,310

Cash, beginning of period	$170,001	$457,699
Restricted, beginning of period	$3,295,188	$3,409,837
Total cash and restricted cash, beginning of period	$3,465,189	$3,867,536

Non-cash financing activities:
Reclassification of interest payable to other liabilities	$3,444,532	$1,626,210
Settlement of accounts payable with real estate property*	$569,299	$—
Settlement of accounts payable and accounts receivable*	$2,758,731	$—
Real estate sales for settlement in real estate property under development	$—	$(14,432,275)
*

For the six months ended March 31, 2022, the Company settled accounts payable of $569,299 with a vender by disposal of certain real estate property completed in Hanzhong City Mingzhu Garden Phase II.. In addition, the Company settled certain accounts payable with other assets of $2,758,731 to venders for the six months ended March 31, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Green Giant Inc. formerly China HGS Real Estate Inc. (“GG” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking spaces and commercial properties in Tier 3 and Tier 4 cities and counties in China. On March 23, 2022, the Company completed the change of its name from China HGS Real Estate Inc. to Green Giant Inc., effective immediately (the “Name Change”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on January 13, 2022.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $7.2 million for the six months ended March 31, 2022, decreased from $21.0 million in the same period of last year. Due to the negative impact from the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of March 31, 2022, we had large construction loans payable of approximately $121.6 million and accounts payable of approximately $12.6 million to be paid to subcontractors. Resurgence of COVID-19 and followed lock-down policies in some cities of PRC might cut the Company’s demand and revenue depending on length of lock-down. Starting  on March 27, 2022, Shanghai city implements the lockdown policy, which did not have significant negative impact on the Company’s operation because the Company has no operation in Shanghai. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2022, our total cash and restricted cash balance was approximately $13.6 million, increased from approximately $3.5 million as of September 30, 2021. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 14, 2022, the Company closed a private placement with net proceeds of approximately $24.3 million. On March 16, 2022, the Company completed another private placement with gross proceeds of $4.6 million. As of March 31, 2022, we had approximately $85.8 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $12.6 million accounts payable as of March 31, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2022, we reported approximately $121.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended March 31, 2022, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company, China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries and VIE have been eliminated upon consolidation.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and six months ended March 31, 2022 and 2021, the Company did not have any construction in progress recognized under the percentage of completion method.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the three months ended March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales tax	$4,302,992	$18,162,946
Revenue recognized for condominium real estate projects under development, net of sales taxs	—	—
Total revenue, net of sales tax	$4,302,992	$18,162,946

	For the six months ended March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales tax	$7,121,986	$20,894,670
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$7,121,986	$20,894,670

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

The Company immediately expenses sales commissions (included under selling expenses) because sales commission are not expected to be recovered.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

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

	For three months ended		For six months ended
	March 31,		March 31,		September 30,
	2022	2021	2022	2021	2021
Period end RMB: USD exchange rate	6.3393	6.5518	6.3393	6.5518	6.4434
Period average RMB: USD exchange rate	6.3478	6.4817	6.3694	6.5526	6.5072

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate properties under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2022, the total interest capitalized for real estate property development was $1,711,308 and $3,444,532, respectively. For the three and six months ended March 31, 2021, the total interest capitalized in the real estate property development was $1,705,550 and $3,474,114, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three and six months ended March 31, 2022 and 2021.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2022 and September 30, 2021.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2022 and 2021. As of March 31, 2022, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

The parent Company, Green Giant’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of March 31, 2022 and September 30, 2021, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2022. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

The whole project must be completed before the LAT obligation can be assessed. Accordingly, the Company records the liability and the total related expense at the completion of a project unless the tax authorities impose an assessment at an earlier date. The methods to implement this tax law vary among different geographic areas. Hanzhong, where the projects Mingzhu Garden, Nan Dajie and Central Plaza are located, implements this tax rule by requiring real estate companies prepay the LAT based upon customer deposits received. The tax rate in Hanzhong is 1%. Yang County, where the Yangzhou Pearl Garden and Yangzhou Palace projects are located, has a tax rate of 0.5%.

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three and six months ended March 31, 2022 and 2021 were net income and foreign currency translation adjustments.

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

At March 31, 2022, there were outstanding warrants to purchase approximately 30,741,366 shares of the Company’s common stock (September 30, 2021-Nil), which resulted in 21,381,014 and 20,020,258 dilutive shares for the three and six months ended March 31, 2022, respectively. There were no dilutive shares for the three and six months ended March 31, 2021.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currencies placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $78,000). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that the Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

For the three and six months ended March 31, 2022 and 2021, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

NOTE 3. PREPAYMENT FOR ENERGY EQUIPMENT

In January 2022, the Company signed two energy equipment procurement framework agreements for two customized electronic generating systems from two 3rd party venders for the purpose of developing the Company’s power station management business with the estimated total consideration of approxiamtley $492 million. The Company made prepayments totaling $18.3 million as of March 31, 2022. The customized electornic systems are expect to be delivered in several phases with the first phase expected to be delivered during the period from December 2022 to March 2023.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2022 and September 30, 2021:

	Balance as of
	March 31, 2022	September 30, 2021
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$23,227,550	$23,464,365
Hanzhong City Oriental Pearl Garden	19,596,819	19,435,711
Yang County Yangzhou Pearl Garden Phase II	2,280,878	2,250,388
Yang County Yangzhou Palace	40,703,430	42,995,377
Real estate property development completed	$85,808,677	$88,145,841
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$191,454,406	$180,389,654
Hanzhong City Hanfeng Beiyuan East (b)	883,063	868,796
Hanzhong City Beidajie (b)	79,406,729	78,075,559
Yang County East 2nd Ring Road (c)	6,541,395	6,435,712
Real estate property under development	$278,285,593	$265,769,721
(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of March 31, 2022, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2022, the actual costs incurred by the Company were approximately $191.5 million (September 30, 2021 - $180.4 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of March 31, 2022, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to December 2022.
(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (March 31, 2022 and 2021 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of March 31, 2022 and is in process of the government’s review and approval.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CONSTRUCTION LOANS

	March 31,	September 30,
	2022	2021
	(Unaudited)
Loan A	$102,871,747	$101,209,744
Loan B	18,729,066	18,426,478
Total	$121,600,813	$119,636,222
(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $121.6 million (RMB775,000,000) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of March 31, 2022, the Company borrowed approximately $102.9 million under this credit line (September 30, 2021 - $101.2 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $40,703,430 as of March 31, 2022 (September 30, 2021- $42,995,377). For the three and six months ended March 31, 2022, the interest was $1,571,441 and $3,164,722 (March 31, 2021 - $1,570,490 and $3,203,279), respectively, which was capitalized into the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.7 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of approximately $191.5 million as collateral for the loan. Total interest of $56,612 and $113,256 for the three and six months ended March 31, 2022 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (March 31, 2021- $54,262 and $109,583), respectively.

(C)	Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.5 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. Interest charges For the three and six months ended March 31, 2022 were $$83,255 and $166,554 (March 31, 2021- $79,798 and $161,152), which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31,	September 30,
	2022	2021
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$9,338,572	$8,210,839
Oriental Pearl Garden	3,388,085	2,780,917
Liangzhou road and related projects	312,337	617,686
Yangzhou Pearl Garden	820,507	827,426
Yang County East 2nd Ring Road	2,366,192	2,327,964
Yangzhou Palace	6,842,149	5,039,085
Total	$23,067,842	$19,803,917

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of March 31, 2022, the Company had business VAT tax payable of $5,237,337 (September 30, 2021 - $5,660,149), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of March 31, 2022 and September 30, 2021, the Company’s total income tax payable amounted to $14,988,886 and $14,326,646, respectively, which included the income tax payable balances in the PRC of $11,423,886 and $10,761,646, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2022 and 2021

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%
Valuation allowance change and other adjustments*	6.3%	—%	5.6%	—%

Effective tax rate	31.3%	25.0%	$30.6%	25.0%

*other adjustment mainly represented non-deductible expenses for the three and six months ended March 31, 2022 and 2021.

Income tax expense for the three and six months ended March 31, 2021 and 2020 is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Current tax provision	$334,350	$741,431	$483,225	$839,624
Deferred tax provision	—	—	—	—
Income tax provision	$334,350	$741,431	$483,225	$839,624

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of March 31, 2022 and September 30, 2021, the Company assessed that the related GILTI tax payable was Nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of March 31, 2022 and September 30, 2021, the Company provided $1.3 million provision due to delinquent U.S. tax return fillings.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

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

As at March 31, 2022 and September 30, 2021, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31,2021 and September 30, 2021, respectively.

(D) Taxes payable consisted of the following:

	March 31,	September 30,
	2022	2021
	(Unaudited)
CIT	$14,988,886	$14,326,646
Business tax	5,237,337	5,660,149
Other taxes and fees	3,047,839	2,967,216
Tax payable	$23,274,062	$22,954,011

NOTE 8. COMMON STOCK

On January 14, 2022, the Company closed a private placement with certain investors. In connection with the private placement, the Company issued an aggregate of 10,247,122 units (the “Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”) and a warrant to purchase three shares of Common Stock with an initial exercise price of $2.375 at a price of $2.375 per Unit, for gross proceeds of approximately $24.3 million. The warrants expire five and a half years from its date of issuance. The warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

On March 16, 2022, the Company entered into a certain securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 4,600,000 shares (the “Shares”) of common stock, par value $0.001 per share, for an aggregate purchase price of approximately $4.6 million (the “Offering”). On March 30, 2022, the transaction contemplated by the SPA closed.

In connection with the private palcment of 10,247,122 units that closed on January 14, 2022, the Company issued warrants to purchase 30,741,366 shares of common stock at $2.375 per share. These warrants are not exercisable until six months from the date of issuance and required the reservation of common shares for their issuance. With the sales these units and other sales of common stock, the Company does not have the necessary authorized shares should these warrants be converted and was not able to reserve the common stock underlying these warrants. The Companby is planning to increase their authorized shares prior to the warrants becoming exercisable. If the Company has not increased the authorized shares sufficiently, these warrants will be reflected at their fair value as a liability which could be material.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2022, the Company’s VIE, Guangsha, was subject to several civil disputes with a supplier (the “General Contractor”), a general contractor of the Company’s certain real estate projects. The total claim by the supplier is approximately $9.4 million, for which the Company estimated that it is more than likely to pay approximately $3.4 million which was included in the accounts payable and other payables in the accompanying consolidated balance sheets. The General Contractor and the Company are in the process of negotiating a settlement. The Company believes it can reach a settlement with a favorable outcome.

In addition, a certain subcontractor filed a lawsuit against the general contractor with a total claim approximately of $3.4 million. The Company was added as a joint defendant in the lawsuits. The Company was not involved in the transactions between the General Contractor and the related subcontractor. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action. The Company is unable to estimate a range of loss, if any, were there to be an adverse final decision.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain as restricted cash, at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of March 31, 2022 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million. As of March 31, 2022 and September 30, 2021, the amount of restricted cash reserved for these guarantees was approximately $3.3 million and the Company believes that such reserves are sufficient.

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

For the six months ended March 31, 2022, our sales and gross profit were $7.1 million and $3.4 million, respectively, representing an approximate 65.9% and 26.4% decrease in sales and gross profit as compared to six months ended March 31, 2021, respectively. The decrease in sales and gross profit was mainly the result of less gross floor area (“GFA ”) sold during the first half of fiscal 2022.

For the six months ended March 31, 2022, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $518 per square meter, decreased from the ASP of $671 per square meter for the six months ended March 31, 2021, which was mainly due to the fact that we lowered our selling prices on certain commercial units to promote their sales. The ASP of our Hanzhong real estate projects was approximately $1,397 per square meter, significantly increased from the ASP of $618 per square meter for the six months ended March 31, 2021. The increase in ASP in Hanzhong real estate projects was mainly due to the fact that most of the units sold in the first half of fiscal 2022 were commercial units with higher ASP ranging from $919 to $2,953 per square meter during the first half of fiscal 2022.

Market Outlook

The Chinese government is expected to continue implementing measures to cool down the real estate market. These measures may include restrictions on home purchase, increase the down-payment requirement against speculative buying, encourage the development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increase the real estate property tax to discourage speculation, and control of the land supply and slowdown the construction land auction process. The pressure on home sales and prices will be especially obvious in third and fourth-tier cities, while the property market in the first and second-tier cities is expected to be resilient.

The Company intends to remain focused on our existing construction projects in Hanzhong City and Yang County, deepening our institutional sales network, enhancing our cost and operational synergies and improving cash flows and strengthening our balance sheet.

The Company started the construction of the Liangzhou Road related projects after the approval by the local government of the road. These projects comprise residential units for end-users and upgraders, shopping malls as well as serviced apartments and offices to satisfy different market demands.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. The Company had real estate sales of approximately $7.2 million for the six months ended March 31, 2022, decreased from $21.0 million in the same period of last year. Resurgence of COVID-19 and followed lock-down policies in some cities of PRC might cut the Company’s demand and revenue depending on length of lock-down. Starting  on March 27, 2022, Shanghai city implements the lockdown policy, which did not have significant negative impact on the Company’s operation because the Company has no operation in Shanghai. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and six months ended March 31, 2022 and 2021, the Company did not have any construction in progress recognized under the percentage of completion method.

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the three months ended March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales tax	$4,302,992	$18,162,946
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$4,302,992	$18,162,946

	For the six months ended March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales tax	$7,121,986	$20,894,670
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$7,121,986	$20,894,670

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

The Company immediately expenses sales commissions (included under selling expenses) because sales commission are not expected to be recovered.

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

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

Revenues

The following is a breakdown of revenue:

	For the three months ended March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales tax	$4,302,992	$18,162,946
Revenue recognized for condominium real estate projects under development, net of sales taxs	—	—
Total revenue, net of sales tax	$4,302,992	$18,162,946

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$234,379	5.4%	$68,457	0.4%	$165,922	242.4%
Nanyuan II Project	—	—	14,341,394	79.0%	(14,341,394)	(100)%
Yangzhou Palace	4,061,103	94.4%	3,711,248	20.4%	349,855	9.4%
Yangzhou Pearl Garden Phase I and II	7,510	0.2%	41,847	0.2%	(34,337)	(82.1)%
Revenue, net of sales tax	$4,302,992	100%	$18,162,946	100%	$(13,859,954)	(76.3)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues decreased by 76.3% to approximately $4.3 million for the three months ended March 31, 2022 from approximately $18.2 million, because we acquired Nanyuan II project under development from our affiliated entity in January 2021 and sold certain completed residential units to the local government for residence reallocation purposes with total revenue of approximately $14.3 million for the three months ended March 31, 2021. The total GFA sold for the remaining real estate projects during the three months ended March 31, 2022 and 2021 was 8,113 square meters and 5,368 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2022		2021		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$218,985	9.5%	$1,302,684	9%	$(1,083,699)	(83.2)%
Construction cost	2,086,118	90.5%	13,171,580	91%	(11,085,462)	(84.2)%
Total cost	$2,305,103	100%	$14,474,264	100%	$(12,169,161)	(84.1)%

Our cost of sales consists primarily of costs associated with land use rights and construction costs, including capitalized interest. Cost of sales are capitalized and allocated to development projects using a specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project or phase of the project times the total cost of the project or phase of the project.

Cost of sales was approximately $2.3 million for the three months ended March 31, 2022 compared to $14.5 million for the same period of last year. The $12.2 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended March 31, 2022 which led to increased cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2022 were approximately $0.2 million, as compared to approximately $1.3 million for the three months ended March 31, 2021, representing a decrease of approximately $1.1 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter significantly decreased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2022 were approximately $2.1 million as compared to approximately $13.2 million for the same period of last year, representing a decrease of approximately $11.1 million. The decrease in construction cost was due to less real estate projects sold during the quarter ended March 31, 2022.

Gross Profit

Gross profit was approximately $2.0 million for the three months ended March 31, 2022 as compared to approximately $3.7 million for the three months ended March 31, 2021, representing a decrease of $1.7 million, which was mainly attributable to $2.8 million gross profit from the sale of Nanyuan II project to the local government for residence reallocation purposes for the three months ended March 31, 2021. On the other side, most of real estate property units we sold in Hanzhong city were commercial units during the second quarter of Fiscal 2022. As a result, our gross margin increased to 46.4% in the second quarter of fiscal 2022 from 20.3% in the second quarter of fiscal 2021.

	For Three Months Ended March 31,
	2022		2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$184,028	78.5%	$20,328	29.7%
Nanyuan II project	—	—	2,760,720	19.3%
Yangzhou Pearl Garden Phase I and II	1,076	14.3%	5,433	13.0%
Yangzhou Palace	1,812,785	44.6%	902,201	24.3%
Total gross profit	$1,997,889	46.4%	$3,688,682	20.3%
Revenue, net of sales tax	$4,302,992		$18,278,112

Operating Expenses

Total operating expenses increased by 21.4% to approximately $0.7 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021, primarily due more general and administrative expense incurred for the three months ended March 31, 2021. Our general and administrative expense was approximately $0.7 million for the three months ended March 31, 2022, increased by $0.1 million from the three months ended March 31, 2021 due to more professional and consulting fee expenses incurred. Our total operating expenses accounted for 15.8% and 3.1% of our real estate sales for the three months ended March 31, 2022 and 2021, respectively.

	For Three Months Ended
	March 31,
	2022	2021
Selling expenses	$29,871	$16,821
General and administrative expenses	650,426	543,334
Total operating expenses	$680,297	$560,155
Percentage of revenue, net of sales tax	15.8%	3.1%

Income Taxes

PRC Taxes

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate was 31.3% and 25.0%. The increase in the effective income tax rate for the three months ended March 31, 2022 was due to nondeductible expenses including professional fees, and penalties and interest expense related to our U.S. delinquent tax filings.

Net income

We reported net income of approximately $0.7 million for the three months ended March 31, 2022, as compared to net income of approximately $2.2 for the three months ended March 31, 2021. The decrease of approximately $1.5 million in our net income was primarily due to less revenue for the three months ended March 31, 2021 as discussed above under Revenues and Gross Profit.

Six Months Ended March 31, 2022 compared to Six Months Ended March 31, 2021

Revenues

The following is a breakdown of revenue:

	For the six months ended
	March 31,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales taxes	$7,121,986	$20,894,670
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$7,121,986	$20,894,670

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$1,030,571	14.5%	$187,085	0.9%	$843,486	450.9%
Nanyuan II Project	—	—	14,341,394	68.6%	(14,341,394)	(100)%
Yangzhou Pearl Garden Phase I and Phase II	7,510	0.1%	41,847	0.2%	(34,337)	(82.1)%
Oriental Garden	756,943	10.6%	—	—	756,943	100%
Yangzhou Palace	5,326,962	74.8%	6,324,344	30.3%	(997,382)	(15.8)%
Revenue, net of sales tax	$7,121,986	100%	$20,894,670	100%	$(13,772,684)	(65.9)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to the same period of last year, revenues decreased by 65.9% to approximately $7.1 million for the six months ended March 31, 2022 from approximately $20.9 million in the same period of last year, because we acquired Nanyuan II project under development from our affiliated entity in January 2021 and sold the residential units to the local government for residence reallocation purposes with total revenue of approximately $14.3 million in the first half of fiscal 2021. The total GFA sold for the remaining real estate projects during the six months ended March 31, 2022 and 2021 was 11,783 and 9,893 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2022		2021		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$357,263	9.5%	$1,551,151	9.5%	$(1,193,888)	(77.0)%
Construction cost	3,403,396	90.5%	14,776,755	90.5%	(11,373,359)	(77.0)%
Total cost	$3,760,659	100%	$16,327,906	100%	$(12,567,247)	(77.0)%

Our cost of sales consists primarily of costs associated with land use rights and construction costs, including capitalized interest. Cost of sales are capitalized and allocated to development projects using a specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area of the project or phase of the project times the total cost of the project or phase of the project.

Cost of sales was approximately $3.8 million for the six months ended March 31, 2022 compared to $16.3 million for the same period of last year. The $12.6 million decrease in cost of sales was mainly attributable to less GFA sold during the six months ended March 31, 2022 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2022 were approximately $0.4 million, as compared to approximately $1.6 million for the six months ended March 31, 2021, representing a decrease of approximately $1.2 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in the first six months 2022 was significantly lower from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2022 were approximately $3.4 million as compared to approximately $14.8 million for the same period of last year, representing a decrease of approximately $11.4 million. The decrease in construction cost was due to less real estate property units sold during the first half of fiscal 2022.

Gross Profit

Gross profit was approximately $3.4 million for the six months ended March 31, 2022 as compared to approximately $4.6 million for the six months ended March 31, 2021, representing a decrease of $1.2 million, which was mainly attributable to more GFA sold during the first half of fiscal 2021. On the other side, since most of real estate property units sold in Hanzhong city during the first half of fiscal 2022 were commercial units with higher gross margins, our gross margin increased to 46.4%, compared to 21.7% in the same period of fiscal 2021. For the six months ended March 31, 2021, the ASP for our real estate projects (excluding sales of parking spaces) located in Hanzhong city was approximately $919 to $1,397 per square meter for our commercial units, significantly increased from the ASP of $618 per square meter for the six months ended March 31, 2021.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2022		2021
		Percentage	Gross	Percentage
	Gross Profit	of Revenue	Profit	of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$411,380	39.9%	$45,668	24.4%
Oriental Garden	599,637	79.2%	—	—
Nanyuan II project	—	—	2,760,720	19.3%
Yangzhou Pearl Garden	1,076	14.3%	5,433	13.0%
Yangzhou Palace	2,349,234	44.1%	1,754,943	27.7%
Total gross profit	$3,361,327	47.2%	$4,566,764	21.9%
Revenue, net of sales tax	$7,121,986	—	$20,894,670	—

Operating Expenses

Total operating expenses were approximately $1.5 million and $0.9 million for the six months ended March 31, 2022 and 2021, respectively. The significant increase in selling expenses of $0.2 million for six months ended March 31, 2022 was primarily attributed to more promotion activities. The 51.0% increase in general administration expense for the six months ended March 31, 2022 was primarily attributed to more office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 21.5% and 4.5% of our real estate sales for the six months ended March 31, 2022 and 2021, respectively.

	For Six Months Ended
	March 31,
	2022	2021
Selling expenses	$249,658	$96,166
General and administrative expenses	1,282,353	849,259
Total operating expenses	$1,532,011	$945,425
Percentage of Revenue, net of sales tax	21.5%	4.5%

Income Taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the six months ended March 31, 2022 and 2021, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

We reported net income of approximately $1.1 million for the six months ended March 31, 2022, as compared to net income of approximately $2.5 million for the six months ended March 31, 2021. The decrease of $1.4 million in our net income was primarily due to less revenue reported for the first half of fiscal 2022 as discussed above under Revenues and Gross Profit

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company had real estate sales of approximately $7.2 million for the six months ended March 31, 2022, decreased from $21.0 million in the same period of last year. Due to the negative impact from the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of March 31, 2022, we had large construction loans payable of approximately $121.6 million and accounts payable of approximately $12.6 million to be paid to subcontractors. Resurgence of COVID-19 and followed lock-down policies in some cities of PRC might cut the Company’s demand and revenue depending on length of lock-down. Starting  on March 27, 2022, Shanghai city implements the lockdown policy, which did not have significant negative impact on the Company’s operation because the Company has no operation in Shanghai. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2022, our total cash and restricted cash balance was approximately $13.6 million, increased from approximately $3.5 million as of September 30, 2021. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. On January 14, 2022, the Company closed a private placement with net proceeds of approximately $24.3 million. On March 16, 2022, the Company completed another private placement with gross proceeds of $4.6 million. As of March 31, 2022, we had approximately $85.8 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $12.6 million accounts payable as of March 31, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2022, we reported approximately $121.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended March 31, 2022, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$7,334	$(50,575)
Net cash used in investing activities	(18,461,700)	—
Net cash provided by financing activities	28,936,915	—
Effect of change of foreign exchange rate on cash and restricted cash	(356,551)	36,349
Net increase (decrease) in cash and restricted cash	10,125,998	(14,226)
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$13,591,187	$3,853,310

Operating Activities

Net cash  provided by operating activities during the six months ended March 31, 2022 was $7,334, consisting of net income of approximately $1.1 million and net changes in our operating assets and liabilities, which mainly included an increase of spending in real estate property under development of $8.1 million, a decrease in accounts payable of $5.9 million due to more payments to our supplier during the first half of fiscal 2022, offset by decrease of real estate property completed of $3.8 million due to sales of real estate  and a decrease in other assets of $4.3 million due to the reduction of receivables from housing buyers, an increase of $2.9 million in customer deposits received from real estate sales and an increase of $2.3 million in other payable due to additional cost accrued for the first half of fiscal 2022.

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

Investing Activities

Net cash flows used in investing activities was approximately $18.5 million for six months ended March 31, 2022, which was the prepayment made to purchase energy equipment. There was no cash flows used in investing activities for six months ended March 31, 2021.

Financing Activities

Net cash flows provided by financing activities was approximately $28.9 million for six months ended March 31, 2022, which was the proceeds received from two private placements completed by the Company during the first half of fiscal 2022. There was no cash flows provided by financing activities for six months ended March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of March 31, 2022 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $66 million. As of March 31, 2022 and September 30, 2021, the amount of restricted cash reserved for these guarantees was approximately $3.3 million and the Company believes that such reserves are sufficient.

Inflation

Inflation has not had a material impact on our real estate business in China and we do not expect inflation to have a material impact on our business in the near future.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Green Giant Inc.

May 16, 2022	By:	/s/ Neng Chen
Neng Chen
Chief Executive Officer