Form 10-Q
period 2022-06-30
Green Giant Inc.
filed 2022-08-15
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

+(86) 091 -62622612

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GGE	The NASDAQ Capital Market

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

As of August 15, 2022, there were 40,464,929 shares of common stock, par value $0.001 per share, outstanding.

GREEN GIANT INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

i

GREEN GIANT INC.

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$1,463,797	$170,001
Restricted cash	3,077,590	3,295,188
Contract assets	12,706,376	13,723,793
Prepayment for energy equipment	26,936,915	—
Real estate property development completed	79,173,943	86,908,870
Other assets	4,182,436	8,358,925
Total current assets	127,541,057	112,456,777

Noncurrent assets
Property, plant and equipment, net	519,106	558,086
Security deposits	1,880,854	1,955,202
Real estate property development completed, noncurrent	1,189,934	1,236,971
Real estate property under development	264,621,839	265,769,721
Due from local governments for real estate property development completed	2,908,823	3,023,806
Total noncurrent assets	271,120,556	272,543,876

Total Assets	$398,661,613	$385,000,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Construction loans	$115,086,970	$119,636,222
Accounts payable	11,281,306	18,259,151
Other payables	9,938,789	6,430,992
Construction deposits	1,906,980	1,982,644
Contract liabilities	1,645,272	1,886,075
Customer deposits	20,629,161	18,816,860
Accrued expenses	2,587,755	1,987,567
Taxes payable	12,924,345	14,071,864
Total current liabilities	176,000,578	183,071,375

Noncurrent Liabilities
Construction deposits, noncurrent	1,310,471	1,362,273
Customer deposits, noncurrent	949,523	987,057
Taxes payable, noncurrent	8,544,397	8,882,147
Total noncurrent liabilities	10,804,391	11,231,477

Total Liabilities	186,804,969	194,302,852

Commitments and Contingencies
Shareholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 40,464,929 and 25,617,807 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	40,464	25,617
Additional paid-in capital	165,457,371	136,535,303
Statutory surplus	11,095,939	11,095,939
Retained earnings	40,358,474	40,691,955
Accumulated other comprehensive (loss) income	(5,095,604)	2,348,897
Total stockholders’ equity	211,856,644	190,697,711
Total Liabilities and Stockholders’ Equity	$398,661,613	$385,000,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
(LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Real estate sales, net of sales tax	$1,164,954	$31,626,560	$8,286,940	$52,521,230
Cost of real estate sales	(833,599)	(25,296,688)	(4,594,258)	(41,624,594)
Gross profit	331,355	6,329,872	3,692,682	10,896,636
Operating expenses:
Selling and distribution expenses	(40,261)	(81,002)	(289,919)	(177,168)
General and administrative expenses	(1,698,534)	(1,411,151)	(2,980,887)	(2,260,410)
Total operating expenses	(1,738,795)	(1,492,153)	(3,270,806)	(2,437,578)
Operating (loss) income	(1,407,440)	4,837,719	421,876	8,459,058
Interest income, net	1,705	2,858	3,910	6,395
Other (expense)	5,609	(1,354)	(245,592)	(273,782)
(Loss) income before income taxes	(1,400,126)	4,839,223	180,194	8,191,671
Provision for income taxes	(30,450)	(1,210,569)	(513,675)	(2,050,193)
Net (loss) income	(1,430,576)	3,628,654	(333,481)	6,141,478
Other comprehensive (loss) income
Foreign currency translation adjustment	(10,649,961)	2,757,738	(7,444,501)	9,011,466
Comprehensive (loss) income	$(12,080,537)	$6,386,392	$(7,777,982)	$15,152,944
Basic and diluted (loss) earnings per common share:
Basic	$(0.04)	$0.14	$(0.01)	$0.26
Diluted	$(0.04)	$0.14	$(0.01)	$0.26
Weighted average common shares outstanding:
Basic	40,464,929	25,102,455	33,672,274	23,378,298
Diluted	40,464,929	25,102,455	45,811,329	23,378,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other	Total
	Common Stock		Paid-in	Statutory	Retained	comprehensive	stockholders’
	Shares	Amount	Stocks	Reserve	Earnings	Income (loss)	equity
Balance, September 30, 2020	22,525,693	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income	—	—	—	—	291,587	—	291,587
Foreign currency translation adjustments	—	—	—	—	—	6,991,159	6,991,159
Balance, December 31, 2020 - unaudited	22,525,693	$22,525	$129,930,330	$10,458,395	$35,245,648	(48,331)	$175,608,567
Net income	—	—	—	—	2,221,237	—	2,221,237
Foreign currency translation adjustments	—	—	—	—	—	(737,431)	(737,431)
Balance, March 31, 2021 - unaudited	22,525,693	$22,525	$129,930,330	$10,458,395	$37,466,885	$(785,762)	$177,092,373
Issuance of common stocks for settlement of accounts payable	3,092,114	3,092	6,591,798	—	—	—	6,594,890
Net income	—	—	—	—	3,628,654	—	3,628,654
Foreign currency translation adjustments	—	—	—	—	—	2,757,738	2,757,738
Balance, June 30, 2021 - unaudited	26,617,807	$26,617	$136,522,128	$10,458,395	$41,095,539	$1,971,976	$190,073,655

Balance, September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Net income	—	—	—	—	364,310	—	364,310
Foreign currency translation adjustments	—	—	—	—	—	2,167,401	2,167,401
Balance, December 31, 2021 - unaudited	25,617,807	$25,617	$136,535,303	$11,095,939	$41,056,265	$4,516,298	$193,229,422
Issuance of common stocks in connection with private placements	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income	—	—	—	—	732,785	—	732,785
Foreign currency translation adjustments	—	—	—	—	—	1,038,059	1,038,059
Balance, March 31, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$41,789,050	$5,554,357	$223,937,181
Net loss	—	—	—	—	(1,430,576)	—	(1,430,576)
Foreign currency translation adjustments	—	—	—	—	—	(10,649,961)	(10,649,961)
Balance, June 30, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$40,358,474	$(5,095,604)	$211,856,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(333,481)	$6,141,478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	18,440	37,342
Changes in operating assets and liabilities:
Contract assets	514,590	2,321,807
Real estate property development completed	4,600,277	6,688,702
Real estate property under development	(9,302,202)	(19,949,297)
Other current assets	4,013,019	(691,310)
Accounts payables	(6,525,103)	61,717
Other payables	3,895,841	419,675
Contract liabilities	(175,577)	137,771
Customer deposits	2,624,895	2,385,004
Accrued expenses	646,264	(29,542)
Taxes payables	(776,711)	2,224,269
Net Cash Used in Operating Activities	(799,748)	(252,384)

Cash Flows from Investing Activities:
Prepayment for energy equipment	(26,936,915)	—
Net Cash Used in Investing Activities	(26,936,915)	—

Cash Flows from Financing Activities:
Proceeds from private placements	28,936,915	—
Net Cash Provided by Financing Activities	28,936,915	—

Effect of exchange rate changes on cash and restricted cash	(124,054)	91,431
Net increase (decrease) in cash and restricted cash	1,076,198	(160,953)
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$4,541,387	$3,706,583
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$2,014,791
Cash paid for income tax	$—	$265,149

Non-cash Transactions of Investing and Financing Activities
Reclassification of interest payable to other liabilities	$5,063,191	$3,269,932
Settlement of accounts payable with real estate property*	$569,299	$—
Settlement of accounts payable and accounts receivable*	$2,758,731	$—
Settlement of accounts payable with issuance of stocks	$—	$6,594,890
Real estate sales for settlement in real estate property under development	$—	$(14,503,991)

Reconciliation of cash and restricted cash
Cash, end of period	$1,463,797	$324,497
Restricted, end of period	3,077,590	3,382,086
Total cash and restricted cash, end of period	$4,541,387	$3,706,583

Cash, beginning of period	$170,001	$457,699
Restricted, beginning of period	3,295,188	3,409,837
Total cash and restricted cash, beginning of period	$3,465,189	$3,867,536
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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

NOTE 2. LIQUIDITY

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $8.3 million for the nine months ended June 30, 2022, as compared with $52.5 million in the same period of last year. Due to the negative impact from the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of June 30, 2022, we had large construction loans payable of approximately $115.1 million and accounts payable of approximately $11.3 million due to subcontractors.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. LIQUIDITY (CONTINUED)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2022, our total cash and restricted cash balance was approximately $4.5 million.

With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 14, 2022, the Company closed a private placement with net proceeds of approximately $24.3 million. On March 16, 2022, the Company completed another private placement with gross proceeds of $4.6 million. As of June 30, 2022, we had approximately $80.4 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $11.3 million accounts payable as of June 30, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2022, we reported approximately $115.1 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three and nine months ended June 30, 2022, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of June 30, 2022 and for the three and nine months ended June 30, 2022 and 2021 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on January 13, 2022.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended September 30, 2021. The results of operations for the three and nine months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the full years.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and nine months ended June 30, 2022 and 2021, the Company did not have any construction in progress recognized under the percentage of completion method. For the three and nine months ended June 30, 2022 and 2021, all revenues were generated from completed condominium real estate projects.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30,	September 30,
	2022	2021
Year-end spot rate	6.6981	6.4434

	For the Nine Months Ended
	June 30,
	2022	2021
Average rate	6.4504	6.5202

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate properties under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2022, the total interest capitalized for real estate property development was $1,618,659 and $5,063,191, respectively. For the three and nine months ended June 30, 2021, the total interest capitalized in the real estate property development was $1,810,609 and $5,284,723, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three and nine months ended June 30, 2022 and 2021.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2022 and September 30, 2021.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2022 and 2021. As of June 30, 2022, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2016 through 2020 are subject to examination by the Chinese taxing authorities.

The parent Company, Green Giant’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of June 30, 2022 and September 30, 2021, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2022. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three and nine months ended June 30, 2022 and 2021 were net income and foreign currency translation adjustments.

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

As of June 30, 2022, there were outstanding warrants to purchase approximately 30,741,366 shares of the Company’s common stock (September 30, 2021-nil), which resulted in 12,139,055 dilutive shares for the nine months ended June 30, 2022. There were no dilutive shares for the three ended June 30, 2021 as the warrants to purchase approximately 30,741,366 shares of the Company’s common stock were anti-dilutive.There were no dilutive shares for the three and nine months ended June 30, 2021.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currencies placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $74,600). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that the Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

For the three and nine months ended June 30, 2022 and 2021, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the consolidated financial statements. The effective date was for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for public business entities that meet the definition of an SEC filer and eligible to be Smaller Reporting Companies, or SRC, as defined by the SEC and all non-public business entities. As a nonpublic company, the Company has elected to take advantage of the extended transition period provided in the Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards applicable to private companies. The Company will adopt ASU 2016-13 and its related amendments effective January 1, 2023, and the Company is in the process of evaluating the impact of adopting this standard on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on it’s the unaudited condensed consolidated financial position, statements of operations and cash flows.

NOTE 4. PREPAYMENTS FOR ENERGY EQUIPMENT

In January 2022, the Company entered into, with two third party vendors, two framework agreements for the purchase of two customized electronic generating systems at the estimated total consideration of approximately $492 million. The customized electronic generating systems are purchased for the purpose of developing the Company’s power station management business. The Company made prepayments of $26,936,915 during the nine months ended June 30, 2022. The customized electronic systems are expected to be delivered in several phases with the first phase expected to be delivered during the period from December 2022 to March 2023.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

Real estate property development completed and under development were comprised of the following:

	June 30,	September 30,
	2022	2021
	(unaudited)
Real estate property development completed
Real estate property development completed	$79,173,943	$86,908,870
Real estate property development completed, noncurrent portion	1,189,934	1,236,971
	$80,363,877	$88,145,841

Real estate property under development	$264,621,839	$265,769,721

The following summarizes the components of real estate property development completed and under development as of March 31, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
	(unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$22,013,247	$23,464,365
Hanzhong City Oriental Pearl Garden	18,516,805	19,435,711
Yang County Yangzhou Pearl Garden Phase II	2,166,422	2,250,388
Yang County Yangzhou Palace	37,667,403	42,995,377
Real estate property development completed	$80,363,877	$88,145,841
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$182,441,976	$180,389,654
Hanzhong City Hanfeng Beiyuan East (b)	835,759	868,796
Hanzhong City Beidajie (b)	75,153,115	78,075,559
Yang County East 2nd Ring Road (c)	6,190,989	6,435,712
Real estate property under development	$264,621,839	$265,769,721
(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of June 30, 2022, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30, 2022, the actual costs incurred by the Company were approximately $182.4 million (September 30, 2021 - $180.4 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (CONTINUED)

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2022, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to December 2022.
(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (March 31, 2022 and 2021 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30, 2022 and is in process of the government’s review and approval.

NOTE 6. CONSTRUCTION LOANS

	June 30,	September 30,
	2022	2021
	(unaudited)
Loan A	$97,361,172	$101,209,744
Loan B	17,725,798	18,426,478
Total	$115,086,970	$119,636,222
(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $115.7 million (RMB775,000,000) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of June 30, 2022, the Company borrowed approximately $97.4 million under this credit line (September 30, 2021 - $101.2 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $37,667,403 as of June 30, 2022 (September 30, 2021- $42,995,377). For the three and nine months ended June 30, 2022, the interest was $1,483,704 and $4,648,426 (June 30, 2021 - $1,666,977 and $4,870,356), respectively, which was capitalized into the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $17.8 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of approximately $182.4 million as collateral for the loan. Total interest of $54,625 and $167,881 for the three and nine months ended June 30, 2022 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (June 30, 2021- $58,137 and $167,720), respectively.

(C)	Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $26.1 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. As of June 30, 2022 and September 30, 2021, the outstanding loan balance was $nil. Interest charges for the three and nine months ended June 30, 2022 were $80,330 and $246,884 (June 30, 2021- $85,495 and $246,647), which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30,	September 30,
	2022	2021
	(unaudited)
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,884,894	$8,210,839
Oriental Pearl Garden	3,194,517	2,780,917
Liangzhou road and related projects	295,606	617,686
Yangzhou Pearl Garden	776,554	827,426
Yang County East 2nd Ring Road	2,239,441	2,327,964
Yangzhou Palace	6,187,672	5,039,085
Total	$21,578,684	$19,803,917
Customer deposits, current	$20,629,161	$18,816,860
Customer deposits, noncurrent	$949,523	$987,057

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 8. TAXES

(A) Value added taxes (“VAT”)

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of June 30, 2022 and September 30, 2021, the Company had VAT tax payable of $4,212,042 and $5,660,149, respectively, which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of June 30, 2022 and September 30, 2021, the Company’s total income tax payable amounted to $14,377,015 and $14,326,646, respectively, which included the income tax payable balances in the PRC of $10,812,015 and $10,761,646, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. TAXES (continued)

Income tax expense for the three and nine months ended June 30, 2022 and 2021 is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Current tax provision	$30,450	$1,210,569	$513,675	$2,050,193
Total income tax expenses	$30,450	$1,210,569	$513,675	$2,050,193

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of June 30, 2022 and September 30, 2021, the Company assessed that the related GILTI tax payable was Nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of June 30, 2022 and September 30, 2021, the Company provided $1.3 million provision due to delinquent U.S. tax return fillings.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As at June 30, 2022 and September 30, 2021, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to June 30, 2022 and September 30, 2021, respectively.

(D) Taxes payable consisted of the following:

	June 30,	September 30,
	2022	2021
	(unaudited)
CIT payable	$14,377,015	$14,326,646
VAT payable	4,212,042	5,660,149
Other taxes and fees payable	2,879,685	2,967,216
Total	$21,468,742	$22,954,011
Taxes payable, current	$12,924,345	$14,071,864
Taxes payable, noncurrent	$8,544,397	$8,882,147

NOTE 9. COMMON STOCK

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

On March 16, 2022, the Company entered into a securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 4,600,000 shares (the “Shares”) of common stock, par value $0.001 per share, for an aggregate purchase price of approximately $4.6 million (the “Offering”). On March 30, 2022, the transaction contemplated by the SPA closed.

In connection with the private placement of 10,247,122 units that closed on January 14, 2022, the Company issued warrants to purchase 30,741,366 shares of common stock at $2.375 per share. These warrants are not exercisable until six months from the date of issuance and required the reservation of common shares for their issuance. With the sales these units and other sales of common stock, the Company does not have the necessary authorized shares should these warrants be converted and was not able to reserve the common stock underlying these warrants. As of the date of this report, the Company completed the increase of its authorized shares (Note 11).

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2022, the Company’s VIE, Guangsha, was subject to several civil disputes with a supplier (the “General Contractor”), a general contractor of the Company’s certain real estate projects. The total claim by the supplier is approximately $9.4 million, for which the Company estimated that it is more than likely to pay approximately $3.4 million which was included in the accounts payable and other payables in the accompanying consolidated balance sheets. The General Contractor and the Company are in the process of negotiating a settlement. The Company believes it can reach a settlement with a favorable outcome.

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

Besides, the Company’s VIE, Guangsha, was subject to several civil disputes certain suppliers and customers. The total claim is approximately $1.4 million, all of which was accrued in the account of accrued expenses as Guangsha estimated that it is more than likely that it will make such payments.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain as restricted cash, at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of June 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $62 million, and the amount of restricted cash reserved for these guarantees was approximately $3.1 million and the Company believes that such reserves are sufficient.

NOTE 11. SUBSEQUENT EVENTS

Pursuant to proposal four of Green Giant Inc.’s (the “Company”) Definitive Proxy Statement, and as approved by its shareholders on June 24, 2022, the Registrant filed an Articles of Amendment to its Articles of Incorporation (the “Articles of Amendment”) on July 6, 2022 to increase the number of authorized shares of common stock of the Company from 50,000,000 shares to 200,000,000 shares. On July 7, 2022 the Articles of Amendment was processed and accepted by the Florida Secretary of State.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of Green Giant Inc. (formerly known as China HGS Real Estate, Inc.). For the three and nine months ended June 30, 2022 and 2021 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “GG” refer to Green Giant Inc. and its subsidiaries.

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

For the nine months ended June 30, 2022, our sales and gross profit were $8.3 million and $3.7 million, respectively, representing an approximate 84.2% and 66.1% decrease in sales and gross profit as compared to nine months ended June 30, 2021, respectively. The decrease in sales and gross profit was mainly the result of less gross floor area (“GFA”) sold during the nine months ended June 30, 2022.

For the nine months ended June 30, 2022, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $522 per square meter, decreased from the ASP of $670 per square meter for the nine months ended June 30, 2021, which was mainly due to the fact that we lowered our selling prices on certain commercial units to promote their sales. The ASP of our Hanzhong real estate projects was approximately $803 per square meter, significantly increased from the ASP of $621 per square meter for the nine months ended June 30, 2021. The increase in ASP in Hanzhong real estate projects was mainly due to the fact that most of the units sold in the nine months ended June 30, 2022 were commercial units with higher ASP.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. The Company had real estate sales of approximately $8.3 million for the nine months ended June 30, 2022, decreased from $52.5 million in the same period of last year. Resurgence of COVID-19 and followed lock-down policies in some cities of PRC might cut the Company’s demand and revenue depending on length of lock-down. Starting on March 27, 2022, Shanghai city implements the lockdown policy, which did not have significant negative impact on the Company’s operation because the Company has no operation in Shanghai. The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and base them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different and changing assumptions or conditions.

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 3 of the notes to the unaudited condensed consolidated financial statements.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date; revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and nine months ended June 30, 2022 and 2021, the Company did not have any construction in progress recognized under the percentage of completion method. For the three and nine months ended June 30, 2022 and 2021, all revenues were generated from completed condominium real estate projects.

Contract balances

The timing of revenue recognition may differ from the timing of billing and cash receipts from customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include billed and billable receivables, which are the Company’s unconditional rights to consideration other than the passage of time. Contract liabilities include cash collected in advance and in excess of revenue recognized. Customer deposits are excluded from contract liabilities.

The Company immediately expenses sales commissions (included under selling expenses) because sales commissions are not expected to be recovered.

The Company provides “mortgage loan guarantees” only with respect to buyers who make down payments of 20%-50% of the total purchase price of the property. The period of the mortgage loan guarantee begins on the date the bank approves the buyer’s mortgage and we receive the loan proceeds in our bank account and ends on the date the “Certificate of Ownership” evidencing that title to the property has been transferred to the buyer. The procedures to obtain the Certificate of Ownership take six to twelve months (the “Mortgage Loan Guarantee Period”). If, after investigation of the buyer’s income and other relevant factors, the bank decides not to grant the mortgage loan, our mortgage-loan-based sales contract terminates and there will be no guarantee obligation. If, during the Mortgage Loan Guarantee Period, the buyer defaults on his or her monthly mortgage payment for three consecutive months, we are required to return the loan proceeds back to the bank, although we have the right to keep the customer’s deposit and resell the property to a third party. Once the Certificate of Ownership has been issued by the relevant government authority, our loan guarantee terminates. If the buyer then defaults on his or her mortgage loan, the bank has the right to take the property back and sell it and use the proceeds to pay off the loan. The Company is not liable for any shortfall that the bank may incur in this event. To date, no buyer has defaulted on his or her mortgage payments during the Mortgage Loan Guarantee Period and the Company has not returned any loan proceeds pursuant to its mortgage loan guarantees.

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

The cost of amenities transferred to buyers is allocated to specific units as a component of the total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under the control of the property management companies. Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenues

For the three months ended June 30, 2022 and 2021, we generated revenues of $1.2 million and $31.6 million, respectively, all of which derived from completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	Three Months Ended June 30,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Nanyuan II Project	—	0.0	28,926,599	91.5	(28,926,599)	(100.0)
Oriental Garden	33,650	2.9	—	0.0	33,650	100.0
Yangzhou Palace	1,131,304	97.1	2,699,961	8.5	(1,568,657)	(58.1)
	$1,164,954	100.0	$31,626,560	100.0	$(30,461,606)	(96.3)

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues decreased by 96.3% to approximately $1.2 million for the three months ended June 30, 2022 from approximately $31.6 million, because we acquired Nanyuan II project under development from our affiliated entity in January 2021 and sold certain completed residential units to the local government for residence reallocation purposes with total revenue of approximately $28.9 million for the three months ended June 30, 2021. The total GFA sold for the remaining real estate projects during the three months ended June 30, 2022 and 2021 was 1,666 square meters and 4,056 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	Three Months Ended June 30,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Land use rights	$129,327	15.5	$2,327,295	9.2	$(2,197,968)	94.4
Construction cost	704,272	84.5	22,969,393	90.8	(22,265,121)	96.9
	$833,599	100.0	$25,296,688	100.0	$(24,463,089)	96.7

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

The cost of sales was approximately $0.8 million for the three months ended June 30, 2022 compared to $25.3 million for the same period of last year. The $24.5 million decrease in cost of sales was mainly attributable to a decrease in sales revenues carryover areas during the three months ended June 30, 2022.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2022 were approximately $0.1 million, as compared to approximately $2.3 million for the three months ended June 30, 2021, representing a decrease of approximately $2.2 million from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter significantly decreased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ended June 30, 2022 were approximately $0.7 million as compared to approximately $23.0 million for the same period of last year, representing a decrease of approximately $22.3 million. The decrease in construction cost was due to less real estate projects sold during the quarter ended June 30, 2022.

Gross Profit

Gross profit was approximately $0.3 million for the three months ended June 30, 2022 as compared to approximately $6.3 million for the three months ended June 30, 2021, representing a decrease of $6.0 million, which was mainly attributable to $5.6 million gross profit from the sale of Nanyuan II project to the local government for residence reallocation purposes for the three months ended June 30, 2021. On the other side, most of real estate property units we sold in Hanzhong city were commercial units during the third quarter of fiscal 2022. As a result, our gross margin increased to 28.4% in the third quarter of fiscal 2022 from 20.0% in the third quarter of fiscal 2021.

	Three Months Ended June 30,
	2022		2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Nanyuan II Project	—	0.0	5,570,525	19.3
Oriental Garden	4,201	12.5	—	0.0
Yangzhou Palace	327,154	28.9	759,347	28.1
	$331,355	28.4	$6,329,872	20.0

Operating Expenses

Total operating expenses increased by 16.5% to approximately $1.7 million for the three months ended June 30, 2022 from $1.5 million for the three months ended June 30, 2021, primarily due more general and administrative expense incurred for the three months ended June 30, 2021. Our general and administrative expense was approximately $1.7 million for the three months ended June 30, 2022, increased by $0.3 million from the three months ended June 30, 2021 due to accrual of $1.4 million for claims from suppliers and customers for civil disputes, partially net off against less professional and consulting fee expenses incurred. Our total operating expenses accounted for 149.3% and 4.7% of our real estate sales for the three months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Selling and distribution expenses	$40,261	$81,002
General and administrative expenses	1,698,534	1,411,151
Total operating expenses	$1,738,795	$1,492,153
Real estate sales, net of sales tax	$1,164,954	$31,626,560
Total operating expenses as a % of real estate sales, net of sales tax	149.3%	4.7%

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

Net (loss) income

As a result of the foregoing, we reported net loss of approximately $1.43 million for the three months ended June 30, 2022, as compared to net income of approximately $3.6 for the three months ended June 30, 2021.

Nine months ended June 30, 2022 compared to Nine months ended June 30, 2021

Revenues

For the nine months ended June 30, 2022 and 2021, we generated revenues of $8.3 million and $52.5 million, respectively, all of which derived from completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	Nine Months Ended June 30,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$974,309	11.8	$188,250	0.4	$786,059	417.6
Nanyuan II Project	—	0.0	43,261,650	82.4	(43,261,650)	(100.0)
Yangzhou Pearl Garden Phase I and Phase II	—	0.0	42,052	0.1	(42,052)	(100.0)
Oriental Garden	790,593	9.5	—	0.0	790,593	100.0
Yangzhou Palace	6,522,038	78.7	9,029,278	17.1	(2,507,240)	(27.8)
	$8,286,940	100.0	$52,521,230	100.0	$(44,234,290)	(84.2)

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to the same period of last year, revenues decreased by 84.2% to approximately $8.3 million for the nine months ended June 30, 2022 from approximately $52.5 million in the same period of last year, because we acquired Nanyuan II project under development from our affiliated entity in January 2021 and sold the residential units to the local government for residence reallocation purposes with total revenue of approximately $43.3 million in the nine months ended June 30, 2021. The total GFA sold for the remaining real estate projects during the nine months ended June 30, 2022 and 2021 was 13,449 and 13,949 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	Nine Months Ended June 30,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
Land use rights	$486,590	10.6	$3,954,336	9.5	$(3,467,746)	(87.7)
Construction cost	4,107,668	89.4	37,670,258	90.5	(33,562,590)	(89.1)
	$4,594,258	100.0	$41,624,594	100.0	$(37,030,336)	(89.0)

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

Cost of sales was approximately $4.6 million for the nine months ended June 30, 2022 compared to $41.6 million for the same period of last year. The $37.0 million decrease in cost of sales was mainly attributable to less GFA sold during the nine months ended June 30, 2022 which led to less cost of sales.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2022 were approximately $0.5 million, as compared to approximately $4.0 million for the nine months ended June 30, 2021, representing a decrease of approximately $3.5 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in the first nine months ended June 30, 2022 was significantly lower from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ended June 30, 2022 were approximately $4.1 million as compared to approximately $37.7 million for the same period of last year, representing a decrease of approximately $33.6 million. The decrease in construction cost was due to less real estate property units sold during the nine months ended June 30, 2022.

Gross Profit

Gross profit was approximately $3.7 million for the nine months ended June 30, 2022 as compared to approximately $10.9 million for the nine months ended June 30, 2021, representing a decrease of $7.2 million, which was mainly attributable to more GFA sold during the nine months ended June 30, 2021. On the other side, since most of real estate property units sold in Hanzhong city during the nine months ended June 30, 2022 were commercial units with higher gross margins, our gross margin increased to 44.6%, compared to 20.7% in the same period of fiscal 2021. For the nine months ended June 30, 2021, the ASP for our real estate projects (excluding sales of parking spaces) located in Hanzhong city was approximately $803 per square meter for our commercial units, significantly increased from the ASP of $621 per square meter for the nine months ended June 30, 2021.

The following table sets forth the gross margin of each of our projects:

	Nine Months Ended June 30,
	2022		2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$393,979	40.4	$46,131	24.5
Nanyuan II Project	—	0.0	8,325,605	19.2
Yangzhou Pearl Garden Phase I and Phase II	—	0.0	5,006	11.9
Oriental Garden	603,838	76.4	—	0.0
Yangzhou Palace	2,694,865	41.3	2,519,894	27.9
	$3,692,682	44.6	$10,896,636	20.7

Operating Expenses

Total operating expenses were approximately $3.3 million and $2.4 million for the nine months ended June 30, 2022 and 2021, respectively. The increase in selling expenses of $0.1 million for nine months ended June 30, 2022 was primarily attributed to more promotion activities. The 31.9% increase in general administration expense for the nine months ended June 30, 2022 was primarily due to accrual of $1.4 million for claims from suppliers and customers for civil disputes, partially net off against less office expenses and professional and consulting fee expenses incurred. Our total operating expenses accounted for 39.5% and 4.6% of our real estate sales for the nine months ended June 30, 2022 and 2021, respectively.

	Nine Months Ended June 30,
	2022	2021
Operating expenses:
Selling and distribution expenses	$289,919	$177,168
General and administrative expenses	2,980,887	2,260,410
Total operating expenses	$3,270,806	$2,437,578
Real estate sales, net of sales tax	$8,286,940	$52,521,230
Total operating expenses as a % of real estate sales, net of sales tax	39.5%	4.6%

Income Taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the nine months ended June 30, 2022 and 2021, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

As a result of foregoing, we reported net income of approximately $1.1 million for the nine months ended June 30, 2022, as compared to net income of approximately $6.1 million for the nine months ended June 30, 2021.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices, including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $8.3 million for the nine months ended June 30, 2022, as compared with $52.5 million in the same period of last year. Due to the negative impact of the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of June 30, 2022, we had large construction loans payable of approximately $115.1 million and accounts payable of approximately $11.3 million due to subcontractors.

The resurgence of COVID-19 and followed lockdown policies in some cities of PRC might cut the Company’s demand and revenue depending on the length of lockdown. Starting on March 27, 2022, Shanghai city implemented the lockdown policy, which did not have significant negative impact on the Company’s operation because the Company has no operation in Shanghai. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2022, our total cash and restricted cash balance was approximately $4.5 million.

With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 14, 2022, the Company closed a private placement with net proceeds of approximately $24.3 million. On March 16, 2022, the Company completed another private placement with gross proceeds of $4.6 million. As of June 30, 2022, we had approximately $80.4 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $11.3 million accounts payable as of June 30, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2022, we reported approximately $115.1 million of construction loans borrowed from financial institutions controlled by the local government and such loans could only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three and nine months ended June 30, 2022, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

	For the Nine Months Ended
	June 30,
	2022	2021
Net Cash Used in Operating Activities	$(799,748)	$(252,384)
Net Cash Used in Investing Activities	(26,936,915)	—
Net Cash Provided by Financing Activities	28,936,915	—
Effect of exchange rate changes on cash	(124,054)	91,431
Net increase (decrease) in cash and restricted cash	1,076,198	(160,953)
Cash and restricted cash, beginning of period	3,465,189	3,867,536
Cash and restricted cash, end of period	$4,541,387	$3,706,583

Operating Activities

Net cash  used in operating activities during the nine months ended June 30, 2022 was $0.8 million, consisting of net loss of approximately $0.3 million and net changes in our operating assets and liabilities, which mainly included an increase of spending in real estate property under development of $9.3 million, a decrease in accounts payable of $6.5 million due to more payments to our supplier, offset by decrease of real estate property completed of $4.6 million due to sales of real estate  and a decrease in other assets of $4.0 million due to the reduction of receivables from housing buyers, an increase of $2.6 million in customer deposits received from real estate sales and a decrease of $0.6 million in other payable and accrued expenses due to accrual of $1.4 million for claims from suppliers and customers for civil disputes during the nine months ended June 30, 2022.

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

Investing Activities

Net cash flows used in investing activities was approximately $26.9 million for nine months ended June 30, 2022, which was the prepayment made to purchase energy equipment.

There was no cash flows provided by or used in investing activities for nine months ended June 30, 2021.

Financing Activities

Net cash flows provided by financing activities was approximately $28.9 million for nine months ended June 30, 2022, which was the proceeds received from two private placements closed in January 2022 and March 2022, respectively.

There was no cash flows provided by financing activities for nine months ended June 30, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since its inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of June 30, 2022 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $62 million and $66 million, respectively. As of June 30, 2022 and September 30, 2021, the amount of restricted cash reserved for these guarantees was approximately $3.1 million and $3.3 million, respectively, and the Company believes that such reserves are sufficient.

Inflation

Inflation has not had a material impact on our real estate business in China and we do not expect inflation to have a material impact on our business in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control Over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

GREEN GIANT INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Unaudited Consolidated Balance Sheets, (ii) Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Unaudited Consolidated Statements of Changes in Equity, (iv) Condensed Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2022	Green Giant Inc.

	By:	/s/ Neng Chen
Neng Chen
Chief Executive Officer