Form 10-K
period 2022-09-30
Green Giant Inc.
filed 2023-01-13
CIK 1158420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Shaanxi Province, PRC 723000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001	GGE	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2022, the last business day of the Company’s second fiscal quarter, as reported by the Nasdaq Capital Market on that date, was $110 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of January 13, 2023, the number of shares outstanding of the registrant’s common stock was 55,753,268.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREEN GIANT INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2022

i

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

In this Report, “we,” “our,” “us,” “Green Giant Inc. or the “Company” sometimes refers collectively to Green Giant Inc. and its subsidiaries and affiliated companies.

ii

PART I

ITEM 1. BUSINESS

Our Organization

Green Giant Inc. (formerly China HGS Real Estate Inc., the “Company” or “GGE,” “we”, “our”, “us”), is a corporation organized under the laws of the State of Florida.

China HGS Investment Inc. is a Delaware corporation and owns 100% of the equity interest in Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”), a wholly owned foreign entity incorporated under the laws of the People’s Republic of China (“PRC” or “China”).

GGE does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS, it entered into certain exclusive contractual agreements with Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

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

On November 29, 2021, Green Giant Ltd. was incorporated in Delaware.

Green Giant Energy Texas Inc. was incorporated in Texas on October 3, 2022 which is a wholly owned subsidiary of Green Giant Ltd.

Green Giant International Limited (Hong Kong) was incorporated in Hong Kong on December 9, 2021 as a wholly owned subsidiary of Green Giant Ltd.

Our corporate structure as of September 30, 2022 is set forth below:

Business Overview

Our Company engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties. We conduct all of our business in mainland China. Shaanxi Guangsha Investment and Development Group Co., Ltd., or Guangsha, was founded by Mr. Xiaojun Zhu, and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province.

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

The Company is transforming itself from legacy business to a new energy corporation and has appointed a CEO in USA subsidiary to lead and operate the new business venture.

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

On November 11, 2022 the People’s Bank of China and the China Banking and Insurance Regulatory Commission issued “Yin Fa [2022] No. 254 “Notice on Supporting the Stable and Healthy Development of the Real Estate Market” to support the stable and healthy development of the real estate market. The details are as follows:

A. Keeping real estate financing stable and order

1). Stabilize the issuance of real estate development loans.

Adhere to the “two unswerving”, and treat all types of real estate enterprises such as state-owned and private enterprises equally. Encourage financial institutions to focus on supporting the steady development of real estate enterprises with sound governance, focus on their main business and good qualifications.

Financial institutions should reasonably distinguish the risks of project subsidiaries from the risks of group holding companies, and meet the reasonable financing needs of real estate projects in accordance with the principle of marketization on the premise of ensuring the safety of creditor’s rights and the closed operation of funds. Support the project host bank and the syndicated loan model, strengthen the management of the whole process of loan approval, issuance and recovery, and effectively ensure the safety of funds.

2). Support the reasonable needs of individual housing loans.

Reasonably determine the down payment ratio of local personal housing loans and the lower limit of the loan interest rate policy to support rigid and improved housing demand.

Financial institutions are encouraged to reasonably determine the specific down payment ratio and interest rate level for individual housing loans based on the lower limit of urban policies in light of their own business conditions, customer risk status and credit conditions, etc.

3). Stabilize the credit supply of construction enterprises.

4). Support the reasonable extension of existing financing such as development loans and trust loans

For real estate enterprise development loans, trust loans and other existing financing, on the premise of ensuring the safety of creditor’s rights, financial institutions and real estate enterprises are encouraged to negotiate independently based on commercial principles, and actively support through the extension of existing loans, adjustment of repayment arrangements, etc., to promote the completion of the project deliver.

From the date of issuance of the notice, those due within the next six months may be allowed to extend for one more year beyond the original regulations, and the loan classification may not be adjusted, and the loan classification submitted to the credit reporting system should be consistent with it.

5). Keep bond stable, and support high-quality real estate enterprises to issue bond. Promote professional credit enhancement agencies to provide credit enhancement support for bond issuance of real estate enterprises with overall financial health and short-term difficulties.

Encourage bond issuers to communicate with holders in advance and make arrangements for borrowing bonds to redeem funds. If it is really difficult to make payment on time, reasonable arrangements such as extension and replacement shall be made through negotiation to proactively resolve risks.

6). Maintain stable financing of asset management products such as trusts.

B. Actively do a good job in “delivery guarantee building” financial services

7). Support development policy banks to provide special loans for “delivery guarantee building”.

Support China Development Bank and Agricultural Development Bank in accordance with relevant policy arrangements and requirements. In accordance with the laws and regulations, the special insurance payment for “delivery guarantee building” is issued to the borrowers who have been reviewed and filed in an efficient and orderly manner, which is closed and dedicated. It is specially used to support the accelerated construction and delivery of overdue and difficult-to-deliver residential projects that have been sold.

8). Encourage financial institutions to provide supporting financing support.

Encourage financial institutions, especially the main financing commercial banks of the project personal housing loans or the syndicates they lead to form, in accordance with the principles of marketization and the rule of law, to provide new supporting financing support for special loan support projects, and promote the resolution of unfinished personal housing loan risks.

For the sale of the remaining value of goods, the project can be reviewed at the same time for special loans and new supporting financing, and the sales of the remaining value of goods cannot cover both the special loan and the new supporting financing, but it has been clarified that the new supporting financing and special financing The loan matching mechanism arranges and implements the project of the source of repayment, and encourages financial institutions to actively provide new matching financing support under the premise of commercial voluntary.

The subject of the newly added supporting financing should be consistent with the subject of the implementation of the special loan-supported project. The existing assets and liabilities of the project should be audited and evaluated by a qualified institution organized by the local government, and an implementation plan of “one building one policy” has been formulated. Commercial banks with the “special loan supporting financing” sub-section can be newly established under the real estate development loan for statistics and management. In principle, the supporting financing should not exceed the period of the corresponding special loan. For a maximum period of no more than 3 years, the project sales receipts shall be transferred to a special project account opened with the main financing commercial bank or other commercial banks, and the special project account shall be jointly managed by the commercial bank that provides additional financing. It is clearly stated that in accordance with the principle of “last-in, first-out”, the sales receipts of the remaining value of the project should be given priority to repay the newly-added supporting financing and special loans.

For commercial banks, in accordance with the requirements of this notice, within half a year from the date of issuance of this notice, the supporting financing issued to special fund-supported projects shall not be reduced in risk classification during the loan period; The main body management is not good for the newly issued supporting financing, and the relevant institutions and personnel have done their due diligence. Liability is waived.C. Actively cooperate with trapped real estate enterprises to deal with the risk disposal

9). Provide financial support for M&A of real estate projects.

Encourage commercial banks to carry out M&A loan business for real estate projects in a stable and orderly manner, and focus on supporting high-quality real estate enterprises to merge and acquire projects of distressed real estate enterprises.

Encourage financial asset management companies and local asset management companies (hereinafter collectively referred to as asset management companies) to use their experience and capabilities in non-performing asset management and risk management, and jointly negotiate risk resolution models with local governments, commercial banks, and real estate companies, and promote accelerate asset disposal.

10) Actively explore market-oriented support methods.For some projects that have entered judicial reorganization, financial institutions can assist in promoting project resumption and delivery by one enterprise and one policy according to the principles of independent decision-making, risk-taking, and self-responsibility for profits and losses.

Encourage asset management companies to participate in project disposal by acting as bankruptcy administrators, reorganization investors, etc., and support qualified financial institutions to prudently explore the establishment of funds and other methods to resolve the risks of distressed real estate enterprises in accordance with laws and regulations, and support project completion and delivery.

D. Legally protect the legitimate rights and interests of housing finance consumers

11). Encourage independent negotiation and extension of principal and interest repayment in accordance with the law.

For individuals who have lost their source of income due to hospitalization or isolation due to the epidemic, or who have lost their income due to the closure of business due to the epidemic, as well as personal housing loans due to changes or cancellations of housing purchase contracts, financial institutions can follow the market-based approach. Based on the principle of rule of law, negotiate with the buyers independently, and make adjustments such as postponement and extension.

For malicious evasion of financial debts, they will be dealt with in accordance with laws and regulations to maintain a good market order.

12). Effectively protect the personal credit investigation rights of deferred loans.

If the repayment arrangement of the personal housing loan has been adjusted, the financial institution shall submit the credit record according to the new repayment arrangement; if the judgment or ruling of the people’s court determines that the adjustment should be made, the financial institution shall adjust the credit record and submit it according to the effective judgment or ruling of the people’s court which has been reported to be adjusted.

E. Phased adjustment of some financial management policies

13). Extending the transition period of the real estate loan concentration management policy.

For banking financial institutions that cannot meet the requirements of real estate loan concentration management as scheduled due to objective reasons such as the epidemic, the transition period will be reasonably extended based on the actual situation and objective assessment.

14). Periodically optimize the M&A financing policy for real estate projects.

Relevant financial institutions should make good use of the phased real estate financial management policies issued by the People’s Bank of China and the China Banking and Insurance Regulatory Commission, which are applicable to major commercial banks and national financial asset management companies, and accelerate the marketization of real estate risks.

F. Increase financial support for housing leasing

15). Optimize housing leasing credit services.

16). Broaden diversified financing channels in the housing leasing market.

Support housing rental and sales enterprises to issue credit bonds and guaranteed bonds and other direct financing products, which are specially used for the construction and operation of rental housing, and Gupin Commercial Bank issues financial bonds to support housing rental to raise funds to increase housing rental development and construction loans and business operations. Loans were provided, and the pilot program of real estate investment trusts (REITs) was steadily promoted.

On November 14, 2022 China Banking and Insurance Regulatory Commission, the Ministry of Housing and Urban-Rural Development and the Central Bank issued the “Notice on the Relevant Work of Commercial Banks Issuing letters of Guarantee to Replace the Pre-sale Supervision Funds” (the “Pre-sale Supervision Funds Notice”). Commercial banks’ house related credit business is expected to expand. The “Financial Support for Real Estate Notice” issued sixteen measures to generate power at both supply and demand ends, it further clarifies the support policies for housing credit. Many policies have been implemented at the document system level for the first time, or will push banks to increase their support for the real estate market. It is expected to modify the conservative attitude of commercial banks to intervene in the development loan market and support the reasonable demand for individual housing loans.

1)	The existing debt financing of real estate enterprises shall be reasonably extended. Reasonable extension arrangements will be made for the existing financing such as real estate development loans and trust loans, with an additional extension of one year for those due in the next six months, and the credit rating will not be downgraded or credit information will not be changed. The “Financial Support for Real Estate Notice” is the first time to mention the support policy for trust loans, which may help banks to enhance the risk appetite of house related businesses, especially private real estate enterprises.

2)	Extend the transition period of the real estate concentration management policy arrangement. For the real estate concentration management requirements of banking financial institutions established by the end of 2020 that cannot meet the standards as scheduled due to the epidemic and other reasons, the transition period can be reasonably extended based on the actual situation through objective assessment. The phased “relaxation” of management requirements will help banks to participate in the real estate credit market in a reasonable manner based on the actual situation.

3)	Emphasis on doing a good job to provide financial services for “delivery guarantee building”. Supporting the State Development bank, the Agricultural Development Bank and other institutions to provide special loans for real estate enterprises to “delivery guarantee building” and providing supporting financing for special loans projects, will further resolve the risks of individual housing loans that are not yet delivered.

4)	Add exemption clause to relieve worries. If the participation in the newly issued supporting financing of the delivery guarantee building is bad, the relevant institutions and personnel shall perform their duties and be exempted from liability, which will boost the initiative of the relevant institutions to participate in such projects. With the introduction of the policy of replacing pre-sale supervision funds with letters of guarantee, real estate enterprises are facing significate liquidity benefits. According to the “Notice on Pre-sale Supervision Funds”, high-quality real estate enterprises can apply to banks for a letter of guarantee to replace the pre-sale supervision funds, which is a significant benefit to the short-term liquidity of real estate. According to the regulatory requirements, the replacement funds of real estate enterprises are given priority to use for project construction and repayment of debts due. On the one hand, the replacement funds can directly relieve the liquidity pressure of real estate enterprises and improve the cash flow of enterprises; On the other hand, it is good for real estate enterprises to activate the pre-sale funds to complete the project delivery, promote the “delivery guarantee building” in an orderly manner, strengthen the signal “stability maintenance” in the real estate market, and promote the recovery of the sales side, so as to substantially improve the debt repayment ability of real estate enterprises, especially private real estate enterprises, and the risks of banks involved in real estate can be mitigated.

The upper limit of the replacement quota and the term of the letter of guarantee are clearly stipulated, and the bank risk is guaranteed. According to the “Notice on Pre-sale Supervision Funds”, the replacement amount of the real estate enterprise shall not exceed 30% of the amount of funds required to ensure the completion and delivery of the project in the supervision account. At the same time, the term of the letter of guarantee shall be matched with the project construction period to ensure that the replacement funds are used for the project construction. At the regulatory level, there are clear provisions on the quota for the replacement of real estate enterprises and the term of the letter of guarantee, which not only improves the utilisation efficiency of the use of pre-sale supervision funds, but also ensures the capital safety to the greatest extent and reduces the credit risk of banks.

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

The Company received the National Grade-I real-estate development qualification granted by the Ministry of Housing and Urban-Rural Development of the People’s Republic of China (“MOHURD”) on October 12, 2011. The Company is not required to renew the National Grade-I real-estate development qualification after it passed the initial qualification application set out by the MOHURD. The Grade-I real-estate development qualification is the highest qualification for real-estate developers in China and requires meeting several strict criteria, including:

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2022 consisted of 38 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2022, the Company had security deposits for these guarantees of approximately $3.0 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of Nil square meters as of September 30, 2020. The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2022, the unsold GFA was 78,677 square meters; un-allocated costs was $20,672,000.

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2022, the unsold GFA was 53,506 square meters; un-allocated costs was $17,425,514.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2021, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of Nil square meters. Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,991 square meters. The construction was completed in fiscal 2015. As of September 30, 2022, the unsold GFA of Yangzhou Pearl Garden Phase II was 10,545 square meters; un-allocated costs was $2,039,912.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,059 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed during the year ended September 30, 2021. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2022, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 87,989 square meters; un-allocated costs was $34,635,104.

The following table sets forth our real estate projects in the year ended September 30, 2022:

				Unsold GFA as
			GFA sold / disposed	of September 30,
Project Name	Location	Type of Buildings	during the year	2022
Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	1,138	78,677

Oriental Pearl Garden	Hanzhong City	High-rise residential	363	53,506

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential		10,545
Yangzhou Palace	Yang County	High-rise residential	14,681	87,989
Total			16,182	230,717

(1)	The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

●	for properties that are sold, the stated GFA is based on sales contracts relating to such property;

●	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

●	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of approximately $16.8 million (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2022, a deposit of approximately $2.2 million was paid by the Company (2021- $2.0 million). The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2022 and 2021, no suppliers accounted for more than 10% of the total project expenditures

Competition

The real estate industry in China is highly competitive. In the Tier 3 and Tier 4 cities and counties that we focus on, the markets are relatively more fragmented than in the Tier 1 or Tier 2 cities. We compete primarily with regional property developers and an increasing number of large national property developers who have also started to enter these markets. Competitive factors include the geographical location of the projects, the types of products offered, brand recognition, price, designing and quality. In the regional markets in which we operate, our major competitors include regional real estate developers Wanbang Real Estate Development Co. Ltd. (“Wanbang”), Jingtai Real Estate Development Co. Ltd. (“Jingtai”) and Shaanxi Fenghui Real Estate Development Co. Ltd. (“Fenghui”) as well as other national real estate developers such as Evergrande Real Estate Group (“Evergrande”) who have also started their projects in these local markets.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2022, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and records. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2022, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 90 full-time employees  .

Department
Management	15
Accounting Staff	11
Sales and marketing staff	38
Administrative	26
Total	90

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

Selected Condensed Consolidated Financial Schedule of the Company and its Subsidiaries and the VIE

The following tables present selected condensed consolidating financial data of the Company and its subsidiaries and the VIE for the fiscal years ended September 30, 2022 and 2021, and balance sheet data as of September 30, 2022 and 2021, which have been derived from our consolidated financial statements for those years.

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$—	$9,577,405	$—	$9,577,405
Income from equity method investment	$(87,959,503)	$—	$—	$87,959,503	$—
Net income (loss)	$(108,124,682)	$(65)	$(87,959,438)	$87,959,503	$(108,124,682)
Comprehensive income (loss)	$(119,559,356)	$(65)	$(99,394,112)	$99,394,177	$(119,559,356)

	For the Year Ended September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$—	$58,915,239	$—	$58,915,239
Income from equity method investment	$6,643,438	$—	$—	$(6,643,438)	$—
Net income (loss)	$6,375,438	$(12,000)	$6,387,438	$(6,375,438)	$6,375,438
Comprehensive income (loss)	$15,763,825	$(12,000)	$15,775,825	$(15,763,825)	$15,763,825

SELECTED CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$1,074,440	$2,000	$283,777	$—	$1,360,217
Investments in subsidiaries and VIE	$94,868,534	$—	$—	$(94,868,534)	$—
Total assets	$123,043,589	$(70)	$280,939,924	$(96,596,049)	$307,387,394
Total liabilities	$3,597,919	$669,765	$183,674,040	$—	$187,941,724
Total shareholders’ equity	$119,445,670	$(669,835)	$97,265,884	$(96,596,049)	$119,445,670
Total liabilities and shareholders’ deficit	$123,043,589	$(70)	$280,939,924	$(96,596,049)	$307,387,394

	As of September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$—	$—	$170,001	$—	$170,001
Investments in subsidiaries and VIE	$194,262,711	$—	$—	$(194,262,711)	$—
Total assets	$194,262,711	$371,230	$384,629,333	$(194,262,711)	$385,000,563
Total liabilities	$3,565,000	$1,266,921	$189,470,931	$—	$194,302,852
Total shareholders’ equity	$190,697,711	$(895,691)	$195,158,402	$(194,262,711)	$190,697,711
Total liabilities and shareholders’ deficit	$194,262,711	$371,230	$384,629,333	$(194,262,711)	$385,000,563

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash (used in) operating activities	$(925,560)	$2,000	$166,053	$—	$(757,507)
Net cash provided by investing activities	$(26,936,915)	$—	$—	$—	$(26,936,915)
Net cash used in financing activities	$28,936,915	$—	$—	$—	$28,936,915

For the Year Ended September 30, 2021
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash (used in) operating activities	$—	$—	$(604,167)	$—	$(604,167)
Net cash provided by investing activities	$—	$—	$—	$—	$—
Net cash used in financing activities	$—	$—	$—	$—	$—

Transfers of Cash to and from Our VIE

Green Giant Inc. is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiary and VIE in China. As a result, although other means are available for us to obtain financing at the holding company level, Green Giant Inc.’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries and license and service fees paid by our PRC consolidated affiliated entities. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to Green Giant Inc. In addition, our PRC subsidiary and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a liquidation of the companies.

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

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Guangsha to Shaanxi HGS, pursuant to VIE Agreements between them, and the distribution of such payments to HGS Investment as dividends from Shaanxi HGS. Certain payments from Guangsha to Shaanxi HGS are subject to PRC taxes, including business taxes and VAT. During the year ended September 30, 2022 and 2021, Guangsha made no payments to Shaanxi HGS. For the years ended September 30, 2022 and 2021, there was no cash transferred between the Company and Guangsha (our VIE).

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

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, might have an adverse effect on our results of operations and the PRC property market. In 2022, the overall risk remained in Tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. For the years ended September 30, 2022 and 2021, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2022 and 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.87 million  and $66 million, respectively. As of September 30, 2022 and 2021, the amount of security deposits provided for these guarantees was approximately $2.2 million and $3.3 million, respectively, and the Company believes that such reserves are sufficient. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

As of September 30, 2022, we had large construction loans payable of approximately $108.37 million . These loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2022. To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include: (i) provide more U.S. GAAP knowledge and SEC reporting requirement training for the accounting department and establish formal policies and procedures for an internal audit function; and (ii) implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies. Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of September 30, 2022 and 2021, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees. If we fail to make contributions to various employee benefits plans in strict compliance with applicable PRC labor-related laws and regulations may subject us to late payment penalties, and we could also be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (’‘New Income Tax Law’’), which took effect on January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (’‘Implementation Rules’’) were also enacted and took effect on January 1, 2008. In accordance with the new laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

Under the New Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their ’‘de facto management body’’ within the PRC. Under the Implementation Rules, ’‘de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a ’‘de facto management body’’ in China. All of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the limited history of the New Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

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

Although the audit report included in this annual report is prepared by U.S. auditors who are currently inspected by the PCAOB, there is no guarantee that future audit reports will be prepared by auditors inspected by the PCAOB and, as such, in the future investors may be deprived of the benefits of such inspection. Furthermore, trading in our securities may be prohibited under the HFCA Act if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards.

Although currently we operates substantially in mainland China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Inspections of other auditors conducted by the PCAOB outside mainland China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of the PCAOB inspections of audit work undertaken in mainland China prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, if there is any component of our auditor’s work papers become located in mainland China in the future, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular mainland China’s, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three and would reduce the time before our securities may be prohibited from trading or delisted. On September 22, 2021, the PCAOB adopted a final rule implementing the AHFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the AHFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCA Act. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. Our auditor, OneStop Assurance PAC, is headquartered in Singapore, not mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Therefore, our auditor is not currently subject to the determinations announced by the PCAOB on December 16, 2021, and it is currently subject to the PCAOB inspections.

While our auditor is based in the U.S. and is registered with the PCAOB and has been inspected by the PCAOB on a regular basis, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist our securities. In addition, the recent developments would add uncertainties to the listing of our securities and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the above rules will entail or what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the above amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time.

On August 26, 2022, the PCAOB signed Statement of Protocol (the “SOP”) Agreement with the CSRC and China’s Ministry of Finance. The SOP Agreement, together with two protocol agreements (collectively, “SOP Agreements”), governs inspections and investigations of audit firms based in mainland China and Hong Kong, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. Delisting of our common stock would force holders of our common stock to sell their shares of common stock. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact the operating entities’ business and our offerings.

On December 28, 2021, the CAC, together with 12 other governmental departments of the PRC, jointly promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries.

On November 14, 2021, the CAC published the Security Administration Draft, which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Security Administration Draft was December 13, 2021.

As of the date of this annual report, we have not received any notice from any authorities identifying any of the operating entities as a CIIO or requiring any of the operating entities to go through cybersecurity review or network data security review by the CAC. As the Cybersecurity Review Measures became effective and if the Security Administration Draft is enacted as proposed, we believe that our operating entity, Guangsha’s operations and our listing will not be affected and that the operating entities are not subject to cybersecurity review or network data security review by the CAC, given that: (i) Guangsha engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties, therefore it is unlikely to be classified as a CIIO by the PRC regulatory agencies; (ii) Guangsha possesses personal data of fewer than one million individual clients in its business operations as of the date of this annual report and do not anticipate that Guangsha will be collecting over one million users’ personal information in the near future, which we understand might otherwise subject Guangsha to the Cybersecurity Review Measures; and (iii) since Guangsha are in real estate development, data processed in their business is unlikely to have a bearing on national security and therefore is unlikely to be classified as core or important data by the authorities. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, the operating entities will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on them. We cannot guarantee, however, that our operating entity in mainland China will not be subject to cybersecurity review and network data security review in the future. During such reviews, our operating entity in mainland China may be required to suspend its operations or experience other disruptions to its operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of Guangsha’s managerial and financial resources, which could materially and adversely affect its business, financial conditions, and results of operations and our offerings.

The Opinions recently issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council may subject the operating entities to additional compliance requirement in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject the operating entities to additional compliance requirement in the future. As the Opinions were recently issued, official guidance and interpretation of the Opinions remain unclear in several respects at this time. Therefore, we cannot assure you that the operating entities will remain fully compliant with all new regulatory requirements of the Opinions or any future implementation rules on a timely basis, or at all.

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

The VIE contributed 60% and 100% of the Company’s consolidated results of operations for the years ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the VIE accounted for approximately 93% of the consolidated total assets and 97% of total liabilities of the Company, respectively.

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

Our PRC counsel, Shaanxi Jiameng Law Firm, has advised us that the ownership structure of the PRC entities does not violate PRC laws or regulations currently in effect, and that the contractual arrangements are valid, binding and enforceable, and do not result in any violation of PRC laws or regulations currently in effect. However, there are substantial uncertainties regarding the interpretation and application of current PRC Laws, and there can be no assurance that the PRC government will ultimately take a view that is consistent with such opinion.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The Company’s principal administrative, sales, and marketing facilities are located at 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province. The Company built the office building in which its headquarters are located and owns the floor that houses its headquarters. In addition, the Company also owns a sales office in Yang County. See Item 1. Business — Overview.

ITEM 3.  Legal Proceedings

There are six on-going legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Some of the Company’s property is the subject of on-going legal proceedings.

1)	Case between the labor contract dispute between Wangcang County Lexin Labor Service Co., Ltd. and Zhejiang Hongcheng Construction Group Co., Ltd., Zhejiang Hongcheng Construction Group Co., Ltd. Xi 'an Branch and Shaanxi Guangsha Investment Development Group Co., Ltd. Hongcheng Company was judged to compensate Lexin Company, and Shaanxi Guangsha Company was jointly and severally liable, with an execution amount of $3,373,867.

2)	Related to the above Case 1 disputes between Zhejiang Hongcheng Construction Group Co., Ltd. and Shaanxi Guangsha Investment Development Group Co., Ltd. on the construction project contract. The execution target of this case is $9,091,868 million inchuding $3,373,867 in Case 1.

3)	Case between Hantai District Commuity Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by Hanzhong Hantai District Court to the settle the amount of $131,498 and it is still outstanding as at September 30, 2022..

4)	Case between Hanzhong City Puyang Plumber Agency Co., Ltd and Shaanxi Guangsha Investment Development Group Co., Ltd., was settled.

5)	Two individuals of property buyers Hanshen Lu & Xin Lu and Shaanxi Guangsha Investment Development Group Co., Ltd., was settled.

6)

Dispute between an disclosed property buyer and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by local court to pay the plaintiff of $127,979 which is still outstanding as at September 30, 2022.

The Company acrrued $9,351,344 for the above six cases in the current fiscal year as the contingency liabilities could not be quantified till nearby current fiscal year or within current fiscal year as at September 30, 2022

ITEM 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our common stock is currently quoted on the NASDAQ Capital Market under the symbol “GGE.” Between September 13, 2010 and July 19, 2012, our common stock was quoted on the NASDAQ Global Market under the symbol “HGSH.” Prior to our listing on the NASDAQ Global Market, our common stock was quoted on the OTC Bulletin Board under the symbol “CAHS.” The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated.

FISCAL 2022	High	Low
1st Quarter Ended December 31, 2021	$2.06	$1.97
2nd Quarter Ended March 31,2022	$3.20	$2.91
3rd Quarter Ended June 30, 2022	$1.51	$1.41
4th Quarter Ended September 30, 2022	$1.21	$1.05

FISCAL 2021	High	Low
1st Quarter Ended December 31, 2020	$5.40	$0.99
2nd Quarter Ended March 31,2021	$3.38	$1.51
3rd Quarter Ended June 30, 2021	$2.61	$1.53
4th Quarter Ended September 30, 2021	$2.82	$1.40

Holders

According to the records of our transfer agent, the Company had   310 stockholders of record as of September 30, 2022.

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

Stock Performance Graph

The following graph presents a comparison of the performance of our common stock with that of the NASDAQ Composite Index and the NASDAQ Capital Market Composite Index from September 30, 2011 to September 30, 2022. The graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

	30-Sep-11	30-Sep-12	30-Sep-13	30-Sep-14	30-Sep-15	30-Sep-16	30-Sep-17	30-Sep-18	30-Sep-19	30-Sep-20	30-Sep-21	30-Sep-22
Green Giant Inc.	32.30	6.22	183.97	121.77	40.76	56.46	31.81	29.43	16.99	25.84	36.12	12.60
Nasdaq Composite Index	101.97	131.56	159.23	189.70	195.06	224.27	274.25	339.71	337.72	471.48	612.7 0	446.50
NASDAQ Capital Market Composite	85.00	109.49	134.77	129.00	109.75	113.45	140.98	160.45	136.85	162.44	220.42	113.50

*$100 invested at closing prices on September 30, 2010 in our common stock or in a stock index.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our equity compensation plan.

Purchase of Equity Securities by Our Company and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

During the fiscal years ended September 30, 2022 and 2021, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2022 and 2021 and current reports on Form 8-K.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Green Giant Inc. for the fiscal years ended September 30, 2022 and 2021 and should be read in conjunction with such financial statements and related notes included in this report.

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

For the fiscal year of 2022, our sales and net loss were approximately $9.1 million and $108.1 million, representing a decrease of approximately 84.5% and 1796.0% from fiscal 2021, respectively. The year-over-year decrease was mainly caused by the following reasons: 1) The macro-control of the real estate market by the Chinese government, mainly suppressed in the past 12 months; 2) China's economic downturn due to repeated epidemic; 3) Lower disposable income resulted in the decreased demand for housing; 4) The Company is a real estate developer in the third and fourth tier cities in China, the decline in house prices is especially obvious than that in the first tier and second tier cities. For the fiscal year of 2022, our average selling price (“ASP”) for real estate projects located in Yang County was approximately $524 per square meter, decreased from ASP of $585.7 per square meter in fiscal 2021 due to less commercial units sold in Yangzhou Palace during fiscal 2022. The ASP of our Hanzhong real estate projects was approximately $629 per square meter for the fiscal year of 2022, compared to the ASP of $638 per square meter for fiscal 2021 due to the increased market price in the Hangzhong area.

Market Outlook

On November 11, 2022 the People’s Bank of China and the China Banking and Insurance Regulatory Commission issued “Yin Fa [2022] No. 254 “Notice on Supporting the Stable and Healthy Development of the Real Estate Market" to support the stable and healthy development of the real estate market.

On November 14, 2022 China Banking and Insurance Regulatory Commission, the Ministry of Housing and Urban-Rural Development and the Central Bank issued the “Notice on the Relevant Work of Commercial Banks Issuing letters of Guarantee to Replace the Pre-sale Supervision Funds” (the "Pre-sale Supervision Funds Notice"). Commercial banks' house related credit business is expected to expand. The "Financial Support for Real Estate Notice" issued sixteen measures to generate power at both supply and demand ends, it further clarifies the support policies for housing credit. Many policies have been implemented at the document system level for the first time, or will push banks to increase their support for the real estate market. It is expected to positively affect the conservative attitude of commercial banks to intervene in the development of loan market and support the increasing demand from home buyers for mortagage loans.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. For the year ended September 30, 2022, the COVID-19 pandemic did not have did have a material net impact on the Company’s financial position and operating results, espeically Yang County which is operation was shut down. On and off from August 2022 onwards The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

Liangzhou road related projects

In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (“Liangzhou Road Project”). Pursuant to the Liangzhou Agreement, the Company was contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and width of 30 meters and to resettle the existing residents in the Liangzhou Road area. The government’s original road construction budget was approximately $33million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu (approximately 65 acres) land use rights in a specified residential zone of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou Road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company was authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project.

As of September 30, 2022, the actual costs incurred by the Company were approximately $ 173.3  million  (September 30, 2021 - 180.4 million). The Liangzhou Road related projects mainly consists of Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area:

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

Road Construction

Other road construction projects mainly included the Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years after completion of the project with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (which as of September 30, 2022 –was 4.75%). The local government’s repayment could be used by the Company to reduce local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in the process of government review and approval.  For the year ended September 30, 2022, the Company received local government’ installment payments of approximately $2.1 million and the final payment approximately of $4.5 million is pending the local government’s approval . The installment received was included in the Company’s customer deposits as of September 30, 2022.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads  with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2022, the local government was still in the process of assessing the budget for these projects, which is expected to be completed in fiscal 2023.

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

RESULTS OF OPERATIONS

Year ended September 30, 2022 as compared to year ended September 30, 2021

Revenues

The following is a breakdown of revenue for the years ended September 30, 2022 and 2021:

	For the years ended September 30,
	2022	2021
Revenue recognized for completed condominium real estate projects,	$9,577,405	$58,915,239
Less: sales tax	(505,652)	(424,074)
Revenue net of sales tax	$9,071,753	$58,491,165

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For the Years Ended September 30,
	2022		2021			Variance
	Revenue	%	Revenue	%	Variance	%
Projects:
Yangzhou Pearl Garden Phase I and II	$—	—%	$564,758	1.0%	$(564,758)	(100.0)%
Oriental Pearl Garden	810,220	8.5%	2,186,355	3.7%	(1,376,135)	(62.9)%
Nanyuan II Project	—	—%	43,625,590	74.0%	(43,625,590)	(100.0)%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	1,063,278	11.1%	768,494	1.3%	294,784	38.4%
Yangzhou Palace	7,703,907	80.4%	11,770,042	20.0%	(4,066,135)	(34.6)%
Total Revenue	9,577,405	100.0%	58,915,239	100%	(49,337,834)	(83.7)%
Sales Tax	(505,652)	—	(424,074)	—	(81,578)	(19.2)%
Revenue net of sales tax	$9,071,753	—	$58,491,165		$(49,419,412)	(84.5)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to last year, revenues before sales tax decreased by $49.4 million to approximately $9.6 million for the year ended September 30, 2022. The total GFA sold for the remaining real estate projects during the year September 30, 2022 and 2021 was 16,182 square meters and 25,687 square meters, respectively. The sales tax for the years ended September 30, 2022 was approximately $0.5 million, decreased by 19.2% from fiscal 2021, consistent with the decreased revenue in fiscal 2022.

The year-over-year decrease in revenue was mainly caused by the following reasons: 1) The macro-control of the real estate market by the Chinese government, mainly suppressed in the past 12 months; 2)China's economic downturn due to recurring epidemic; 3) Lower disposable income resulted in the decreased demand for housing; 4) The Company is a real estate developer in the third and fourth tier cities in China, the decline in house prices is especially obvious than that in the first tier and second tier cities.

Cost of sales

The following table sets forth a breakdown of our cost of revenues for the years indicated.

	For the Years Ended September 30,
	2022		2021			Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$582,548	10.6%	$4,418,450	9.5%	$(3,835,902)	(86.8)%
Construction costs	4,906,863	89.4%	42,091,551	90.5%	(37,184,688)	(88.3)%
Total	$5,489,411	100.0%	$46,510,001	100%	$(41,020,590)	(88.2)%

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

Cost of sales was approximately $5.5 million for the year ended September 30, 2022 compared to $46.5 million for last year. It was mainly attributable to limited GFA sold for the year ended September 30, 2022.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2022 were approximately $0.6 million, as compared to approximately $4.4 million for fiscal 2021, representing an decrease of approximately $3.8 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in fiscal 2022 was significantly decreased from previous year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2022 were approximately $4.9 million as compared to approximately $42.1 million for last year, representing a decrease of approximately $37.2 million. The decrease in construction cost was due to less real estate property units sold during fiscal 2022.

Gross profits

Gross profit was approximately $3.6million for the year ended September 30, 2022 as compared to gross profit of approximately $12.0 million in the prior year, representing an decrease of $8.4 million. The gross margin was 37.4%  in fiscal 2022  as compared to gross margin of 17.1% in last year due to the revenue structure change. The GFA of commercial store-fronts is higher than residential buildings in fiscal 2022 and the average selling price of commercial store-fronts is also much higher than previous year.

	For the Year Ended September 30
	2022		2021
	Gross	Gross	Gross	Gross		Variance
Project	Profit	Margin	Profit	Margin	Variance	%
Yangzhou Pearl Garden Phase I and II	$—	—	$122,007	22%	$(122,007)	(100.0)%
Yangzhou Palace	3,028,858	39.3%	2,822,485	24%	206,373	7.3%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	431,523	40.6%	211,825	28%	219,698	103.7%
Nanyuan II project	—	%	8,619,750	20%	(8,619,750)	(100.0)%
Oriental Pearl Garden	627,613	77.5%	629,171	29%	(1,558)	(0.2)%
Sales Tax	(505,652)	—	(424,074)	—	(81,578)	(19.2)%
Impairment losses on real estate property development completed	—	—	—	—	—	—%
Total Gross Profit	$3,582,342	37.4%	$11,981,164	20.3%	$(8,398,822)	(70.1)%

Operating expenses

The following table presents our operating expenses by nature for the periods indicated:

	For the years ended September 30,
	2022	2021
General and administrative expenses	$31,198,365	$2,691,170
Selling expenses	361,746	186,886
Impairment of contract assets	5,264,748	—
Impairment of real estate property under development	73,624,727	—
Total operating expenses	$110,449,586	$2,878,056
Percentage of revenue after sales tax	1,217.5%	4.9%

General and administrative expenses were $31,198,365 for 2022 compared to $2,691,170 for 2021. The year-on-year increase for 2022 was $28,507,195 mainly attributable to the issuance of 5,990,000 common shares to the Consultants being fully paid in RMB126.9 million (US$19.4 million) when issued and litigation case of construction contract dispute with Zhejiang Hongcheng Construction Group Co., Ltd. in amount of RMB64.68 million (US$9.87 million)

Interest expense, net

Net interest income  was less than $0.1 million for the year ended September 30, 2022 and 2021.

Other income, net

For the year ended September 30, 2022, the Company had other expense of $1.3 million due to the fact that the payment for laws.

Income taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the years ended September 30, 2022 and 2021, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2022, the Company’s effective income tax rate was 6%, increased from effective income tax rate of 28% for the year ended September 30, 2021. The lower effective income tax rate in fiscal 2022 was caused by the loss in fiscal year 2022.

Net income

We reported net loss of approximately $108.1million for the year ended September 30, 2022, as compared to the net income approximately $6.4 million for fiscal 2021. The decrease of $114.5 million in our net income was primarily due to more revenue reported for fiscal 2021 as discussed above under Revenues and Gross Profit

Other comprehensive income

We operate primarily in the PRC and the functional currency of our operating subsidiary is the Chinese Renminbi (“RMB”). The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Translation adjustments amounted to approximately $11.4 million and $9.4million for the years ended September 30, 2022 and 2021, respectively. The balance sheet amounts with the exception of equity at September 30, 2022 were translated at RMB7.1135 to 1.00 USD as compared to 6.4434 RMB to 1.00 USD at September 30, 2021. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2022 and 2021 were 6.5532 RMB to 1.00 USD and 6.5072 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Cash Flow

Year ended September 30, 2022 as compared to year ended September 30, 2021

Comparison of cash flows results for the fiscal year ended September 30, 2022 and fiscal year ended September 30, 2021 are summarized as follows:

	For the years ended September 30,
	2022	2021	Variance
Net cash (used in) provided by operating activities	$(757,507)	$(604,167)	$(153,340)
Net Cash Used in Investing Activities	(26,936,915)	—	(26,936,915)
Net cash (used in) provided by financing activities	$28,936,915	$—	$28,936,915
Effect of changes of foreign exchange rate on cash	$(339,505)	$201,820	$(541,325)
Net (decrease) in cash	$902,988	$(402,347)	$1,305,335

Operating activities

Net cash used in operating activities during fiscal 2022 was approximately $0.8 million, consisting of net loss of approximately $108.1 million, net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $5.5 million due to the sales of real estate properties, a $8.4 million increase in other payables to suppliers and an increase of $9.5 million in Accrued expenses.

Investing activities

Net cash used in investing activities during fiscal 2022 was approximately $26.9 million, which mainly included the payment for energy equipment.

Financing activities

Net cash provided by financing activities during fiscal 2022 was $28.9 million while net cash provided by financing activities during fiscal 2021 was nil.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as security for the Company’s obligations under such guarantees, restricted cash of at least 5% of the mortgage proceeds. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2022 and September 30, 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.87   million and $66.0 million, respectively. As of September 30, 2022 and September 30, 2021, the amount of security deposits provided for these guarantees was approximately $1.78 million and $3.3 million, respectively, and the Company believes that such reserves are sufficient.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2022, the Company recognized $67.8 million impairment for real estate property under development.

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

Subsequent Events

On January 12, 2023, the Company and FT Global Capital Inc. (“FT Global”) entered into a settlement agreement (the “FT Global Settlement Agreement”), pursuant to which FT Global has waived all claims and liabilities against the Company in connection with the Company’s private placement in October 2022 and terminated the Exclusive Placement Agent Agreement entered by and between the Company and FT Global in May 2022. Under the terms of the FT Global Settlement Agreement, the Company is obligated to pay to FT Global cash compensation of $40,000 and share compensation of 40,000 shares of the Company’s restricted common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

GREEN GIANT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Giant Inc. (formerly China HGS Real Estate Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Giant. Inc. (formerly China HGS Real Estate Inc.) and subsidiaries (the “Company”) as of September 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2022, the Company’s real estate sales was $9.6 million decreased by 83.7% from 58.9 million in the previous period, and the operating losses is $106.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern

Description of the Matter

At September 30, 2022, the Company’s real estate sales was $9.6 million. decreased by 83.7% from $58.9  million in the previous period, and the operating losses is $106.9 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to transforming and expanding to provide an energy storage integrated solution. However, there is no assurance that the measures can be achieved as planned.

This significant unusual situation is a critical audit matter as it relates to a material disclosure of going concern and involved complex estimation by management and its judgement.

How we Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●     Obtaining an understanding, and evaluating management’s assessment on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time;

●     Assessing the management’s plans and obtaining sufficient appropriate audit evidence to determine whether or not substantial doubt can be alleviated or still exists;

●     Reviewing the relevant disclosures to the consolidated financial statements.

Impairment of long-lived assets related to Real estate property under development

Description of the Matter

At September 30, 2022, the Company’s book value of Real estate property under development was $145.3 million. As discussed in Note 2 to the consolidated financial statements, real estate property under development is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets related to Real estate property under development is a critical audit matter as there was significant judgment made by management estimating the discount rate and discounting period. This in turn led to a high degree of auditor judgment, and effort in performing procedures to evaluate the significant assumptions in the value in use estimate.

How we Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These audit procedures included:

●     evaluating the estimation methodology and testing the aforementioned significant assumptions and the completeness, accuracy, and relevance of underlying data used.

●     significant assumptions were compared to current available economic trends data and known regulatory changes and evaluations were made of how changes to such assumptions, and other factors would affect the outcomes.

●     assess the arithmetical correctness of the valuation model and the completeness of disclosures in the consolidated financial statements.

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

The Company generates revenue from real estate sales of condominiums and commercial properties which are recognized when or as the control of the asset is transferred to the customer. Other than the sale of individual condominium units for which there were no sales during the year ended September 30, 2022, revenue is recognized at a point in time when the customer obtains control of the asset.

How we Addressed the Matter in Our Audit

We identified revenue recognition as a critical audit matter due to the significant management judgment in determining revenue recognition for these customer agreements. This required a high degree of professional judgment and additional effort was required in performing the audit procedures to evaluate the methodology.

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

/s/ OneStop Assurance PAC

We have served as the Company’s auditors since 2022.

Singapore

January 13, 2023

PCAOB Register Number 6732

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Giant Inc. (formerly China HGS Real Estate Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Green Giant Inc. (formerly China HGS Real Estate Inc.) (the “Company”) as of September 30, 2021, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of real estate property

As described in Note 2 to the consolidated financial statements, the Company tests real estate completed and under development for recoverability when events or changes in circumstances indicate that its carrying value may not be recoverable. Management determines whether impairment has occurred by comparing each property’s fair value determined utilizing future estimated undiscounted cash flows to the property’s carrying value.

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

The primary procedures we performed to address this critical audit matter included the following: We obtained an understanding and evaluated the design of control over management’s evaluation of recoverability of real estate property assets, including key inputs utilized in estimating the undiscounted future cash flows from sales. We reviewed and tested the undiscounted cash flow analysis, including estimates of timing of sales and estimated sales proceeds, for each real estate asset with possible impairment indicators by evaluating the source information and assumptions used by management and tested the mathematical accuracy of the calculations. We made inquiries of management regarding the current state of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions utilized for the properties. We also obtained and reviewed the independent valuation reports issued by the independent valuation firm on the properties, noting the valuation methodology and assumptions used in the determination of the related fair value of the property as well as the relevant qualifications, and experience of the firm in the preparation of the valuation reports.

Revenue Recognition

As disclosed in Note 2 to the consolidated financial statements, the Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606- “Revenue from Contracts with Customers,” (“ASC 606”). Under ASC 606, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services.

The Company generates revenue from real estate sales of condominiums and commercial properties which are recognized when: a) construction is beyond a preliminary stage; b) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest; c) sufficient units have already been sold to assure that the entire property will not revert to rental property; d) sale prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Other than the sale of individual condominium units for which there were no sales during the year ended September 30, 2021, revenue is recognized at a point in time when the customer obtains control of the asset.

We identified revenue recognition as a critical audit matter due to the significant management judgment in determining revenue recognition for these customer agreements. This required a high degree of auditor judgment and additional effort was required in performing the audit procedures to evaluate the methodology.

The primary procedures we performed to address this critical audit matter included the following: We obtained an understanding and evaluated the design of internal control that addressed the risks of material misstatement relating to revenue recognition. We evaluated management’s significant accounting policies related to these customer agreements for reasonableness. We obtained and read a sample of the agreements and evaluated management’s assumptions used to identify performance obligation and the price for the performance obligation, identified and reviewed unique contract terms that may impact the timing and amount of revenue recognized and identified the pattern of delivery, transfer of control and appropriateness of management’s application of accounting policies in accordance with ASC Topic 606.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditors from December 2020 to August 2022.

Flushing, New York

January 13, 2022

PCAOB ID: 2388

GREEN GIANT INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
ASSETS
Cash	$1,360,217	$170,001
Restricted cash	3,007,960	3,295,188
Contract assets	7,628,770	13,723,793
Real estate property-development completed	74,772,530	88,145,841
Other assets	3,767,190	8,358,925
Prepayment for energy equipment	26,936,915	—
Property,plant and equipment,net	483,219	558,086
Security deposits	1,771,019	1,955,202
Real estate property under development	145,300,588	222,458,149
Due from local government- property development completed	42,358,986	46,335,378
Total Assets	$307,387,394	$385,000,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$108,366,351	$119,636,222
Accounts payable	10,606,635	18,259,151
Other payables	13,578,713	6,430,992
Construction deposits	3,029,565	3,344,917
Contract liabilities	1,989,898	1,886,075
Customer deposits	19,842,768	19,803,917
Accrued expenses	10,547,436	1,987,567
Taxes payable	19,980,358	22,954,011
Total liabilities	187,941,724	194,302,852

Commitments and Contingencies
Stockholders’ equity*
Commons stock,$0.001 par value,200,000,000 shares authorized;46,464,929 and 25,617,807 shares outstanding as at September 30, 2022 and September 30,2021	46,464	25,617
Additional paid-in capital	184,821,771	136,535,303
Statutory surplus	11,095,939	11,095,939
Retained earnings	(67,432,727)	40,691,955
Accumulated other comprehensive loss	(9,085,777)	2,348,897
Total stockholders’ equity	119,445,670	190,697,711
Total Liabilities and Stockholders’ Equity	$307,387,394	$385,000,563

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2022 and 2021

	2022	2021
Real estate sales	$9,577,405	$58,915,239
Less: Sales tax	(505,652)	(424,074)
Cost of real estate sales	5,489,411	46,510,001
Gross profit	3,582,342	11,981,164
Operating expenses
Selling and distribution expenses	361,746	186,886
General and administrative expenses	31,198,365	2,691,170
Impairment of contract assets	5,264,748	—
Impairment of real estate property under development	73,624,727	—
Total operating expenses	110,449,586	2,878,056
Operating (loss)income	(106,867,244)	9,103,108
Interest income, net	5,927	5,690
Other expense, net	(1,263,365)	(246,814)
Income before income taxes	(108,124,682)	8,861,984
Provision for income taxes		2,486,546
Net (loss)income	(108,124,682)	6,375,438
Other comprehensive income:
Foreign currency translation adjustment	(11,434,674)	9,388,387
Comprehensive (loss) income	$(119,559,356)	$15,763,825
Basic and diluted income per common share*:
Basic	$(2.99)	$0.27
Diluted	$(2.16)	$0.27
Weighted average common shares outstanding*:
Basic	36,189,189	23,944,328
Diluted	50,055,537	23,944,328

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive
	Shares*	Amount	Capital	Reserve	Earnings(Deficit)	Income (Loss)	Total
Balance at September 30, 2020	22,525,693	22,525	129,930,330	10,458,395	34,954,061	(7,039,490)	168,325,821
Issurance of shares for debt settlement	3,092,114	3,092	6,604,973				6,608,065
Net income	—	—	—	—	6,375,438	—	6,375,438
Appropriation to statutory reserve	—	—	—	637,544	(637,544)	—	—
Foreign currency translation adjustments	—	—	—	—	—	9,388,387	9,388,387
Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Private placements	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income	—	—	—	—	(108,124,682)	—	(108,124,682)
Appropriation to statutory reserve	—	—	—	—	—	—	—
Share-based compensation	6,000,000	6,000	19,364,400	—	—	—	19,370,400
Foreign currency translation adjustments	—	—	—	—	—	(11,434,674)	(11,434,674)
Balance at September 30, 2022	46,464,929	$46,464	$184,821,771	$11,095,939	$(67,432,727)	$(9,085,777)	$119,445,670

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net (loss) income	$(108,124,682)	$6,375,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,201	43,510
Impairment	78,889,475	—
Share based compensation	19,370,400	—
Contract assets	(51,931)	1,284,745
Real estate property development completed	5,503,345	11,498,195
Real estate property under development	(13,039,391)	21,526,902
Due from local government- property development completed	-	(43,311,572)
Other assets	4,143,409	208,522
Accounts payables	(6,439,990)	(1,830,135)
Other payables	8,357,875	2,165,081
Contract liabilities	305,561	(60,288)
Customer deposits	2,067,231	(637,942)
Construction deposits	—	(29,601)
Accrued expenses	9,482,260	—
Taxes payables	(1,245,270)	2,162,978
Net cash (used in) operating activities	(757,507)	(604,167)

Cash Flows from Investing Activities:
Prepayment for energy equipment	(26,936,915)	—
Net Cash (used in) Investing Activities	(26,936,915)	—

Cash flow from financing activities:
Proceeds from private placements	28,936,915	—
Net cash provide by financing activities	28,936,915	—

Effect of changes in foreign exchange rate on cash	(339,505)	201,820
Net increase (decrease) in cash	902,988	(402,347)
Cash, restricted cash, beginning of year	3,465,189	3,867,536
Cash, restricted cash, end of year	$4,368,177	$3,465,189
Supplemental disclosures of cash flow information:
Interest paid	$—	$2,018,918
Income taxes paid	$18,733	$266,999

Cash	$1,360,217	$170,001
Restricted cash	$3,007,960	$3,295,188
	$4,368,177	$3,465,189

Non-cash financing activities:
Reclassification of interest payable to construction loan	$6,612,142	$5,024,385

Settlements of accounts payable with real estate property under development	$—	$(14,532,967)
Issuance of stock for settlement of accounts payable	$—	$6,608,065

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Green Giant Inc (Formerly known as China HGS Real Estate Inc.) (the “Company” or “GGE” or “we”, “our”, “us”) is a corporation organized under the laws of the State of Florida.

GGE does not conduct any substantive operations of its own. Instead, through its subsidiary, Shaanxi HGS Management and Consulting Co., Ltd (“Shaanxi HGS”), it entered into certain exclusive contractual agreements with the owners of the Company’s PRC operating subsidiary, Shaanxi Guangsha Investment and Development Group Co., Ltd (“Guangsha”). Pursuant to these agreements, Shaanxi HGS is obligated to absorb a majority of the risk of loss from Guangsha’s activities and entitles Shaanxi HGS to receive a majority of Guangsha’s expected residual returns. In addition, Guangsha’s shareholders have pledged their equity interest in Guangsha to Shaanxi HGS, irrevocably granted Shaanxi HGS an exclusive option to purchase, to the extent permitted under PRC Law, all or part of the equity interests in Guangsha and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Shaanxi HGS.

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income (Loss) as well as the cash flows from operations, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operations and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2022 and 2021. The following assets,liabilities and impairment loss of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2022 and 2021:

	Balance as of
	September 30,	September 30,
	2022	2021
Total assets	$280,939,924	$385,000,583
Total liabilities	$183,674,040	$189,470,931

	2022	2021
Impairment loss	78,889,475	—

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Green Giant Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

In assessing the liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2022, our total cash and restricted cash balance was approximately $4.37 million, a increase from approximately $3.5 million as of September 30, 2021. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2022, we had approximately $74.8 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.6 million accounts payable as of September 30, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of September 30, 2022, we reported approximately $108.4 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the year ended September 30, 2022, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the years ended September 30, 2022 and 2021, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the years ended September 30,
	2022	2021
Revenue recognized for completed condominium real estate projects, net of sales taxes	$9,071,753	$15,179,593
Revenue recognized for completed condominium real estate projects sold to government, net of sales taxes	—	43,311,572

Total revenue, net of sales taxes	$9,071,753	$58,491,165

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

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2022 and 2021, the Company did not change the estimated revenue and related gross profit margin.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern.

The Company incurred operating losses of $106.9 million and had negative operating cash flows  of $0.8 million and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. In order to meet its working capital needs through the next twelve months and to fund the growth of the Company, the Company may consider plans to raise additional funds through the issuance of equity or debt. Although the Company intends to obtain additional financing to meet its cash needs, the Company may be unable to secure any additional financing on terms that are favorable or acceptable to it, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company is transforming itself from legacy business to a new energy corporation and has appointed a CEO in USA subsidiary to lead and operate the new business venture.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2022	2021
Year end RMB : USD exchange rate	7.1135	6.4434
Annual average RMB : USD exchange rate	6.5532	6.5072

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2022 and 2021, the Company recognized $73.6  million and nil impairment loss for its real estate properties, respectively.

Capitalization of interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2022 and 2021, the total interest capitalized in the real estate property development was $6,612,142 and $7,043,303, respectively.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There impairment of long-lived assets is $78.9 million and nil for the years ended September 30, 2022 and 2021.

For contract assets and prepayment of uncompleted projects, the Company adopts aging analysis and discounted cash flow by attaching a percentage rate to calculate impair loss respecctively.

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

Property warranties

The Company provides its customers with warranties which cover major defects of the building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2022 and 2021, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2022 and September 30, 2021.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2022 and 2021. As of September 30, 2022, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of September 30, 2022 and 2021, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S. and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2022 and 2021 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2022 and 2021, the Company recorded advertising expenses of $4,593 and $59,481, respectively.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation, and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, for employee stock-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award. For the non-employee stock-based awards, the fair value of the awards to non-employees are measured every reporting period based on the value of the Company’s common stock.

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC Topic 260, “Earnings per share,” which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of September 30, 2022, there were outstanding warrants to purchase approximately 30,741,366 shares of the Company’s common stock (September 30, 2021-nil), which resulted in 13,866,348 dilutive shares for the twelve months ended September 30, 2022.

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

For the year ended September 30, 2022, the Company had real estate sales revenue of $nil related to sales to the local government for residence reallocation purposes, representing 0% of the Company’s total real estate sales revenue for the year ended September 30, 2022.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Targeted Transition Relief. For public entities, ASU 2016-13 and its amendments is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As a smaller reporting company, the Company plans to adopt this guidance effective October 1, 2023.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The specific areas of potential simplification in this Update were submitted by stakeholders as part of the Simplification Initiative. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance on July 1, 2021 and the adoption of this ASU did not have a material impact on its consolidated financial statements.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). The amendments in ASU 2020-06 simplify the accounting for convertible instruments by removing major separation models and removing certain settlement condition qualifiers for the derivatives scope exception for contracts in an entity’s own equity, and simplify the related diluted net income per share calculation for both Subtopics. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, for smaller reporting companies, as defined by the SEC. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which the amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, for periods for which financial statements have not yet been issued.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3. PREPAYMENT FOR EQUIPMENT

As of September 30, 2022 and 2021, prepayment for energy equipment was as follows:

	As of September 30,
	2022	2021
Energy Equipments	26,936,915	-
Total	$26,936,915	$-

The above prepayment was for the Company's new business on green energy. The counterparties are Golden Mainland Inc. and Golden Ocean Inc.

NOTE 4. REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2022 and 2021:

	Balance as of:
	September 30,	September 30,
	2022	2021
Development completed:
Hanzhong City Mingzhu Garden Phase II	$20,672,000	$23,464,365
Hanzhong City Oriental Pearl Garden	17,425,514	19,435,711
Yang County Yangzhou Pearl Garden Phase II	2,039,912	2,250,388
Yang County Yangzhou Palace	34,635,104	42,995,377
Real estate property development completed	$74,772,530	$88,145,841
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$173,289,941	$180,389,654
Hanzhong City Hanfeng Beiyuan East (b)	786,954	868,796
Hanzhong City Beidajie (b)	31,144,446	34,763,987
Yang County East 2nd Ring Road (c)	7,904,869	6,435,712
Real estate property under development	$213,126,210	$222,458,149
Impairment	(67,825,622)	-
Real estate property under development	$145,300,588	$222,458,149

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of September 30, 2022, the main Liangzhou road construction is substantially completed.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s development cost   incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2022, the actual costs incurred by the Company were approximately $173.3 million   (September 30, 2021 - $180.4 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

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

(c)	The Company was engaged by the Yang County local government to construct the Eas[t] 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (September 30, 2022 and 2021 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in process of the government’s review and approval. For the year ended September 30, 2022, the Company received the local government’s installment payments of approximately $2.1 million, which was included in the Company’s customer deposits as of September 30, 2022.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2022 and 2021, property, plant and equipment was as follows:

	As of September 30,
	2022	2021
Buildings	$768,544	$848,471
Automobiles	—	—
Total	768,544	848,471
Less: accumulated depreciation	(285,325)	(290,385)
Property, plant and equipment, net	$483,219	$558,086

Depreciation expense for the years ended September 30, 2022 and 2021 was $24,201 and $43,510, respectively. For the year ended September 30, 2022, the Company disposed of the automobile which was fully depreciated, with no gain or loss recognized.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with the local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2022, a receivable balance from the Hanzhong local government was $2,738,960  (September 30, 2021 $3,023,806) and the Company expects to realize the receivable to offset municipal surcharges from the local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2022 and later years. During the fiscal year of 2021, the Company purchased a building from a third party and spent money in putting everything in good conditions to sell it to local governments for the amount of $ 43,311,572. For the fiscal year ended Setpember 30, 2022, the exchange rate of RMB against US$ depreciated over the year, the translated amount in dollars became $39,620,027 as at September 30, 2022, as compared to $43,311,572 the same period of last year. The Company believes it is collectable and hence no bad debt provision is provided during the fiscal year.

The reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification increased "Due from local government - property development completed" by $43,311,572 and decreased "Real estate property under development" by the same amount on the previous years balance sheet and cash flow statements. The reclassification had no impact on previously reported net loss and comprehensive loss.

NOTE 7.  SECURITY DEPOSITS

As of September 30, 2022 and 2021, security deposits were as follows:

	As of September 30,
	2022	2021
Security deposit for land use right (1)	$1,771,019	$1,955,202

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $1,771,019 and $1,955,202 to Hanzhong Urban Construction Investment Development Co., Ltd to acquire certain land use rights through public bidding as of September 30, 2022 and 2021, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses.

NOTE 8.  CONSTRUCTION LOANS

	September 30, 2022	September 30, 2021
Loan A (i)	$91,675,668	$101,209,744
Loan C (ii)	16,690,683	18,426,478
	$108,366,351	$119,636,222

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $118.8 million (RMB775,000,000) for a long term loan with interest at 4.75% to the develop Liangzhou Road Project. As of September 30, 2022, the Company borrowed $91,675,668 under this credit line (September 30, 2021 - $101,209,744). Due to the local government’s delay in the reallocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $34,635,104 as of September 30, 2022 (September 30, 2021 - $42,995,377). For the year ended September 30, 2022, the interest was $6,066,302 (September 30, 2021 - $6,488,162), which was capitalized into the development cost of the Liangzhou Road Project.

(ii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $18.4 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $173,289,941 as collateral for the loan. Total interest of $220,935 for the year ended September 30, 2022 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (September 30, 2021 - $224,700).

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $27.1 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. As of September 30, 2022 and 2021, the outstanding balance of the loan was Nil. Interest charges for the year ended September 30, 2022 and 2021 were $324,905 and $330,441, respectively, which was included in the construction capitalized costs.

NOTE 9.  OTHER PAYABLES

The following table presents the other payables balances as of September 30, 2022 and 2021.

	As of September 30,
	2022	2021
Accrued interest expense	7,790,654	1,747,755
Maintenance Funds	2,002,289	2,214,360
Others	3,785,770	2,468,877
Total	$13,578,713	$6,430,992

NOTE 10.  CONTRACT LIABILITIES

The following table presents the contract balances as of September 30, 2022 and 2021.

	As of September 30,
	2022	2021
Contract liabilities	1,989,898	1,886,075
Total	$1,989,898	$1,886,075

NOTE 11.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2022	2021
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,300,749	$8,210,839
Oriental Pearl Garden	3,015,526	2,780,917
Liangzhou road related projects	186,968	617,686
Yang County Pearl Garden	731,206	827,426
Yang County Eas[t] 2nd Ring Road	2,108,667	2,327,964
Yangzhou Palace	5,499,652	5,039,085
Total	$19,842,768	$19,803,917

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 12. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of September 30, 2022, the Company had business VAT tax payable of $4,144,254 (September 30, 2021 - $5,660,149), which is expected to be paid when the projects are completed and assessed by the local tax authority.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of September 30, 2022 and September 30, 2021, the Company’s total income tax payable amounted to $13,279,845 and $14,326,646, respectively, which included the income tax payable balances in the PRC of $9,714,844 and $10,761,646, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2022 and 2021:

	For the years ended September 30,
	2022	2021
Chinese statutory tax rate	25.0%	25.0%
Impairment	(18.2)%	—%
Valuation allowance change*	(2.1)%	—%
Net impact of tax exemption and other adjustments	(4.7)%	3.1%
Effective tax rate	—%	28.1%

*	Valuation allowance change for the year ended September 30, 2020 were primarily related to valuation allowance changes on historical losses. For years ended September 30, 2022 and 2021, the change in valuation allowance of $25,411,557 and $nil, respectively.

Income tax expense for the years ended September 30, 2022 and 2021 is summarized as follows:

	For the years ended September 30,
	2022	2021
Current tax provision	$—	$2,486,546
Deferred tax provision	—	—

Income tax expense	$—	$2,486,546

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of September 30, 2022 and 2021, the Company’s GILTI tax payable was Nil.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2022 and 2021, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Composition of deferred tax assets and liabilities:

As of
September 30, 2022
Deferred tax assets
Impairment	19,722,369
Tax losses carried forward and other	7,308,802
27,031,171
Valuation allowance	(27,031,171)
Total deferred tax assets	-

(C) Land appreciation tax (“LAT”)

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, which is calculated as the proceeds of sales of properties less deductible expenditures including borrowing costs and all property development expenditures. LAT is exempted if the appreciation values do not exceed certain thresholds specified in the relevant tax laws.

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

As at September 30, 2022 and 2021, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to September 30, 2022 and 2021, respectively.

(D) Taxes payable consisted of the following:

	September 30,	September 30,
	2022	2021

CIT	$13,279,845	$14,326,646
Business tax	4,144,254	5,660,149
Other taxes and fees	2,556,259	2,967,216
Total taxes payables	$19,980,358	$22,954,011

NOTE 13. STOCKHOLDERS’ EQUITY

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2021, China HGS Real Estate Inc. (the “Company”) entered into a certain securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 10,247,122 units (the “Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”) and a warrant to purchase three shares of Common Stock (the “Warrant”) with an initial exercise price of $2.375 at a price of $2.375 per Unit, for an aggregate purchase price of approximately $24.3 million (the “Offering”).

The Warrants are exercisable at any time after the six-month anniversary of the issuance date at an initial exercise price of $2.375 for cash (the “Warrant Shares”). The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants shall expire five and a half years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

On January 14, 2022, the transaction contemplated by the SPA closed.

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

The Company awards common stocks to a director and three consultants pursuant to the 2022 Equity Incentive Plan, which was registered on the Form S-8.. Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. These common stocks are vested immediately after granted.

On August 10, 2022, Board of directors of the Company issued an aggregate of 5,990,000 registered common stock of the Company, par value $0.001 per share (“Common Stock’), from the Company's current registration statement on Form S-8 (Form S-8), to the Consultants or their designees namely, Aizhen Wei, Jun Liao and Youbing Li on the terms and conditions setforth in the Agreements, immediately vested upon grant. We record stock-based compensation expense for non-employees at fair value on the grant date as the consideration for service received. On August 10, 2022 the grant date, the Company’s share price closed at $3.23 per share, hence total share-based compensation is equal to $19,347,700;

On September 6, 2022, the Company awarded Jia Zhang, one of the independent directors of the Board, of 10,000 common shares as annual compensation for his role with the Board immediately vested upon the grant date. On September 6, 2022/the grant date, the  Company’s share price closed at $2.27 per share, hence total share-based compensation is equal to $22,700.

Total share-based compensation amounts to $19,370,400 for three individuals plus the independent director.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. The Company is required to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2022 and 2021, the balance of statutory surplus reserve was $11,095,939 and $11,095,939, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2022 and 2021.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of September 30, 2022 and 2021, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.87 million and $66 million, respectively. As of September 30, 2022 and 2021, the amount of restricted cash reserved for these guarantees was approximately $3.0 million and $3.3 million, respectively, and the Company believes that such reserves are sufficient.

The Company has been named as a defendant in a number of lawsuits arising in its ordinary course of business. As of the date of this annual report, the Company continues to use all commercially reasonable efforts to defend itself in these proceedings and is undergoing on-going discussion with regulatory authorities.

1)	Case between the labor contract dispute between Wangcang County Lexin Labor Service Co., Ltd. and Zhejiang Hongcheng Construction Group Co., Ltd., Zhejiang Hongcheng Construction Group Co., Ltd. Xi 'an Branch and Shaanxi Guangsha Investment Development Group Co., Ltd. Hongcheng Company was judged to compensate Lexin Company, and Shaanxi Guangsha Company was jointly and severally liable, with an execution amount of $3,373,867.

2)

Related to the above Case 1 disputes between Zhejiang Hongcheng Construction Group Co., Ltd. and Shaanxi Guangsha Investment Development Group Co., Ltd. on the construction project contract. The execution target of this case is $9,091,868 million inchuding $3,373,867 in Case 1.

3)	Case between Hantai District Commuity Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by Hanzhong Hantai District Court to the settle the amount of $131,498 and it is still outstanding as at September 30, 2022..

4)	Case between Hanzhong City Puyang Plumber Agency Co., Ltd and Shaanxi Guangsha Investment Development Group Co., Ltd., was settled.

5)	Two individuals of property buyers Hanshen Lu & Xin Lu and Shaanxi Guangsha Investment Development Group Co., Ltd., was settled.

6)	Dispute between an disclosed property buyer and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by local court to pay the plaintiff of $127,979 which is still outstanding as at September 30, 2022.

The Company acrued $9,351,344 for the above six cases in the current fiscal year as the contingency liabilities could not be quantified till nearby current fiscal year or within current fiscal year as at September 30, 2022.

Note 15. Subsequent Events

On October 5, 2022, the Company entered into a certain securities purchase agreement with certain purchasers whom are “non-U.S. Persons” as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 9,288,339 units, each consisting of one share of the common stock of the Company, par value $0.001 per share and a warrant to purchase three shares of Common Stock, for an aggregate purchase price of approximately $5.2 million. On October 25, 2022, the transaction contemplated by the SPA closed.

On October 17, 2022, the Board appointed Ms. Sheng (Dorothy) Liu as the Chief Operating Officer of the Company. Ms. Sheng (Dorothy) Liu does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On November 2, 2022, the Company entered into certain Management Services Agreement with Incrementum Management LLC (the “Consultant”), and Mr. Junaid Ali (the “Executive”), pursuant to which the Company shall engage the management services of the Consultant and the Executive to implement its plan to engage in the green energy or carbon free energy sector in the U.S. The Executive will be appointed as Chief Executive Officer of the Company.

On January 12, 2023, the Company and FT Global Capital Inc. (“FT Global”) entered into a settlement agreement (the “FT Global Settlement Agreement”), pursuant to which FT Global has waived all claims and liabilities against the Company in connection with the Company’s private placement in October 2022 and terminated the Exclusive Placement Agent Agreement entered by and between the Company and FT Global in May 2022. Under the terms of the FT Global Settlement Agreement, the Company is obligated to pay to FT Global cash compensation of $40,000 and share compensation of 40,000 shares of the Company’s restricted common stock.

GREEN GIANT INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2022	2021
ASSETS
Cash	$1,074,440	—
Other assets	161,700	—
Prepayment for energy equipment	26,936,915	—
Amount due from related party	2,000	—
Investment in subsidiary and VIE	$94,868,534	$194,262,711
Total assets	$123,043,589	$194,262,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$17,528	—
Other payables	15,391	—
Tax payable	3,565,000	$3,565,000
Total liabilities	3,597,919	3,565,000

Stockholders’ equity*:
Commons stock,$0.001 par value,200,000,000 shares authorized;46,464,929 and 25,617,807 shares outstanding as at September 30, 2022 and September 30,2021	46,464	25,617
Additional paid-in capital	184,821,771	136,535,303
Statutory surplus	11,095,939	11,095,939
Retained earnings	(67,432,727)	40,691,955
Accumulated other comprehensive income (loss)	(9,085,777)	2,348,897

Total stockholders’ equity	119,445,670	190,697,711

Total Liabilities and Stockholders’ Equity	$123,043,589	$194,262,711

*	Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are integral part of Schedule I

GREEN GIANT INC.

SCHEDULE I – PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
Equity in profit of subsidiary and VIE	$(87,959,503)	$6,643,438
General and administrative expenses	(20,164,709)	—
Interest expense	(470)	—
(Loss) income before income taxes	(108,124,682)	6,643,438
Provision for income taxes	—	268,000
Net (loss) income	(108,124,682)	6,375,438
Other comprehensive loss
Foreign currency translation adjustment	(11,434,674)	9,388,387
Comprehensive loss	$(119,559,356)	$15,763,825

The accompanying notes are integral part of Schedule I

GREEN GIANT INC.

SCHEDULE I -PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	2022	2021
Cash flows from operating activities
Net (loss) income	$(108,124,682)	$6,375,438

Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	19,370,400	—
Equity in profit of subsidiary and VIE	87,959,503	(6,643,438)

Changes in assets and liabilities:
Taxes payable	—	268,000
Other assets	(161,700)	—
Other payables	15,391	—
Accrued expenses	17,528	—
Interco	(2,000)	—
Net cash used in operating activities	(925,560)	—

Cash Flows from Investing Activities:
Prepayment for energy equipment	(26,936,915)	—
Net Cash Used in Investing Activities	(26,936,915)	—

Cash flow from financing activities:
Proceeds from private placements	28,936,915	—
Net cash (used in) financing activities	28,936,915	—

Net increase (decrease) in cash	1,074,440	—
Cash, beginning of year	—	—
Cash, end of year	$1,074,440	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are integral part of Schedule I

GREEN GIANT INC.

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

NOTE 3.  COMMITMENTS

The Company did not have any significant commitments or long-term obligations as at September 30, 2022 and 2021.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2022. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2022 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

●	Lack of full-time accounting staffs in our accounting department with sufficient knowledge of U.S. GAAP and SEC reporting experience and lack of internal audit function

Remediation Efforts to Address Significant Deficiencies

To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

●	Provide more U.S. GAAP knowledge and SEC reporting training for the accounting department and establish formal policies and procedures in internal audit function.

●	Implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures that are fully understood throughout the organization and plans to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies.

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

Item 9B. Other Information

On October 5, 2022, the Company entered into a certain securities purchase agreement with certain purchasers whom are “non-U.S. Persons” as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 9,288,339 units, each consisting of one share of the common stock of the Company, par value $0.001 per share and a warrant to purchase three shares of Common Stock, for an aggregate purchase price of approximately $5.2 million. On October 25, 2022, the transaction contemplated by the SPA closed.

On October 17, 2022, the Board appointed Ms. Sheng (Dorothy) Liu as the Chief Operating Officer of the Company. Ms. Sheng (Dorothy) Liu does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On November 2, 2022, the Company entered into certain Management Services Agreement with Incrementum Management LLC (the “Consultant”), and Mr. Junaid Ali (the “Executive”), pursuant to which the Company shall engage the management services of the Consultant and the Executive to implement its plan to engage in the green energy or carbon free energy sector in the U.S. The Executive will be appointed as Chief Executive Officer of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors is presently composed of five (5) members: Neng Chen, Rongrong Dai, Xinping Li, Jian Zhang, and Qingfeng Zhou Mr. Chen serves as Chairman of the Board of Directors. The Board of Directors has determined that Xinping Li, Jian Zhang, and Qingfeng Zhou are independent directors within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Below you will find a tabular summary of our entire Board, their age, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Neng Chen	40	President, Chief Executive Officer and Chairman of the Board of Directors	2021
Rongrong Dai	28	Chief Financial Officer and Director	2022
Xinping Li	57	Director	2021
Jian Zhang	31	Director	2022
Qingfeng Zhou	54	Director	2022

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

Neng Chen, has severed as the President and Chief Executive Officer of the Company since October, 2021. Mr. Chen is the founder of Hunan Qingqing Consulting Co., Ltd. and served as its general manager from June 2019 to September 2021. From June 2012 to January 2019, Mr. Chen served as the general manager of Yiyang Huamei Real Estate Development Co., Ltd. Mr. Chen graduated from the University of Regina in Canada with a bachelor’s degree in economics.

Rongrong Dai, has severed as the Chief Financial Officer of the Company and the director since April 2022. She has served as the manager of Hunan Chenyifang Clothing Co., Ltd. since January 2021. From July 2016 to December 2020, Ms. Rongrong Dai served as the Senior Auditor of Mazars Group in China. Ms. Dai graduated from Hunan University of Finance and Economics in China with a bachelor’s degree in accounting.

Jian Zhang, has served as a director since February 2022. He has served as the head of Greater China of Shanghai Branch of Standard International Bank of United States since December 2020. From November 2017 to December 2020, Mr. Zhang served as a vice president of China Industrial GuoXin Asset Management Co., Ltd... From December 2015 to November 2017, Mr. Zhang served as a vice president of sub-branch of Shanghai Branch of China Construction Bank. From September 2013 to November 2015, Mr. Zhang served as an associate of Shanghai Branch of China Construction Bank. Mr. Zhang graduated from ZhongNan University of Economics and Law in China with a Bachelor’s degree in Economics.

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

Qingfeng Zhou has served as a director since January 2022.  He has served as the owner of Cangze Consulting Co., Ltd. since March 2018. Since April 2016 and March 2016, Mr. Zhou has served as an overseas director of Engas Australasia Pty. Co., Ltd. and a supervisor of Sinuo Investment Management Ltd., respectively. From April 2015 to April 2019, Mr. Zhou served as the owner of Gold Longrich Limited Hong Kong. Since February 1999, Mr. Zhou has served as the general manager and co-founder of Marquis Shanghai Limited. Mr. Zhou graduated from Shanghai Jiaotong University in China with a Bachelor’s degree in Mechanics.

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

Insider Trading Policy

Effective October 25, 2022, we adopted a new insider trading policy that applies to all our executive officers, directors and employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to Green Giant Inc.

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2022 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2022 and the number of meetings each committee held in fiscal year 2022

Nominating &
Corporate
Name of Director	Audit	Compensation	Governance
Xinping Li	M	M	C
Jian Zhang	C	M	M
Qingfeng Zhou	M	C	M
Number of Meetings in Fiscal 2022	1	2	1

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2022 are as follows:

Name	Ages	Position
Neng Chen *	40	President, Chief Executive Officer and Chairman of the Board of Directors
Rong Rong Dai**	33	Chief Financial Officer

*	Mr. Chen’s background and business experience is described above under “Directors”

**	Rongrong Dai has been the Chief Financial Officer of the Company since April 2022. Prior to join GGE, Ms. Rongrong Dai has four years of experience as an audit manager and two years of CEO experience. As an auditor,she has a profound professional audit technical background and a global vision. She also has a strong professional ability in the auditing major and has a strong logical thinking ability. As the CEO, she led the company’s business planning, business policy and operation form, and established and improved the company’s efficient organizational system and working mode. She received her degree from Hunan University of Finance and Economics in 2016 and a finalist of Association of Chartered Certified Accountants, UK.

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

The Board of Directors has determined that Jian Zhang is an “audit committee financial expert” as defined by SEC rules, as currently in effect.

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

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2022, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2022 and 2021. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

				All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Totals ($)

Neng Chen, Chief Executive Officer and Chairman of the Board (1)	2022	30,519	—	—	30,519
	2021	—	—	—	—

Xiaojun Zhu, Former Chief Executive Officer and Chairman of the Board (1)	2022	—	—	—	—
	2021	30,735	—	—	30,735

Rongrong Dai, Chief Financial Officer (2)	2022	—	—	—	—
	2021	—	—	—	—

(1)	Mr. Chen became our Chief executive office on October 29, 2021, therefore no compensation was paid to Mr. Chen for the year ended September 30, 2021. Our former chief executive officer, Mr. Xiaojun Zhu was paid in Renminbi. His annual salary was RMB200,000 for fiscal 2021. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.5532 to the U.S. dollar for fiscal 2022 and RMB6.5072 to the U.S. dollar for fiscal 2021.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table in fiscal 2022 and 2021.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal 2022 and 2021 by any executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a Named Executive Officer in fiscal 2022 and 2021 under any LTIP.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Ms. Rongrong Dai to serve as Chief Financial Officer of the Company for a term of two years, which automatically renews for additional one-year term unless previously terminated on three months written notice by either party. Pursuant to the contract, Ms. Dai does not have an initial base salary. Ms. Dai did not receive bonus or restricted stock for the years ended September 30, 2022 and 2021. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including (1) a lump sum cash payment equal to 1 months of the Executive’s base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for 12 months fo1lowing the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Dai.

Outstanding Equity Awards at Fiscal 2022 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2022.

FISCAL 2022 DIRECTOR COMPENSATION

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Xinping Li (1)	$2,767	—	—	—	—	—	$2,767

Qingfeng Zhou (2)	—	—	—	—	—	—	—

Jian Zhang (3)	—	—	—	—	—	—	—

Christy Young Shue, former director (4)	—	—	—	—	—	—	—

Yuankai Wen, former director (5)	—	—	—	—	—	—	$—

Shenghui Luo, former director (6)	—	—	—	—	—	—	—

John Chen (7)	$18,000	—	—	—	—	—	$18,000

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represent compensation expense for fiscal year 2022 and is based on an exchange rate of RMB6.5532 to the U.S. dollar.

(1)	Effective on November 8, 2021, the Board appointed Dr. Xinping Li as an Independent Director of the Board and as the Chairman of the Nominating Committee and member of the Audit Committee and Compensation Committee of the Board to fill the vacancy created by the resignation of Ms. Christy Young Shue. Dr. Xingping Li’s annual compensation is $24,000.

(2)	Effective on January 24, 2022, the Board appointed Mr. Qingfeng Zhou as an Independent Director of the Board and as the Chairman of the Compensation Committee and member of the Audit Committee and Nominating Committee of the Board to fill the vacancy created by the resignation of Mr. Yuankai Wen. Mr. Qingfeng Zhou’s annual compensation is $12,000.

(3)	Effective on February 23, 2022, the Board appointed Mr. Jian Zhang as an Independent Director of the Board to fill the vacancy created by the resignation of Ms. Shenghui Luo. Effective on April 27, 2022, Mr. Jian Zhang was appointed to serve as the Chairman of the Audit Committee and member of the Compensation Committee and Nominating Committee of the Board to fill the vacancy created by the resignation of Mr. John Chen. Mr. Jian Zhang’s annual compensation is $12,000.

(4)	Ms. Christy Young Shue resigned from her positions as an Independent Director of the Board and as the Chairwoman of the Nominating Committee, and member of the Audit Committee and Compensation Committee on November 8, 2021. Ms. Shue received annual compensation in the amount of $24,000 before her resignation.

(5)	Mr. Yuankai Wen resigned from his positions as an Independent Director of the Board and as the Chairman of the Compensation Committee, and member of the Audit Committee and Nominating Committee on January 24, 2022. Mr. Wen received annual compensation in the amount of RMB 100,000 before his resignation.

(6)	Ms. Shenghui Luo resigned from her positions as an Independent Director of the Board on February 23, 2022.

(7)	Mr. John Chen resigned from his positions as an Independent Director of the Board and as the Chairman of the Audit Committee, and member of the Nominating Committee and Compensation Committee on April 25, 2022. Mr. Chen received annual compensation in the amount of $36,000 before his resignation.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Dr. Li, and Messrs. Zhou and Zhang pursuant to which the Company has agreed to pay each of these directors annual cash compensation in the amount of $24,000, $12,000 and $12,000, respectively. In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

Board Leadership Structure and Role in Risk Oversight

One person currently holds the positions of principal executive officer and chairman of the Board of Company. The Board does not have a policy on whether or not the roles of the Chief Executive Officer and Chairman should be separate.  Instead, the Company’s By-Laws provide that the directors may designate a Chairman of the Board from among any of the directors. Accordingly, the Board reserves the right to vest the responsibilities of the Chief Executive Officer and Chairman in the same person or in two different individuals depending on what it believes is in the best interest of the Company.  The Board has determined that the consolidation of these roles is appropriate because it allows Mr. Chen to bring a wider perspective to the deliberations of the Board on matters of corporate strategy and policy. The Board believes that there is no single Board leadership structure that would be most effective in all circumstances and therefore retains the authority to modify this structure to best address the Company’s and the Board’s then current circumstances as and when appropriate.

The Company’s management is responsible for identifying, assessing and managing the material risks facing the business. The Board and, in particular, the Audit Committee are responsible for overseeing the Company’s processes for assessing and managing risk. Each of the Chief Executive Officer and Chief Financial Officer, with input as appropriate from other appropriate management members, report and provide relevant information directly to either the Board and/or the Audit Committee on various types of identified material financial, reputational, legal, operational, environmental and business risks to which the Company is or may be subject, as well as mitigation strategies for certain salient risks.  In accordance with NASDAQ requirements and as set forth in its charter, the Audit Committee periodically reviews and discusses the Company’s business and financial risk management and risk assessment policies and procedures with senior management, the Company’s independent auditor.  The Audit Committee reports its risk assessment function to the Board.  The roles of the Board and the Audit Committee in the risk oversight process have not affected the Board leadership structure. Although the board has not formally designated a lead independent director, Mr. Zhang, the chairman of the audit committee, has led the meetings of the audit committee which include at least a majority of the independent directors and at which matters appropriate for consideration at executive sessions of the board of directors were discussed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2022 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o Green Giant Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)
5% Holders:
Goldenmountain Solution Inc.	14,900,000	26.72%
Liping Zhu	3,092,114	5.55%
Directors and Officers
Qingfeng Zhou	—	—
Xinping Li	—	—
Jian Zhang	10,000	*	%
Rongrong Dai	—	—
Neng Chen	—	—
All directors and executive officers as a group (5 persons)	10,000	*	%

*	Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of January 13, 2023 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 55,753,268 shares of common stock outstanding as of January 13, 2023. For each named person, this percentage includes comermon stock that the person has the right to acquire either currently or within 60 days of January 13, 2023, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,000,000
Total	—	$—	1,000,000

For additional information concerning our equity compensation plans, see the discussion in “Note 13— Stockholders’ Equity.”

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

Director Independence

The Board of Directors has determined that Xinping Li, Qingfeng Zhou, and Jian Zhang are independent directors within the meaning set forth in the NASDAQ listing rules, as currently in effect.

Item 14. Principal Accountant Fees and Services

Onestop Assurance PAC and Wei, Wei & Co., LLP shall serve as the Company’s independent registered public accounting firm for fiscal 2022 and 2021 respectively. Fees (excluding reimbursements for out-of-pocket expenses) paid to our independent registered public accounting firm for services in fiscal 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$250,000	$265,000
Audit-Related Fees	0	—
Tax Fees	0	—
All Other Fees	0	—
Total	$250,000	$265,000

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

“Audit-Related Fees” consisted of assurance and related services by Onestop Assurance PAC that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

“Tax Fees” consisted of professional services rendered by Onestop Assurance PAC for tax compliance and tax planning. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

The above amounts relate to services provided in the indicated fiscal years, irrespective of when they were billed. The Audit Committee considered the compatibility of non-audit services by Onestop Assurance PAC and Wei, Wei & Co., LLP respectively with the maintenance of that firm’s independence and determined, in each case, that at all times, Onestop Assurance PAC and Wei Wei & Co., LLP remained independent.

The Audit Committee Charter establishes a policy governing our use of Onestop Assurance PAC for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Onestop Assurance PAC in 2022.

Part IV

ITEM 15 Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation(1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws(1)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 2 shares reverse split (18)
3.5	Articles of Amendment to Articles of Incorporation to change the name of the Company to “Green Giant Inc.” (19)
3.6	Articles of Amendment to Articles of Incorporation for the increase of the authorized shares of common stock (20)
4.1*	Description of Securities
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3	Independent Director Agreement between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Yuankai Wen (2)
10.4	Form of Indemnification Agreement (2)
10.5	Form of Nonstatutory Stock Option Agreement (5)
10.6	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)
10.7	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)
10.8	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.9	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)
10.10	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
10.11	Independent Director Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and John Chen, dated August 22, 2012 (11)
10.12	Independent Director Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Christy Young Shue, dated August 22, 2012 (12)
10.13	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012 (13)
10.14	Form of Indemnification Agreement (14)
10.15	Loan Amendment Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Mr. Xiaojun Zhu, dated July 19, 2013 (15)
10.16	Loan Agreement by and between Shaanxi Guangxia Investment Development Group Co., Ltd. and China Construction Bank, dated August 23, 2013 (16)
10.17	Loan Agreement between dated December 31, 2013 by and between Shaanxi Guangsha Investment and Development Group Co., Ltd and Mr. Xiaojun Zhu (17)
14.1	Code of Conduct (10)
14.2*	Insider Trading Policy
16.1	Letter from Wei, Wei & Co., LLP to the Securities and Exchange Commission dated August 8, 2022 (21)
21.1*	List of subsidiaries of Green Giant Inc.
23.1*	Consent of Onestop Assurance PAC
23.2*	Consent of Wei, Wei & Co., LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

(1)	Incorporated herein by reference to the SB-2 Registration Statement filed on August 31, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed on August 16, 2010.

(3)	Incorporated herein by reference to the current report on Form 8-K filed on August 21, 2009.

(4)	Incorporated herein by reference to the current report on Form 8-K filed on September 18, 2009.

(5)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 17, 2011.

(6)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 3, 2011.

(7)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 14, 2011.

(8)	Incorporated herein by reference to registrant’s quarterly report on Form 10-Q filed August 15, 2011.

(9)	Incorporated herein by reference to the current report on Form 8-K filed on December 23, 2011.

(10)	Incorporated herein by reference to the current report on Form 8-K filed on January 22, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 22, 2012.

(12)	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 22, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 29, 2012.

(14)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 15, 2013.

(15)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 22, 2013.

(16)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 15, 2013.

(17)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2014.

(18)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on September 1, 2020

(19)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on March 23, 2022

(20)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on July 11, 2022

(21)	Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed on August 8, 2022

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Giant Inc. (Formerly known as China HGS Real Estate Inc.)

Date: January 13, 2023	By:	/s/ Neng Chen
Neng Chen
President, Chief Executive Officer, and Chairman of the Board of Directors

Date: January 13, 2023	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neng Chen	President, Chief Executive Officer, and Chairman of the Board of Directors	January 13, 2023
Neng Chen	(Principal Executive Officer)

/s/ Rongrong Dai	Chief Financial Officer	January 13, 2023
Rongrong Dai	(Principal Financial and Accounting Officer)

/s/ Xinping Li	Director	January 13, 2023
Xinping Li

/s/ Qingfeng Zhou	Director	January 13, 2023
Qingfeng Zhou

/s/ Jian Zhang	Director	January 13, 2023
Jian Zhang