Form 10-Q
period 2022-12-31
Green Giant Inc.
filed 2023-02-13
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2023 is as follows :

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	55,793,268

i

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
Cash	$934,153	$1,360,217
Restricted cash	2,855,072	3,007,960
Contract assets	7,559,801	7,628,770
Real estate property development completed	76,983,088	74,772,530
Other assets	3,960,081	3,767,190
Prepayment	32,136,915	26,936,915
Property, plant and equipment, net	492,624	483,219
Security deposits	1,826,559	1,771,019
Real estate property under development	151,200,938	145,300,588
Due from local governments for real estate property development completed	43,687,388	42,358,986

Total Assets	$321,636,619	$307,387,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$111,764,779	$108,366,351
Accounts payable	10,938,899	10,606,635
Other payables	15,413,653	13,578,713
Construction deposits	3,124,574	3,029,565
Contract liabilities	2,052,462	1,989,898
Customer deposits	20,156,075	19,842,768
Accrued expenses	10,859,071	10,547,436
Taxes payable	20,265,780	19,980,358
Total liabilities	194,575,293	187,941,724

Common stock, $0.001 par value, 200,000,000 shares authorized, 55,753,268 and 46,464,929 shares outstanding at December 31, 2022 and September 30, 2022	55,753	46,464
Additional paid-in capital	190,013,952	184,821,771
Statutory surplus	11,095,939	11,095,939
Retained earnings	(68,006,449)	(67,432,727)
Accumulated other comprehensive income	(6,097,869)	(9,085,777)
Total stockholders’ equity	127,061,326	119,445,670

Total Liabilities and Stockholders’ Equity	$321,636,619	$307,387,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2022	2021
Real estate sales	$164,712	$2,879,215
Less: Sales tax	(2,006)	(60,221)
Cost of real estate sales	(130,292)	(1,455,556)
Gross profit	32,414	1,363,438
Operating expenses
Selling and distribution expenses	40,430	219,787
General and administrative expenses	566,817	631,927
Total operating expenses	607,247	851,714
Operating income	(574,833)	511,724
Interest income, net	1,128	1,461
Other (expense), net	(17)	—
Income before income taxes	(573,722)	513,185
Provision for income taxes	—	148,875
Net income	(573,722)	364,310
Other Comprehensive income
Foreign currency translation adjustment	2,987,908	2,167,401
Comprehensive income	$2,414,186	$2,531,711
Basic and diluted income per common share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average common shares outstanding
Basic	53,229,263	25,617,807
Diluted	71,191,157	25,617,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Surplus	Earnings	(loss) income	Total
Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Net income for the period	—	—	—	—	364,310	—	364,310
Foreign currency translation adjustments	—	—	—	—	—	2,167,401	2,167,401
Balance at December 31, 2021 (Unaudited)	25,617,807	$25,617	$136,535,303	$11,095,939	$41,056,265	$4,516,298	$193,229,422

Balance at September 30,2022	46,464,929	$46,464	$184,821,771	$11,095,939	$(67,432,727)	$(9,085,777)	$119,445,670
Private placements	9,288,339	9,289	5,192,181	—	—	—	5,201,470
Net income for the period	—	—	—	—	(573,722)	—	(573,722)
Foreign currency translation adjustments	—	—	—	—	—	2,987,908	2,987,908
Balance at December 31, 2022 (Unaudited)	55,753,268	$55,753	$190,013,952	$11,095,939	$(68,006,449)	$(6,097,869)	$127,061,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$(573,722)	$364,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,575	6,203
Changes in operating assets and liabilities:
Contract assets	298,902	578,638
Real estate property development completed	130,292	1,455,556
Real estate property under development	(1,303,062)	(1,940,302)
Other current assets	(78,177)	2,855,590
Accounts payables	(355)	(4,499,033)
Other payables	1,387,232	698,061
Contract liabilities	154	(219,296)
Customer deposits	(299,642)	1,772,351
Accrued expenses	(17,713)	(647,892)
Taxes payables	(222,445)	177,909
Net cash provided by operating activities	(672,961)	602,095

Cash Flows from Investing Activities:
Prepayment	(5,200,000)	—
Net Cash Used in Investing Activities	(5,200,000)	—

Cash flow from financing activities:
Proceeds from private placements	5,201,470	—
Proceeds from prepaid subscriptions for sale of units	—	2,000,000
Net cash provided by financing activities	5,201,470	2,000,000

Effect of changes of foreign exchange rate on cash and restricted cash	92,539	(358,596)
Net increase in cash and restricted cash	(578,952)	2,243,499
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$3,789,225	$5,708,688

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Representing:
Cash, end of period	$934,153	$2,446,011
Restricted, end of period	$2,855,072	$3,262,677
Total cash and restricted cash, end of period	$3,789,225	$5,708,688

Cash, beginning of period	$1,360,217	$170,001
Restricted, beginning of period	3,007,960	3,295,188
Total cash and restricted cash, beginning of period	$4,368,177	$3,465,189

Non-cash activities:
Reclassification of interest payable to construction loan	$—	$—
Settlement of accounts payable with real estate property*	$—	$569,299
Settlement of account payables and account receivables*	$—	$2,758,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Green Giant Inc. (“GGE” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking spaces and commercial properties in Tier 3 and Tier 4 cities and counties in China. On March 23, 2022, the Company completed the change of its name from China HGS Real Estate Inc. to Green Giant Inc., effective immediately (the “Name Change”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on January 13, 2023.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $0.2 million for the three months ended December 31, 2022, as compared with $2.9 million in the same period of last year. Due to the negative impact from the COVID-19 pandemic and its spread, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of December 31, 2022, we had large construction loans payable of approximately $111.8 million and accounts payable of approximately $10.9 million due to subcontractors.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. LIQUIDITY

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2022, our total cash and restricted cash balance was approximately $3.8 million.

With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On October 25, 2022, the Company closed a private placement with gross proceeds of $5.2 million. As of December 31, 2022, we had approximately $77 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.9 million accounts payable as of December 31, 2022 due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of December 31, 2022, we reported approximately $111.8 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended December 31, 2022, we had six large ongoing construction projects (see Note 4, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of December 31, 2022 and for the three months ended December 31, 2022 and 2021 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on January 13, 2023.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended September 30, 2021. The results of operations for the three and nine months ended December 31, 2022 and 2021 are not necessarily indicative of the results for the full years.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three months ended December 31, 2022 and 2021, the Company did not have any construction in progress recognized under the percentage of completion method. For the three months ended December 31, 2022 and 2021, all revenues were generated from completed condominium real estate projects.

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

	For three months ended
	December 31,		September 30,
	2022	2021	2022
	(Unaudited)	(Unaudited)
Period end RMB:USD exchange rate	6.8972	6.3726	7.1135
Period average RMB:USD exchange rate	7.1120	6.3914	6.5532

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate properties under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2022 and 2021, the total interest capitalized for real estate property development was $1,442,425 and $1,733,224, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three months ended December 31, 2022 and 2021.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2022 and September 30, 2021.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three months ended December 31, 2022 and 2021. As of December 31, 2022, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2016 through 2022 are subject to examination by the Chinese taxing authorities.

The parent Company, Green Giant’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2022 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of December 31, 2022 and September 30, 2022, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2023. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three months ended December 31, 2022 and 2021 were net income and foreign currency translation adjustments.

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

On December 10, 2021, the Company entered into a certain securities purchase agreement with certain purchasers whom are “non-U.S. Persons” as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 10,247,122 units , each Unit consisting of one share of common stock, par value $0.001 per share and a warrant to purchase three shares of Common Stock with an initial exercise price of $2.375 at a price of $2.375 per Unit, for an aggregate purchase price of approximately $24.3 million. The Warrants are exercisable at any time after the six-month anniversary of the issuance date at an initial exercise price of $2.375 for cash. The Warrants may also be exercised cashlessly if at any time after the six-month anniversary of the issuance date, there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants shall expire five and a half years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

On October 5, 2022, the Company entered into certain securities purchase agreement with certain “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended, pursuant to which the Company agreed to sell 9,288,339 units, each consisting of one share of the common stock of the Company, par value $0.001 per share and a warrant to purchase three shares of Common Stock. The Warrants are exercisable at any time after the six-month anniversary of the issuance date at an initial exercise price of $0.875 for cash. The Warrants may also be exercised cashless if at any time after the nine-month anniversary of the issuance date., there is no effective registration statement registering, or no current prospectus available for, the resale of the Warrant Shares. The Warrants shall expire five and a half years from its date of issuance. The Warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

As of December 31, 2022, there were outstanding warrants to purchase approximately 58,606,383 shares of the Company’s common stock.

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

For the three months ended December 31, 2022 and 2021, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2022 and September 30, 2022:

	Balance as of
	December 31, 2022	September 30, 2022
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$21,320,616	$20,672,000
Hanzhong City Oriental Pearl Garden	17,971,988	17,425,514
Yang County Yangzhou Pearl Garden Phase II	2,103,885	2,039,912
Yang County Yangzhou Palace	35,586,599	34,635,104
Real estate property development completed	$76,983,088	$74,772,530
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$179,661,003	$173,289,941
Hanzhong City Hanfeng Beiyuan East (b)	811,634	786,954
Hanzhong City Beidajie (b)	32,673,188	31,144,446
Yang County East 2nd Ring Road (c)	8,007,784	7,904,869
Real estate property under development	$221,153,609	$213,126,210
Impairment	(69,952,671)	(67,825,622)
Real estate property under development	151,200,938	145,300,588

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of December 31, 2022, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2022, the actual costs incurred by the Company were approximately $179.7 million (September 30, 2022 - $173.3 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of December 31, 2022, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to 2023.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31, 2022 and 2021 – 4.75)%. The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of December 31, 2022 and is in process of the government’s review and approval.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PREPAYMENT

As of December 31, 2022, prepayments were as follows:

	December 31,	September 30,
	2022	2022
	(Unaudited)
Energy equipemts	$26,936,915	$26,936,915
Professional service	5,200,000	-
Total	$32,136,915	$26,936,915

(A)	In 1st quarter of fiscal 2023, the Company made the prepayment in $5.2 million to Vocob Inc. for the consulting services on executing and performing acquisition of the renewable energy entities and C&I solar sites. The contract was signed on October 15, 2022. The agreement is subject to annual review by both parties, the company may declare the agreement is void, rescind the contract and reserves the right to take back the US$5.2 million if Vocob Inc. fails to refer appropriate projects to the Company at the anniversary date. Vocob Inc. will deduct its commission at 3% on gross amount of the deal on per successfully referred project basis from the prepayment; the Company is also entitled to have the remaining balance of prepayment back at the end of the contract terms.

(B)	In 4th quarter of fiscal 2022, the Company made the prepayment in $26.94 million to Golden Mainland Inc. and Golden Ocean Inc. for energy equipment purchase.

NOTE 6. CONSTRUCTION LOANS

	December 31,	September 30,
	2022	2022
	(Unaudited)
Loan A	$94,550,668	$91,675,668
Loan B	17,214,111	16,690,683
Total	$111,764,779	$108,366,351

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $112.4 million (RMB775 million) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of December 31, 2022, the Company borrowed $94.6 million under this credit line (September 30, 2022 - $91.7 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $35.6 million as of December 31, 2022 (September 30, 2022- $34.6 million). For the three months ended December 31, 2022, the interest was $0.86 million (December 31, 2021 - $1.59 million), which was capitalized into the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $17.3 million (RMB119 miilion) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $179.7 million as collateral for the loan. Total interest of $0.05 million for the three months ended December 31, 2022 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (December 31, 2021- $0.06 miilion).

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $25.4 million (RMB175 million) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. Interest charges for the three months ended December 31, 2022 and 2021 were $0.07 million and $0.08 million, respectively, which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31,	September 30,
	2022	2022
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,561,191	$8,300,749
Oriental Pearl Garden	3,110,095	3,015,526
Liangzhou road and related projects	185,583	186,968
Yangzhou Pearl Garden	754,137	731,206
Yang County East 2nd Ring Road	2,174,796	2,108,667
Yangzhou Palace	5,370,273	5,499,652
Total	$20,156,075	$19,842,768

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 8. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of December 31, 2022, the Company had business VAT tax payable of $4.13 million (September 30, 2022 - $4.14 million), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of December 31, 2022 and September 30, 2022, the Company’s total income tax payable amounted to $13,550,798 and $13,279,845, respectively, which included the income tax payable balances in the PRC of $9,985,799 and $9,714,844, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. TAXES (continued)

B) Corporate income taxes (“CIT”) (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2022 and 2021

	For the three months ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Chinese statutory tax rate	25.0%	$25.0%
Other adjustments*	(25.0)%	4.0%

Effective tax rate	—%	$29.0%

*	other adjustment mainly represented non-deductible expenses for the three months ended December 31, 2022 and 2021.

Income tax expense for the three months ended December 31, 2022 and 2021 is summarized as follows:

	For the three months ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Current tax provision	$—	$148,875
Deferred tax provision	—	—

Income tax provision	$—	$148,875

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of December 31, 2022 and September 30, 2022, the Company assessed that the related GILTI tax payable was Nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of December 31, 2022 and September 30, 2022, the Company provided nil additional provision due to delinquent U.S. tax return fillings.

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

As at December 31, 2022 and September 30, 2022, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31,2022 and September 30, 2022, respectively.

(D) Taxes payable consisted of the following:

	December 31,	September 30,
	2022	2022
	(Unaudited)	(Unaudited)

CIT	$13,550,798	$13,279,845
Business tax	4,134,759	4,144,254
Other taxes and fees	2,580,223	2,556,259
Tax payable	$20,265,780	$19,980,358

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs related to these matters when they become probable and the amount can be reasonably estimated. The Company’s management does not believe the liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2022 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million and 24.9 million, respectively. As of December 31, 2022 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $2.9 million and $3.0 million, respectively, and the Company believes that such reserves are sufficient.

The Company has been named as a defendant in a number of lawsuits arising in its ordinary course of business. As of the date of this quarterly report, the Company continues to use all commercially reasonable efforts to defend itself in these proceedings and is undergoing on-going discussion with regulatory authorities.

1)	Case between the labor contract dispute between Wangcang County Lexin Labor Service Co., Ltd. and Zhejiang Hongcheng Construction Group Co., Ltd., Zhejiang Hongcheng Construction Group Co., Ltd. Xi 'an Branch and Shaanxi Guangsha Investment Development Group Co., Ltd. Hongcheng Company was judged to compensate Lexin Company, and Shaanxi Guangsha Company was jointly and severally liable, with an execution amount of $3,479,673.

2)	Related to the above Case 1 disputes between Zhejiang Hongcheng Construction Group Co., Ltd. and Shaanxi Guangsha Investment Development Group Co., Ltd. on the construction project contract. The execution target of this case is $9,376,994 million including $3,479,673 in Case 1.

3)	Case between Hantai District Commuity Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by Hanzhong Hantai District Court to the settle the amount of $135,621 and it is still outstanding as at December 31, 2022.

4)	Dispute between a disclosed property buyer and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by local court to pay the plaintiff of $131,993 which is still outstanding as at December 31, 2022.

The Company has accrued $9,644,608 for the above four cases as of as of December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of Green Giant Inc. (formerly “China HGS Real Estate, Inc.”) for the three months ended December 31, 2022 and 2021 and should be read in conjunction with such financial statements and related notes included in this report.

As used in this report, the terms “Company,” “we,” “our,” “us” and “GGE” refer to Green Giant Inc. and its subsidiaries.

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

For the three months ended December 31, 2022, our sales and gross profit were $0.2 million and $0.03 million, respectively, representing an approximate 94.2% and 97.6% decrease in sales and gross profit as compared to three months ended December 31, 2021, respectively. The decrease in sales and gross profit was mainly the result of less gross floor area (“GFA”) sold during the three months ended December 31, 2022.

For the three months ended December 31, 2022, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $482 per square meter, decreased $31 per square comparing to the same period of last year due to lower ASP.

Market Outlook

On November 11, 2022, the People’s Bank of China and the China Banking and Insurance Regulatory Commission issued “Yin Fa [2022] No. 254 “Notice on Supporting the Stable and Healthy Development of the Real Estate Market” to support the stable and healthy development of the real estate market. On November 14, 2022, China Banking and Insurance Regulatory Commission, the Ministry of Housing and Urban-Rural Development and the Central Bank issued the “Notice on the Relevant Work of Commercial Banks Issuing letters of Guarantee to Replace the Pre-sale Supervision Funds” (the “Pre-sale Supervision Funds Notice”). Commercial banks’ house related credit business is expected to expand. The “Financial Support for Real Estate Notice” issued sixteen measures to generate power at both supply and demand ends, it further clarifies the support policies for housing credit. Many policies have been implemented at the document system level for the first time, or will push banks to increase their support for the real estate market. It is expected to positively affect the conservative attitude of commercial banks to intervene in the development of loan market and support the increasing demand from home buyers for mortagage loans.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. For the quarter ended December 31, 2022, the COVID-19 pandemic did not have did have a material net impact on the Company’s financial position and operating results, especially Yang County which is operation was shut down. On and off from August 2022 onwards the extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three months ended December 31, 2022 and 2021, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$162,706	$2,818,994
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$162,706	$2,818,994

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2022 and 2021, the Company did not recognize any impairment loss for its real estate properties.

Appointment of Chief Operating Officer

Effective October 17, 2022, the Board appointed Ms. Sheng (Dorothy) Liu as the Chief Operating Officer of the Company with annual compensation of $25,000.

Ms. Sheng (Dorothy) Liu has served as the Chief Executive Officer of Zhongjintai Venture Capital (Shenzhen) Co., Ltd. since January 2019. From April 2017 to December 2020, Ms. Liu served as the General Manager of Shenzhen Zhaoyin Dinghong Investment Management Co., Ltd. Ms. Liu served as the General Manager of Vela-Industry (HK) Ltd. from February 2013 to March 2017. Ms. Liu graduated from Massey University of New Zealand with a bachelor’s degree in Financial Economics.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022 compared to Three Months Ended December 31, 2021

Revenues

The following is a breakdown of revenue:

	For the three months ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$162,706	$2,818,994
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$162,706	$2,818,994

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2022		2021		Variance
	Revenue	%	Revenue	%	Amount	%
	(Unaudited)		(Unaudited)

Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—%	$815,863	28.3%	$(815,863)	(100.0)%
Oriental Pearl Garden	—	—%	770,452	26.8	(770,452)	(100.0)%
Yangzhou Palace	164,712	100.0%	1,292,900	44.9%	(1,128,188)	(87.3)%

Gross Real Estate Sales	164,712	100.0%	2,879,215	100%	(2,714,503)	(94.3)%
Less: Sales Tax	(2,006)		(60,221)		58,215	(96.7)%
Revenue, net of sales tax	$162,706		$2,818,994		$(2,656,288)	(94.2)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues before sales tax decreased by 94.3% from approximately $2.9 million to approximately $0.2 million for the three months ended December 31, 2022. The total GFA sold during three months ended December 31, 2022 was 342 square meters, decreased from the 3,670 square meters completed and sold during the same period of last year. The sales tax for the three months ended December 31, 2022 was approximately $2,000  decreased by 96.7% from same period of last year , consistent with the decreased revenue.

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

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2022		2021		Variance
	Cost	%	Cost	%	Amount	%
	(Unaudited)		(Unaudited)

Land use rights	$5,773	4.4%	$138,278	9.5%	$(132,503)	(95.8)%
Construction cost	124,519	95.6%	1,317,278	90.5%	(1,192,761)	(90.6)%
Total cost	$130,292	100.0%	$1,455,556	100.0%	$(1,325,264)	(91.1)%

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

Cost of sales was approximately $0.1 million for the three months ended December 31, 2022 compared to $1.5 million for the same period of last year. The decrease in cost of sales was mainly attributable to less GFA sold during the three months ended December 31, 2022.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2022 and 2021 were approximately $0.006 million and $0.1 million, respectively.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2022 were approximately $0.1 million as compared to approximately $1.3 million for the three months ended December 31, 2021, representing a decrease of approximately $1.2 million. The decrease in construction cost was due to less units sold during the quarter ended December 31, 2022.

Gross Profit

Gross profit and gross margin were approximately $0.03 million and 19.7 % respectively for the three months ended December 31, 2022 as compared to approximately $1.4 million and 47.4% respectively in the same period of last year due to the economic downturn caused by the epidemic control in China and aforementioned.

	For three months ended December 31,
	2022		2021
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)		(Unaudited)
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—%	$246,481	30.2%
Oriental Garden	—	—%	613,688	79.7%
Yangzhou Pearl Garden Phase I and II	—	—	—	—%
Yangzhou Palace	34,420	20.9%	563,490	43.6%
Sales Tax	(2,006)		(60,221)
Total Gross Profit	$32,414	19.7%	$1,363,438	47.4%
Total Real Estate Sales before Sales Tax	$164,712		$2,879,215

Operating Expenses

Total operating expenses decreased by 28.7% to approximately $0.6 million for the three months ended December 31, 2022 from $0.9 million for the three months ended December 31, 2021, primarily as a result of a decrease of $0.2 million in selling expenses and a decrease of $0.07 million in general administrative expenses. Our general and administrative expense was approximately $0.57 million for the three months ended December 31, 2022, decreased by $0.63 million from the three months ended December 31, 2021  due to no professional and consulting fees incurred in the 1st quarter of fiscal 2023. Our total operating expenses accounted for 368.7% and 29.6% of our real estate sales before sales taxes for the three months ended December 31, 2022 and 2021, respectively.

	For three months ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Selling expenses	$40,430	$219,787
General and administrative expenses	566,817	631,927
Total operating expenses	$607,247	$851,714
Percentage of Real Estate Sales before Sales Tax	368.7%	29.6%

Income Taxes

PRC Taxes

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the three months ended December 31, 2022 and 2021, the Company’s effective income tax rate was nil and 29%.

Net Income

We reported net loss of approximately $0.6 million for the three months ended December 31, 2022, as compared to net income of approximately $0.4 for the three months ended December 31, 2021. The decrease in net income was primarily due to less revenue and more operating expenses as discussed above.

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

Translation adjustments resulting from this process amounted to $3.0 million and $2.2 million for the three months ended December 31, 2022 and 2021, respectively. The balance sheet amounts with the exception of equity at December 31, 2022 were translated at 6.8972 RMB to 1.00 USD as compared to 7.1135 RMB to 1.00 USD at September 30, 2022. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2022 and 2021 were 7.1120 RMB and 6.3914 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business.

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company experienced recovery of its real estate business in fiscal 2022 and the following period.  The Company had real estate sales of approximately $0.2 million for the three months ended December 31, 2022, decreased from $2.9 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of December 31, 2022, we had large construction loans payable of approximately $111.8 million and accounts payable of approximately $10.9 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2022, our total cash and restricted cash balance was approximately $3.8 million, decreased from approximately $4.4 million as of September 30, 2022. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash.  On October 25, 2022, the Company closed a private placement with gross proceeds of $5.2 million. As of December 31, 2022, we had approximately $77.0 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.9 million of accounts payable as of December 31, 2022, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which is supported by the local government. As of December 31, 2022, we reported approximately $111.8 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended December 31, 2022, we had six large ongoing construction projects (see Note 4,  real estate properties under development) which were in the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended
	December 31,
	2022	2021
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$(672,961)	$602,095
Net Cash Used in Investing Activities	(5,200,000)	—
Net cash provided by financing activities	5,201,470	2,000,000
Effect of change of foreign exchange rate on cash and restricted cash	92,539	(358,596)
Net increase in cash and restricted cash	(578,952)	2,243,499
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$3,789,225	$5,708,688

Operating Activities

Net cash used by operating activities during the three months ended December 31, 2022 was approximately $0.7 million, consisting of net loss of approximately $0.6 million and net changes in our operating assets and liabilities, which mainly included a decrease of other assets of approximately $0.08 million due to the reduction of receivables from housing buyers, a decrease in real estate property completed of approximately $0.08  million due to sales of our Yangzhou Palace and other projects and an decrease in customer deposits received of $0.3 million, offset by payments of other payables of approximately of $1.4 million and additional spending in real estate under development of $1.3 million.

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

Investing Activities

Net cash flows provided by investing activities was approximately $5.2 million and nil for three months ended December 31, 2022 and 2021.

Financing Activities

Net cash flows provided by financing activities was approximately $5.2 million for three months ended December 31, 2022 from the private placement completed on October 25, 2022.

Net cash flows provided by financing activities was approximately $2.0 million for three months ended December 31, 2021, which was advance proceeds from investors for the private placement sale of Units, which was completed on January 14, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2022 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million and 24.9 million, respectively. As of December 31, 2022 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $2.9 million and $3.0 million, respectively, and the Company believes that such reserves are sufficient.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are four on-going legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Some of the Company’s property is the subject of on-going legal proceedings.

1)	Case between the labor contract dispute between Wangcang County Lexin Labor Service Co., Ltd. and Zhejiang Hongcheng Construction Group Co., Ltd., Zhejiang Hongcheng Construction Group Co., Ltd. Xi 'an Branch and Shaanxi Guangsha Investment Development Group Co., Ltd. Hongcheng Company was judged to compensate Lexin Company, and Shaanxi Guangsha Company was jointly and severally liable, with an execution amount of $3,479,673.

2)	Related to the above Case 1 disputes between Zhejiang Hongcheng Construction Group Co., Ltd. and Shaanxi Guangsha Investment Development Group Co., Ltd. on the construction project contract. The execution target of this case is $9,376,994 million including $3,479,673 in Case 1.

3)	Case between Hantai District Commuity Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by Hanzhong Hantai District Court to the settle the amount of $135,621 and it is still outstanding as at December 31, 2022.

4)	Dispute between a disclosed property buyer and Shaanxi Guangsha Investment Development Group Co., Ltd., which was ordered by local court to pay the plaintiff of $131,993 which is still outstanding as at December 31, 2022.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the SB-2 Registration Statement filed with SEC on August 31, 2001).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2 Registration Statement filed with SEC on August 31, 2001).

3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to China Agro Sciences Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with SEC on May 5, 2006).

3.3	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with SEC on August 16, 2010).

3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 2 shares reverse split (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on September 1, 2020).

3.5	Articles of Amendment to Articles of Incorporation to change the name of the Company to “Green Giant Inc.” (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on March 23, 2022).

3.6	Articles of Amendment to Articles of Incorporation for the increase of the authorized shares of common stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on July 11, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with SEC on January 13, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Green Giant Inc.

Date: February 13, 2023	By:	/s/ Neng Chen
Neng Chen
Chief Executive Officer

Date: February 13, 2023	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer