Form 10-Q
period 2023-03-31
Green Giant Inc.
filed 2023-05-05
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 3, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	55,793,268

i

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS	(Unaudited)
Cash	$275,909	$1,360,217
Restricted cash	3,000,478	3,007,960
Contract assets	7,600,292	7,628,770
Prepayment	32,291,315	26,936,915
Real estate property development completed	76,907,727	74,772,530
Other assets	4,176,104	3,767,190
Property, plant and equipment, net	488,974	483,219
Security deposits	1,834,432	1,771,019
Real estate property under development	153,153,112	145,300,588
Due from local governments for real estate property development completed	43,875,684	42,358,986

Total Assets	$323,604,027	$307,387,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$112,246,496	$108,366,351
Accounts payable	10,971,486	10,606,635
Other payables	16,798,944	13,578,713
Construction deposits	3,138,041	3,029,565
Contract liabilities	2,051,785	1,989,898
Customer deposits	20,207,154	19,842,768
Accrued expenses	11,755,135	10,547,436
Taxes payable	20,158,468	19,980,358
Total liabilities	197,327,509	187,941,724

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 55,793,268 and 6,464,929 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	55,793	46,464
Additional paid-in capital	190,119,912	184,821,771
Statutory surplus	11,095,939	11,095,939
Retained earnings	(69,311,528)	(67,432,727)
Accumulated other comprehensive income	(5,683,598)	(9,085,777)
Total stockholders’ equity	126,276,518	119,445,670
Total Liabilities and Stockholders’ Equity	$323,604,027	$307,387,394

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Real estate sales, net of sales tax	489,877	4,302,992	652,583	7,121,986
Cost of real estate sales	(403,370)	(2,305,103)	(533,662)	(3,760,659)
Gross profit	86,507	1,997,889	118,921	3,361,327
Operating expenses:
Selling and distribution expenses	62,431	29,871	102,861	249,658
General and administrative expenses	1,184,079	650,426	1,750,896	1,282,353
Total operating expenses	1,246,510	680,297	1,853,757	1,532,011
Operating income	(1,160,003)	1,317,592	(1,734,836)	1,829,316
Interest income, net	924	744	2,052	2,205
Other (expense)	(146,000)	(251,201)	(146,017)	(251,201)
(Loss)/Income before income taxes	(1,305,079)	1,067,135	(1,878,801)	1,580,320
Provision for income taxes	—	334,350	—	483,225
Net (loss)/income	(1,305,079)	732,785	(1,878,801)	1,097,095
Other comprehensive income (loss)
Foreign currency translation adjustment	414,271	1,038,059	3,402,179	3,205,460
Comprehensive (loss)/income	$(890,808)	$1,770,844	$1,523,378	$4,302,555
Basic and diluted income per common share:
Basic	$(0.02)	$0.02	$(0.03)	$0.04
Diluted	$(0.02)	$0.01	$(0.02)	$0.02
Weighted average common shares outstanding:
Basic	55,781,268	35,143,439	54,491,243	30,301,681
Diluted	77,016,371	56,524,453	75,726,347	50,321,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Surplus	Earnings	Income (loss)	Total
Balance at September 30, 2020	22,525,000	$22,525	$129,930,330	$10,458,395	$34,954,061	$(7,039,490)	$168,325,821
Net income for the period	—	—	—	—	2,512,824	—	2,512,824
Foreign currency translation adjustments	—	—	—	—	—	6,253,728	6,253,728
Balance at March 31, 2021 - unaudited	22,525,000	$22,525	$129,930,330	$10,458,395	$37,466,885	$(785,762)	$177,092,373

Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Private placements	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income for the period	—	—	—	—	1,097,095	—	1,097,095
Foreign currency translation adjustments	—	—	—	—	—	3,205,460	3,205,460
Balance at March 31, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$41,789,050	$5,554,357	$223,937,181
Balance as of September 30, 2022	46,464,929	46,464	184,821,771	11,095,939	(67,432,727)	(9,085,777)	119,445,670
Private placements	9,328,339	9,329	5,298,141	—	—	—	5,307,470
Net income for the period	—	—	—	—	(1,878,801)	—	(1,878,801)
Foreign currency translation adjustments	—	—	—	—	—	3,402,179	3,402,179
Balance as of March 31, 2023	55,793,268	55,793	190,119,912	11,095,939	(69,311,528)	(5,683,598)	126,276,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss)/income	$(1,878,801)	$1,097,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,367	12,450
Changes in operating assets and liabilities:
Contract assets	296,941	119,872
Real estate property development completed	533,662	3,766,754
Real estate property under development	(2,608,704)	(8,113,047)
Other current assets	(277,011)	4,309,818
Accounts payables	(14,696)	(5,897,638)
Other payables	2,715,488	2,271,946
Contract liabilities	(9,218)	(172,426)
Customer deposits	(340,718)	2,924,829
Accrued expenses	817,894	(581,968)
Taxes payables	(403,283)	269,649
Net cash provided by (used in) operating activities	(1,157,079)	7,334

Cash flow from investing activities
Prepayment	(5,354,400)	(18,461,700)
Net cash used in investing activities	(5,354,400)	(18,461,700)

Cash flow from financing activities
Proceeds from private placements	5,307,470	28,936,915
Net cash provided by financing activities	5,307,470	28,936,915

Effect of changes of foreign exchange rate on cash and restricted cash	112,219	(356,551)
Net increase (decrease) in cash and restricted cash	(1,091,790)	10,125,998
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$3,276,387	$13,591,187
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Reconciliation of net cash:
Cash, end of period	$275,909	$10,310,540
Restricted, end of period	$3,000,478	$3,280,647
Total cash and restricted cash, end of period	$3,276,387	$13,591,187

Cash, beginning of period	$1,360,217	$170,001
Restricted, beginning of pe	$3,007,960	$3,295,188
Total cash and restricted cash, beginning of period	$4,368,177	$3,465,189

Non-cash financing activities:
Reclassification of interest payable to other liabilities	$—	$3,444,532
Settlement of accounts payable with real estate property*	$—	$569,299
Settlement of accounts payable and accounts receivable*	$—	$2,758,731
Real estate sales for settlement in real estate property under development	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Green Giant Inc., formerly China HGS Real Estate Inc. (“GGE” or the “Company” or “we”, “us”, “our”), through its subsidiaries and the variable interest entity (the “VIE”), engages in real estate development, and the construction and sales of residential apartments, parking spaces and commercial properties in Tier 3 and Tier 4 cities and counties in China. On March 23, 2022, the Company completed the change of its name from China HGS Real Estate Inc. to Green Giant Inc., effective immediately (the “Name Change”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on January 13, 2023.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company had real estate sales of approximately $0.7 million for the six months ended March 31, 2023, decreased from $7.2 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of March 31, 2023, we had large construction loans payable of approximately $112.2 million and accounts payable of approximately $11.0 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2023, our total cash and restricted cash balance was approximately $3.3 million, decreased from approximately $4.4 million as of September 30, 2022. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 27, 2023, the Company closed a private placement with net proceeds of approximately $0.1 million. As of March 31, 2023, we had approximately $76.9 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $11.0 million accounts payable as of March 31, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2023, we reported approximately $112.2 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended March 31, 2023, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company, China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and the VIE, Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries and the VIE have been eliminated upon consolidation.

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions or what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and six months ended March 31, 2023 and 2022, the Company did not have any construction in progress recognized under the percentage of completion method.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Disaggregation of Revenue

Disaggregated revenues are as follows:

	For the three months ended March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$489,877	$4,302,992
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$489,877	$4,302,992

	For the six months ended March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$652,583	$7,121,986
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$652,583	$7,121,986

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

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company’s operating entity, the VIE, is Renminbi (“RMB”), the currency of the PRC. The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with ASC Topic 830-30 “Translation of Financial Statements”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity.

	For three months ended		For six months ended
	March 31,		March 31,		September 30,
	2023	2022	2023	2022	2022
Period end RMB: USD exchange rate	6.8676	6.3393	6.8676	6.3393	7.1135
Period average RMB: USD exchange rate	6.8423	6.3914	6.9761	6.3694	6.5532

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2023 and 2022, the Company did not recognize any impairment loss for its real estate properties.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate properties under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and six months ended March 31, 2023, the total interest capitalized for real estate property development was $1,422,212 and $2,865,459, respectively. For the three and six months ended March 31, 2022, the total interest capitalized in the real estate property development was $1,711,308 and $3,444,532, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three and six months ended March 31, 2023 and 2022.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2023 and September 30, 2022.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and the VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and six months ended March 31, 2023 and 2022. As of March 31, 2023, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2018, 2019, 2020, 2021 and 2022 are subject to examination by the Chinese taxing authorities.

The parent Company, Green Giant’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2022 remain open for statutory examination by U.S. federal and state tax authorities.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of March 31, 2023 and September 30, 2022, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2022. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three and six months ended March 31, 2023 and 2022 were net income and foreign currency translation adjustments.

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

As of March 31, 2023, there were outstanding warrants to purchase approximately 55,793,268 shares of the Company’s common stock (September 30, 2022 – 46,464,929), which resulted in 77,016,371 and 75,726,347 dilutive shares for the three and six months ended March 31, 2023, respectively. There were no dilutive shares for the three and six months ended March 31, 2022.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

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

For the three and six months ended March 31, 2023 and 2022, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

NOTE 3. PREPAYMENT

As of March 31, 2023, prepayments were as follows:

	March 31,	September 30,
	2023	2022
	(Unaudited)
Energy equipment	$26,936,915	$26,936,915
Professional service	5,200,000	-
Supply of zorba scrap	154,400	-
Total	$32,291,315	$26,936,915

(A)	On March 23, 2023, Green Giant Energy Texas Inc. (“Green Giant Energy”), an indirect wholly owned subsidiary of Green Giant Inc., entered into a sales contract with AGR Enterprises Inc. (“AGR”), pursuant to which Green Giant Energy agreed to purchase, and AGR agreed to sell to Green Giant Energy, 80 MT Zorba Scrap, with the unit price of $1,930 per MT. Green Giant Energy prepaid $154,400 after both parties signed the agreement.

(B)	In 1st quarter of fiscal 2023, the Company made the prepayment in $5.2 million to Vocob Inc. for the consulting services on executing and performing acquisition of the renewable energy entities and C&I solar sites. The contract was signed on October 15, 2022. The agreement is subject to annual review by both parties, the company may declare the agreement is void, rescind the contract and reserves the right to take back the US$5.2 million if Vocob Inc. fails to refer appropriate projects to the Company at the anniversary date. Vocob Inc. will deduct its commission at 3% on gross amount of the deal on per successfully referred project basis from the prepayment; the Company is also entitled to have the remaining balance of prepayment back at the end of the contract terms.

(C)	In 4th quarter of fiscal 2022, the Company made the prepayment in $24.44 million to Golden Mainland Inc. and Golden Ocean Inc. for energy equipment purchase.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of March 31, 2023 and September 30, 2022:

	Balance as of
	March 31, 2023	September 30, 2022
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$21,412,510	$20,672,000
Hanzhong City Oriental Pearl Garden	18,049,449	17,425,514
Yang County Yangzhou Pearl Garden Phase II	2,105,346	2,039,912
Yang County Yangzhou Palace	35,340,422	34,635,104
Real estate property development completed	$76,907,727	$74,772,530
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$181,335,658	$173,289,941
Hanzhong City Hanfeng Beiyuan East (b)	815,132	786,954
Hanzhong City Beidajie (b)	33,330,687	31,144,446
Yang County East 2nd Ring Road (c)	7,925,809	7,904,869
Real estate property under development	$223,407,286	$213,126,210
Impairment	(70,254,174)	(67,825,622)
Real estate property under development	153,153,112	145,300,588

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of March 31, 2023, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of March 31, 2023, the actual costs incurred by the Company were approximately $181.3 million (September 30, 2022 - $173.3 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of March 31, 2023, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to March 2023.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (March 31, 2023 and 2022 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of March 31, 2023 and is in process of the government’s review and approval.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. CONSTRUCTION LOANS

	March 31,	September 30,
	2023	2022
	(Unaudited)
Loan A	$94,958,190	$91,675,668
Loan B	17,288,306	16,690,683
Total	$112,246,496	$108,366,351

(A)

On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $112.8 million (RMB775,000,000) for a long-term loan with interest at 4.75% to develop the Liangzhou Road Project. As of March 31, 2023, the Company borrowed approximately $95.0 million under this credit line (September 30, 2022 - $91.7 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $35,340,422 as of March 31, 2023 (September 30, 2022- $34,635,104). For the three and six months ended March 31, 2023, the interest was $851,453 and $1,708,111 (March 31, 2022 - $1,571,441 and $3,164,722), respectively, which was capitalized into the development cost of the Liangzhou Road Project.

(B)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $17.3 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of approximately $181.3 million as collateral for the loan. Total interest of $52,175 and $102,918 for the three and six months ended March 31, 2023 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (March 31, 2022 - $56,612 and $113,256), respectively.

(C)

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $25.5 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2023. Interest charges for the three and six months ended March 31, 2023 were $76,729 and $151,350 (March 31, 2022 - $83,255 and $166,554), which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	March 31,	September 30,
	2023	2022
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,602,097	$8,300,749
Oriental Pearl Garden	3,123,500	3,015,526
Liangzhou road and related projects	186,382	186,968
Yangzhou Pearl Garden	757,679	731,206
Yang County East 2nd Ring Road	2,184,169	2,108,667
Yangzhou Palace	5,353,327	5,499,652
Total	$20,207,154	$19,842,768

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30% - 50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of March 31, 2023, the Company had business VAT tax payable of $4,021,992 (September 30, 2022 - $4,144,254), which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of March 31, 2023 and September 30, 2022, the Company’s total income tax payable amounted to $13,593,838 and $13,279,845, respectively, which included the income tax payable balances in the PRC of $10,028,839 and $9,714,844, respectively, and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. TAXES (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three and six months ended March 31, 2023 and 2022

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Chinese statutory tax rate	25.0%	25.0%	25.0%	25.0%

Valuation allowance change and other adjustments*	(25)%	6.3%	(25)%	5.6%

Effective tax rate	-%	31.3%	$-%	30.6%

*	other adjustment mainly represented non-deductible expenses for the three and six months ended March 31, 2023 and 2022.

Income tax expense for the three and six months ended March 31, 2023 and 2022 is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Current tax provision	$-	$334,350	$-	$483,225
Deferred tax provision	-	-	-	-
Income tax provision	$-	$334,350	$-	$483,225

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of March 31, 2023 and September 30, 2022, the Company assessed that the related GILTI tax payable was nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and the VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. The Company had a toll tax liability of $2.3 million in fiscal 2017 to reflect the max exposure on the toll tax effect. However, the Company has no U.S. operations and no U.S financing in the past, therefore, the Company does not believe it needs to pay such tax and no additional provision was accrued even since then, hence the balance remains $2.3 million as of March 31, 2023 and September 30, 2022, respectively.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

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

As of March 31, 2023 and September 30, 2022, the outstanding LAT payable balance was nil with respect to completed real estate properties sold up to March 31, 2023 and September 30, 2022, respectively.

(D) Taxes payable consisted of the following:

	March 31,	September 30,
	2023	2022
	(Unaudited)
CIT	$13,593,838	$13,279,845
Business tax	4,021,992	4,144,254
Other taxes and fees	2,542,638	2,556,259
Tax payable	$20,158,468	$19,980,358

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

In connection with the private placement of 10,247,122 units that closed on January 14, 2022, the Company issued warrants to purchase 30,741,366 shares of common stock at $2.375 per share. These warrants are not exercisable until six months from the date of issuance and required the reservation of common shares for their issuance. With the sales these units and other sales of common stock, the Company does not have the necessary authorized shares should these warrants be converted and was not able to reserve the common stock underlying these warrants. The Company is planning to increase their authorized shares prior to the warrants becoming exercisable. If the Company has not increased the authorized shares sufficiently, these warrants will be reflected at their fair value as a liability which could be material.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. COMMON STOCK (continued)

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

The Company awards common stocks to a director and three consultants pursuant to the 2022 Equity Incentive Plan, which was registered on the Form S-8. Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. These common stocks are vested immediately after granted.

On August 10, 2022, Board of directors of the Company issued an aggregate of 5,990,000 registered common stock of the Company, par value $0.001 per share (“Common Stock’), from the Company’s current registration statement on Form S-8 (Form S-8), to the Consultants or their designees namely, Aizhen Wei, Jun Liao and Youbing Li on the terms and conditions set forth in the Agreements, immediately vested upon grant. We record stock-based compensation expense for non-employees at fair value on the grant date as the consideration for service received. On August 10, 2022 the grant date, the Company’s share price closed at $3.23 per share, hence total share-based compensation is equal to $19,347,700;

On September 6, 2022, the Company awarded Jian Zhang, one of the independent directors of the Board, of 10,000 common shares as annual compensation for his role with the Board immediately vested upon the grant date. On September 6, 2022/the grant date, the Company’s share price closed at $2.27 per share, hence total share-based compensation is equal to $22,700.

Total share-based compensation amounts to $19,370,400 for three individuals plus the independent director.

On January 27, 2023, the company granted 40,000 shares of GGE’s restricted stock to FTGC or its designee for the termination of the Exclusion Placement Agent Agreement.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE INC.)

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

As of March 31, 2023, the VIE, Guangsha, was subject to several civil disputes with a supplier (the “General Contractor”), a general contractor of the Company’s certain real estate projects. The total claim by the supplier is approximately $10.4 million, for which the Company estimated that it is more than likely to pay approximately $10.4 million which was included in the accounts payable and other payables in the accompanying consolidated balance sheets. The General Contractor and the Company are in the process of negotiating a settlement. The Company believes it can reach a settlement with a favorable outcome.

In addition, there are 139 cases against the Company, the total claims of year to day amounts to $6.7 million according to the judgement outcome from local courts as of April 4, 2023, of which approximately $5.9 million was accrued for the month ended December 31, 2022. The difference of $0.8 million was accrued for the current reporting month ended March 31, 2023. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain as restricted cash, at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of March 31, 2023 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million. As of March 31, 2023 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $3.0 million and the Company believes that such reserves are sufficient.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements or related disclosures.

NOTE 11. GOING CONCERN

As of March 31, 2023, the Company had cash balance of $3.3 million. In addition to the cash balance, the Company has restricted cash of $3.0 million, contract assets of $7.6 million, security deposits of $1.8 million and due from local governments for real estate property development completed of $43.9 million. The balances of these assets are expected to be repaid on maturity dates and will also be used for working capital for daily operation in the twelve months to come.

The management will enable to meet the operating expenses obligation for the next twelve months from self-generated positive cashflow and external fund raising by private equity financing or direct public offering. S-3 was approved on May 2, 2023 by SEC, and the Company is ready to raise fund through direct public offering to support cash shortfall if any.

On November 14, 2022, the company announced to transform itself into the new energy business. The Company secured a purchase contract with AGR in March 2023 and delivered battery recycle product to a vendor on April 16, 2023, the Company believes it will generate more revenue from its new business.

Going forward there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the financial statement issuance date,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of Green Giant Inc. for the three and six months ended March 31, 2023 and 2022 and should be read in conjunction with such financial statements and related notes included in this report. As used in this report, the terms “Company,” “we,” “our,” “us” and “GGE” refer to Green Giant Inc., its subsidiaries and the VIE.

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

Business Overview

The Company currently operates in two segments, the real estate development business and green energy business. The Company engages in real estate development through the VIE, Guangsha, in mainland China, and is transitioning itself from its real estate development business to a new energy corporation and has appointed a CEO in its Delaware subsidiary to lead and operate the green energy business.

The Company engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties in mainland China through Guangsha. Guangsha was founded by Mr. Xiaojun Zhu, and commenced operations in 1995 in Hanzhong, a prefecture-level city in Shaanxi Province.

Currently, we conduct our real estate development business through the VIE, in Hanzhong, Shaanxi Province. Since the initiation of our real estate development business, we have been focused on expanding our business in certain Tier 3 and Tier 4 cities and counties in China.

For the six months ended March 31, 2023, our sales and gross profit were $0.7 million and $0.1million, respectively, representing an approximate 90.8% and 96.5% decrease in sales and gross profit as compared to six months ended March 31, 2022, respectively. The decrease in sales and gross profit was mainly the result of less gross floor area (“GFA “) sold during the first half of fiscal 2023.

For the six months ended March 31, 2023, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $633 per square meter, increased from the ASP of $518 per square meter for the six months ended March 31, 2022, which was mainly attributable to the following:

1.	Central and local governments relax control measures over real estate development sector in an attempt to stimulate housing market, e.g. lift up quote for home buyers, lower interest rate on mortgage loans, special policies form low income earners etc.

2.	The Company are selling completed house of Yang County project, not blue-prints and so in high demand; it also attracts home buyers who are willing to pay for a higher price; Yang County project targets high-end market, which has better location than residential complex.

3.	Yang County project targets high-end market, which has better location than residential complex.

Recent Development

New Office Opening

On February 3, 2023, the Company announced the opening of its Texas’ office located at 1330 Post Oak Blvd, Ste 1175, Houston, Texas via its subsidiary Green Giant Energy Texas Inc. (“GGE Texas”). The Company has launched the green energy business since March 2023  specializing in uniting operational knowledge with critical project funding to help companies conquer clean energy transition challenges and reducing their carbon footprint.

Registration Statement Filed

On March 7, 2023, the Company filed with the U.S. Securities and Exchange Commission a registration statement on Form S-3, as amended, with aggregate offering amount not exceed $500,000,000 of the common stock, preferred stock, warrants, subscription rights, debt securities units, or any combination thereof, together or separately as described in the prospectus. The registration statement on Form S-3 was declared effective on May 2, 2023.

Resignation of the Chairman and CEO

Effective March 12, 2023, Mr. Neng Chen, resigned from his positions as the Chief Executive Officer (the “CEO”) of the Company and Chairman of the Board. Mr. Neng Chen’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

Appointment of Chairman and CEO

Effective March 13, 2023, the Board appointed Mr. Yuhuai Luo as the CEO of the Company and Chairman of the Board, to fill the vacancy created by the resignation of Mr. Neng Chen. Mr. Luo has served as the vice president of Guizhou Tobacco Company since September 2016. From January 2009 to June 2016, Mr. Luo served as the vice president of Huaxin Energy Subsidiary Company. From September 1989 to March 2008, Mr. Luo served as the director of Guizhou Tobacco Company (Guiyang Branch). Mr. Luo obtained his bachelor’s degree from China Guizhou Agricultural University.

Contract With AGR

On March 23, 2023, the Company’s indirect wholly owned subsidiary, Green Giant Energy Texas Inc. entered into a sales contract with AGR Enterprises Inc. pursuant to which Green Giant Energy agreed to purchase, and AGR agreed to sell to Green Giant Energy, 80 MT Zorba Scrap, with the unit price of $1,930 per MT.

Market Outlook

On November 11, 2022, the People’s Bank of China and the China Banking and Insurance Regulatory Commission issued “Yin Fa [2022] No. 254 “Notice on Supporting the Stable and Healthy Development of the Real Estate Market” to support the stable and healthy development of the real estate market. On November 14, 2022, China Banking and Insurance Regulatory Commission, the Ministry of Housing and Urban-Rural Development and the Central Bank issued the “Notice on the Relevant Work of Commercial Banks Issuing letters of Guarantee to Replace the Pre-sale Supervision Funds” (the “Pre-sale Supervision Funds Notice”). Commercial banks’ house related credit business is expected to expand. The “Financial Support for Real Estate Notice” issued sixteen measures to generate power at both supply and demand ends, it further clarifies the support policies for housing credit. Many policies have been implemented at the document system level for the first time, or will push banks to increase their support for the real estate market. It is expected to positively affect the conservative attitude of commercial banks to intervene in the development of loan market and support the increasing demand from home buyers for mortgage loans.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and base them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different and changing assumptions or conditions.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and six months ended March 31, 2023 and 2022, the Company did not have any construction in progress recognized under the percentage of completion method.

Disaggregation of Revenue

Disaggregated revenues are as follows:

	For the three months ended March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$489,877	$4,302,992
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$489,877	$4,302,992

	For the six months ended March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$652,583	$7,121,986
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$652,583	$7,121,986

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

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and six months ended March 31, 2023 and 2022, the Company did not recognize any impairment loss for its real estate properties.

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

Revenue

The following is a breakdown of revenue:

	For the three months ended March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$489,877	$4,302,992
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Total revenue, net of sales tax	$489,877	$4,302,992

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended March 31,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—%	$235,375	5.4%	$(235,375)	(100.0)%
Nanyuan II Project	—	—	—	—%		%
Yangzhou Palace	488,172	98.21%	4,126,622	94.4%	(3,638,450)	(88.2)%
Yangzhou Pearl Garden Phase I and II	8,874	1.79%	7,626	0.2%	1,248	16.4%
Gross Real Estate Sales	497,046	100.0%	4,369,623	100.0%	(3,872,577)	(88.6)%
Less: Sales Tax	(7,169)		(66,631)		59,462	(89.2)%
Revenue, net of sales tax	$489,877		$4,302,992		$(3,813,115)	(88.6)%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues decreased by 88.6% to approximately $0.5 million for the three months ended March 31, 2023 from approximately $4.3 million. The total GFA sold during six months ended March 31, 2023 was 898 square meters, decreased from the 8,113 square meters completed and sold during the same period of last fiscal year. The sales tax for the three months ended March 31, 2023 was approximately $7,169, decreased by 89.2% from same period of last year, consistent with the decreased revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended March 31,
	2023		2022		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$46,465	11.5%	$218,985	9.5%	$(172,520)	(78.8)%
Construction cost	356,905	88.5%	2,086,118	90.5%	(1,729,213)	(82.9)%
Total cost	$403,370	100.0%	$2,305,103	100.0%	$(1,901,733)	(82.5)%

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

Cost of sales was approximately $0.4 million for the three months ended March 31, 2023 compared to $2.3 million for the same period of last year. The $1.9 million decrease in cost of sales was mainly attributable to less GFA sold during the three months ended March 31, 2023.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended March 31, 2023 and 2022 were approximately $0.05 million and $0.2 million, respectively.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending March 31, 2023 were approximately $0.4 million as compared to approximately $2.1 million for the same period of last year, representing a decrease of approximately $1.7 million. The decrease in construction cost was due to less real estate projects sold during the quarter ended March 31, 2023.

Gross Profit

Gross profit and gross margin were approximately $0.09 million and 17.7 % respectively for the three months ended March 31, 2023 as compared to approximately $2.0 million and 46.4% respectively in the same period of last year due to the economic downturn caused by the epidemic control in China and aforementioned.

	For Three Months Ended March 31,
	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and II	$—	—%	$185,567	78.8%
Oriental Garden	—	—	—	—%
Yangzhou Pearl Garden Phase I and II	1,386	15.6%	1,192	15.6%
Yangzhou Palace	92,290	18.9%	1,877,761	45.5%
Sales Tax	(7,169)		(66,631)
Total gross profit	$86,507	17.7%	$1,997,889	46.4%
Revenue, net of sales tax	$489,877		$4,302,992

Operating Expenses

Total operating expenses increased by 83.2% to approximately $1.2 million for the three months ended March 31, 2023 from $0.7 million for the three months ended March 31, 2022, primarily due more general and administrative expense incurred for the three months ended March 31, 2022. Our general and administrative expense was approximately $1.2 million for the three months ended March 31, 2023, increased by $0.7million from the three months ended March 31, 2022 due to litigation case of construction contract dispute with Zhejiang Hongcheng Construction Group Co., Ltd. in amount of RMB5.84 million (US$0.85 million). Our total operating expenses accounted for 254.5% and 15.8% of our real estate sales for the three months ended March 31, 2023 and 2022, respectively.

	For Three Months Ended
	March 31,
	2023	2022
Selling expenses	$62,431	$29,871
General and administrative expenses	1,184,079	650,426
Total operating expenses	$1,246,510	$680,297
Percentage of revenue, net of sales tax	254.5%	15.8%

Income Taxes

PRC Taxes

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the three months ended March 31, 2023 and 2022, the Company’s effective income tax rate was 0% and 31.3%. The increase in the effective income tax rate for the three months ended March 31, 2023 was due to nondeductible expenses including professional fees, and penalties and interest expense related to our U.S. delinquent tax filings.

Net income

We reported net income of approximately $1.3 million for the three months ended March 31, 2023, as compared to net income of approximately $0.7 for the three months ended March 31, 2022. The decrease of approximately $0.6 million in our net income was primarily due to less revenue for the three months ended March 31, 2022 as discussed above under Revenues and Gross Profit.

Six Months Ended March 31, 2023 compared to Six Months Ended March 31, 2022

Revenue

The following is a breakdown of revenue:

	For the six months ended
	March 31,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales taxes	$652,583	$7,121,986
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$652,583	$7,121,986

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Six Months Ended March 31,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$—	—%	$1,051,238	14.5%	$(1,051,238)	(100.0)%
Nanyuan II Project	—	—	—	—%	—	—%
Yangzhou Pearl Garden Phase I and Phase II	8,874	1.3%	7,626	0.1%	1,248	16.4%
Oriental Garden	—	—%	773,113	10.7	(773,113)	(100.0)%
Yangzhou Palace	652,884	98.7%	5,416,861	74.7%	(4,763,977)	(87.9)%
Gross Real Estate Sales	661,758	100.0%	7,248,838	100.0%	(6,587,080)	(90.9)%
Less: Sales Tax	(9,175)		(126,852)		117,677	(92.8)%
Revenue, net of sales tax	$652,583		$7,121,986		$(6,469,403)	(90.8)%

Our revenue is derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to the same period of last year, revenues decreased by 90.8% to approximately $0.7 million for the six months ended March 31, 2023 from approximately $7.1 million in the same period of last year. The total GFA sold during six months ended March 31, 2023 was 1,045 square meters, decreased from the 11,783 square meters completed and sold during the same period of last year. The sales tax for the six months ended March 31, 2023 was approximately $9,175 decreased by 92.8% from same period of last year, consistent with the decreased revenue.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Six Months Ended March 31,
	2023		2022		Variance
	Cost	%	Cost	%	Amount	%
Land use rights	$52,238	9.8%	$357,263	9.5%	$(305,025)	(85.4)%
Construction cost	481,424	90.2%	3,403,396	90.5%	(2,921,972)	(85.9)%
Total cost	$533,662	100.0%	$3,760,659	100.0%	$(3,226,997)	(85.8)%

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

Cost of sales was approximately $0.5 million for the six months ended March 31, 2023 compared to $3.8 million for the same period of last year. The $3.2 million decrease in cost of sales was mainly attributable to less GFA sold during the six months ended March 31, 2023.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the six months ended March 31, 2023 and 2022 were approximately $0.05 million and $0.4 million, respectively.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the six months ending March 31, 2023 were approximately $0.5 million as compared to approximately $3.4 million for the same period of last year, representing a decrease of approximately $2.9 million. The decrease in construction cost was due to less real estate property units sold during the first half of fiscal 2023.

Gross Profit

Gross profit and gross margin were approximately $0.12 million and 18.2 % respectively for the six months ended March 31, 2023 as compared to approximately $3.3 million and 47.2% respectively in the same period of last year due to the economic downturn caused by the epidemic control in China and aforementioned.

The following table sets forth the gross margin of each of our projects:

	For Six Months Ended March 31,
	2023		2022
	Gross	Percentage	Gross	Percentage
	Profit	of Revenue	Profit	of Revenue
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan)	$—	—%	$432,047	41.1%
Oriental Garden	—	—%	615,807	79.7%
Nanyuan II project	—	—%	—	—%
Yangzhou Pearl Garden Phase I and Phase II	1,386	15.6%	1,192	15.6%
Yangzhou Palace	126,710	19.4%	2,439,133	45.0%
Sales Tax	(9,175)	—	(126,852)	—
Total gross profit	$118,921	18.2%	$3,361,327	47.2%
Revenue, net of sales tax	$652,583	—	$7,121,986	—

Operating Expenses

Total operating expenses were approximately $1.9 million and $1.5 million for the six months ended March 31, 2023 and 2022, respectively. The 36.5% increase in general administration expense for the six months ended March 31, 2023 due to litigation case of construction contract dispute with Zhejiang Hongcheng Construction Group Co., Ltd. in amount of RMB5.84 million (US$0.85 million). Our total operating expenses accounted for 284.1% and 21.5% of our real estate sales for the six months ended March 31, 2023 and 2022, respectively.

	For Six Months Ended
	March 31,
	2022	2021
Selling expenses	$102,861	$249,658
General and administrative expenses	1,750,896	1,282,353
Total operating expenses	$1,853,757	$1,532,011
Percentage of Revenue, net of sales tax	(284.1)%	21.5%

Income Taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the six months ended March 31, 2023 and 2022, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income

We reported net income of approximately negative $1.9 million for the six months ended March 31, 2023, as compared to net income of approximately $1.1million for the six months ended March 31, 2022. The decrease of $3.0 million in our net income was primarily due to less revenue reported for the first half of fiscal 2023 as discussed above under Revenues and Gross Profit.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically we mainly financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchase, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the temporary closure of the Company’s facilities and operations beginning in early February through early March 2020, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis, The Company had real estate sales of approximately $0.7 million for the six months ended March 31, 2023, decreased from $7.2 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of March 31, 2023, we had large construction loans payable of approximately $112.2 million and accounts payable of approximately $11.0 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of March 31, 2023, our total cash and restricted cash balance was approximately $3.3 million, increased from approximately $4.4 million as of September 30, 2022. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of March 31, 2023, we had approximately $76.9million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $11.0 million accounts payable as of March 31, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of March 31, 2023, we reported approximately $112.2 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended March 31, 2023, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Six months ended
	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(1,157,079)	$7,334
Net cash used in investing activities	(5,354,400)	(18,461,700)
Net cash provided by financing activities	5,307,470	28,936,915
Effect of change of foreign exchange rate on cash and restricted cash	112,219	(356,551)
Net increase (decrease) in cash and restricted cash	(1,091,790)	10,125,998
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$3,276,387	$13,591,187

Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2023 was $1,157,079, consisting of net loss of approximately $ 1.9 million and net changes in our operating assets and liabilities, which mainly included an increase of spending in real estate property under development of $2.6 million, offset by an increase in other payables of $2.72 million.

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

Investing Activities

Net cash flows used in investing activities was approximately $5.4 million for six months ended March 31, 2023, which was mainly the prepayment made to purchase energy equipment and professional services. There was $18,461,700 cash flows used in investing activities for six months ended March 31, 2022.

Financing Activities

Net cash flows provided by financing activities was approximately $5.3 million for six months ended March 31, 2023, which was the proceeds received from two private placements completed by the Company during the first half of fiscal 2023. There was $28,936,915 cash flows provided by financing activities for six months ended March 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of the date of this quarterly report on the Form 10-Q.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of March 31, 2023 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million. As of March 31, 2023 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $3.0 million and the Company believes that such reserves are sufficient.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

As of March 31, 2023, the VIE, Guangsha, was subject to several civil disputes with a supplier (the “General Contractor”), a general contractor of the Company’s certain real estate projects. The total claim by the supplier is approximately $10.4 million, for which the Company estimated that it is more than likely to pay approximately $10.4 million which was included in the accounts payable and other payables in the accompanying consolidated balance sheets. The General Contractor and the Company are in the process of negotiating a settlement. The Company believes it can reach a settlement with a favorable outcome.

In addition, there are 139 cases against the Company, the total claims of year to day amounts to $6.7 million according to the judgement outcome from local courts as of April 4, 2023, of which approximately $5.9 million was accrued for the month ended December 31, 2022. The difference of $0.8 million was accrued for the current reporting months  ended March 31, 2023. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the SB-2 Registration Statement filed with SEC on August 31, 2001).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the SB-2 Registration Statement filed with SEC on August 31, 2001).

3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to China Agro Sciences Corp. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with SEC on May 5, 2006).

3.4	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with SEC on August 16, 2010).

3.5	Articles of Amendment to Articles of Incorporation to effect 1 share for 2 shares reverse split (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on September 1, 2020).

3.6	Articles of Amendment to Articles of Incorporation to change the name of the Company to “Green Giant Inc.” (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on March 23, 2022).

3.7	Articles of Amendment to Articles of Incorporation for the increase of the authorized shares of common stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with SEC on July 11, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with SEC on January 13, 2023).

10.1	Employment Agreement, dated March 13, 2023 by and between the Company and Yuhuai Luo (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with SEC on March 15, 2023)

10.2	Sales Contract, dated March 23, 2023, by and between Green Giant Energy Texas Inc. and AGR Enterprises Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with SEC on April 7, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Giant Inc.

Date: May 5, 2023	By:	/s/ Yuhuai Luo
Yuhuai Luo
Chief Executive Officer

Green Giant Inc.

Date: May 5, 2023	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer