Form 10-Q
period 2023-06-30
Green Giant Inc.
filed 2023-08-10
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there were 55,793,268 shares of Common Stock, par value $0.001 per share, outstanding.

GREEN GIANT INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

i

GREEN GIANT INC.

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
ASSETS	(Unaudited)
Cash	$105,659	$1,360,217
Restricted cash	2,754,200	3,007,960
Contract assets	7,081,099	7,628,770
Prepayment	32,694,702	26,936,915
Real estate property development completed	72,677,725	74,772,530
Other assets	3,894,869	3,767,190
Property, plant and equipment, net	460,349	483,219
Security deposits	1,737,364	1,771,019
Real estate property under development	59,691,056	145,300,588
Due from local governments for real estate property development completed	41,554,018	42,358,986

Total Assets	$222,651,041	$307,387,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$106,307,012	$108,366,351
Accounts payable	10,390,360	10,606,635
Other payables	17,156,617	13,578,713
Amount due to related parties	400,000	—
Construction deposits	2,971,993	3,029,565
Contract liabilities	1,933,651	1,989,898
Customer deposits	19,341,039	19,842,768
Accrued expenses	11,641,475	10,547,436
Taxes payable	18,856,414	19,980,358
Total liabilities	188,998,561	187,941,724

Commitments and Contingencies
Stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 55,793,268 and 46,464,929 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	55,793	46,464
Additional paid-in capital	190,119,912	184,821,771
Statutory surplus	11,095,939	11,095,939
Retained earnings	(160,040,608)	(67,432,727)
Accumulated other comprehensive income	(7,578,556)	(9,085,777)
Total stockholders’ equity	33,652,480	119,445,670
Total Liabilities and Stockholders’ Equity	$222,651,041	$307,387,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Real estate sales, net of sales tax	$206,096	$1,164,954	$858,679	$8,286,940
Revenue from Battery Recycling	224,226	-	224,226	-
Cost of real estate sales	(165,535)	(833,599)	(699,197)	(4,594,258)
Cost of Battery Recycling	(223,386)	—	(223,386)	—
Gross profit	41,401	331,355	160,322	3,692,682
Operating expenses:
Selling and distribution expenses	(37,291)	(40,261)	(140,152)	(289,919)
General and administrative expenses	(804,743)	(1,698,534)	(2,555,639)	(2,980,887)
Impairment losses on real estate property development completed	(89,914,582)	-	(89,914,582)	-
Total operating expenses	(90,756,616)	(1,738,795)	(92,610,373)	(3,270,806)
Operating (loss) income	(90,715,215)	(1,407,440)	(92,450,051)	421,876
Interest income, net	1,313	1,705	3,365	3,910
Other (expense)	(15,178)	5,609	(161,195)	(245,592)
(Loss) income before income taxes	(90,729,080)	(1,400,126)	(92,607,881)	180,194
Provision for income taxes	—	(30,450)	—	(513,675)
Net (loss) income	(90,729,080)	(1,430,576)	(92,607,881)	(333,481)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,894,958)	(10,649,961)	1,507,221	(7,444,501)
Comprehensive (loss) income	$(92,624,038)	$(12,080,537)	$(91,100,660)	$(7,777,982)
Basic and diluted (loss) earnings per common share:
Basic	$(1.63)	$(0.04)	$(1.69)	$(0.01)
Diluted	$(1.63)	$(0.04)	$(1.69)	$(0.01)
Weighted average common shares outstanding:
Basic	55,793,268	40,464,929	54,925,252	33,672,274
Diluted	55,793,268	40,464,929	54,925,252	33,672,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			other	Total
	Common Stock		Paid-in	Statutory	Retained	comprehensive	stockholders’
	Shares	Amount	Stocks	Reserve	Earnings	Income (loss)	equity

Balance, September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Net income	—	—	—	—	364,310	—	364,310
Foreign currency translation adjustments	—	—	—	—	—	2,167,401	2,167,401
Balance, December 31, 2021 - unaudited	25,617,807	$25,617	$136,535,303	$11,095,939	$41,056,265	$4,516,298	$193,229,422
Issuance of common stocks in connection with private placements	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income	—	—	—	—	732,785	—	732,785
Foreign currency translation adjustments	—	—	—	—	—	1,038,059	1,038,059
Balance, March 31, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$41,789,050	$5,554,357	$223,937,181
Net loss	—	—	—	—	(1,430,576)	—	(1,430,576)
Foreign currency translation adjustments	—	—	—	—	—	(10,649,961)	(10,649,961)
Balance, June 30, 2022 - unaudited	40,464,929	$40,464	$165,457,371	$11,095,939	$40,358,474	$(5,095,604)	$211,856,644

Balance, September 30, 2022	46,464,929	$46,464	$184,821,771	$11,095,939	$(67,432,727)	$(9,085,777)	$119,445,670
Private placements	9,288,339	9,289	5,192,181	—	—	—	5,201,470
Net income	—	—	—	—	(573,722)	—	(573,722)
Foreign currency translation adjustments	—	—	—	—	—	2,987,908	2,987,908
Balance, December 31, 2022 - unaudited	55,753,268	$55,753	$190,013,952	$11,095,939	$(68,006,449	$(6,097,869)	$127,061,326
Private placements	40,000	40	105,960	—	—	—	106,000
Net income	—	—	—	—	(1,305,079)	—	(1,305,079)
Foreign currency translation adjustments	—	—	—	—	—	414,271	414,271
Balance, March 31, 2023 - unaudited	55,793,268	$55,793	$190,119,912	$11,095,939	$(69,311,528)	$(5,683,598)	$126,276,518
Net loss	—	—	—	—	(90,729,080)	—	(90,729,080)
Foreign currency translation adjustments	—	—	—	—	—	(1,894,958)	(1,894,958)
Balance, June 30, 2023 - unaudited	55,793,268	$55,793	$190,119,912	$11,095,939	$(160,040,608)	$(7,578,556)	$33,652,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$(92,607,881)	$(333,481)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	14,201	18,440
Impairment loss	89,914,582	—
Changes in operating assets and liabilities:
Contract assets	417,835	514,590
Real estate property development completed	699,197	4,600,277
Real estate property under development	(3,952,017)	(9,302,202)
Other current assets	(200,605)	4,013,019
Accounts payables	(15,265)	(6,525,103)
Other payables	3,966,769	3,895,841
Amount due to related parties	400,000	—
Contract liabilities	(19,125)	(175,577)
Customer deposits	(129,333)	2,624,895
Accrued expenses	1,342,254	646,264
Taxes payables	(842,518)	(776,711)
Net Cash Used in Operating Activities	(1,011,906)	(799,748)

Cash Flows from Investing Activities:
Prepayment for energy equipment	(5,757,787)	(26,936,915)
Net Cash Used in Investing Activities	(5,757,787)	(26,936,915)

Cash Flows from Financing Activities:
Proceeds from private placements	5,307,470	28,936,915
Net Cash Provided by Financing Activities	5,307,470	28,936,915

Effect of exchange rate changes on cash and restricted cash	(46,095)	(124,054)
Net increase (decrease) in cash and restricted cash	(1,508,318)	1,076,198
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$2,859,859	$4,541,387
Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transactions of Investing and Financing Activities
Reclassification of interest payable to other liabilities	$—	$5,063,191
Settlement of accounts payable with real estate property*	$—	$569,299
Settlement of accounts payable and accounts receivable*	$—	$2,758,731
Settlement of accounts payable with issuance of stocks	$—	$—
Real estate sales for settlement in real estate property under development	$—	$—

Reconciliation of cash and restricted cash
Cash, end of period	$105,659	$1,463,797
Restricted, end of period	2,754,200	3,077,590
Total cash and restricted cash, end of period	$2,859,859	$4,541,387

Cash, beginning of period	$1,360,217	$170,001
Restricted, beginning of period	3,007,960	3,295,188
Total cash and restricted cash, beginning of period	$4,368,177	$3,465,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Green Giant Inc., formerly known as China HGS Real Estate Inc. (“GG” or the “Company” or “we”, “us”, “our”), through its subsidiaries and variable interest entity (“VIE”), engages in real estate development, and the construction and sales of residential apartments, parking spaces and commercial properties in Tier 3 and Tier 4 cities and counties in China. On March 23, 2022, the Company completed the change of its name from China HGS Real Estate Inc. to Green Giant Inc., effective immediately (the “Name Change”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2023.

NOTE 2. LIQUIDITY

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the closure of the Company’s facilities and operations beginning in early February 2020 and ending in December 2022, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $0.9 million for the nine months ended June 30, 2023, as compared with $8.3 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of June 30, 2023, we had large construction loans payable of approximately $106.3 million and accounts payable of approximately $10.4 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. LIQUIDITY (CONTINUED)

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2023, our total cash and restricted cash balance was approximately $2.9 million. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 27, 2023, the Company closed a private placement with net proceeds of approximately $0.1 million. As of June 30, 2023, we had approximately $72.7 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.4 million accounts payable as of June 30, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2023, we reported approximately $106.3 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended June 30, 2023, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The unaudited condensed consolidated financial information as of June 30, 2023 and for the three and nine months ended June 30, 2023 and 2022 has been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with US GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on January 13, 2023.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements for the year ended September 30, 2022. The results of operations for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the full years.

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

For the three months ended June 30, 2023, revenues were generated from lead ingots or blocks sales and completed condominium real estate projects. The Company controls of the lead ingots or blocks. Revenues are recognized in gross amount at the point of time when they are delivered to the customers. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and nine months ended June 30, 2023 and 2022, the Company did not have any construction in progress recognized under the percentage of completion method.

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

	June 30,	September 30,
	2023	2022
Year-end spot rate	7.2513	7.1135

	For the Nine Months Ended
	June 30,
	2023	2022
Average rate	6.9886	6.4504

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2023, the Company recognized $89.9 million impairment with respect to real estate property under development.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate properties under development is recorded as a component of the cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three and nine months ended June 30, 2023, the total interest capitalized for real estate property development was $1,343,290 and $4,208,313, respectively. For the three and nine months ended June 30, 2022, the total interest capitalized in the real estate property development was $1,618,659 and $5,063,191, respectively.

Impairment of long-lived assets

In accordance with the FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technological or other industrial changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. The Company recognized $89.9 million impairment with respect to real estate property under development for three months ended June 30, 2023.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2023 and September 30, 2022.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three and nine months ended June 30, 2023 and 2022. As of June 30, 2023, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2016 through 2020 are subject to examination by the Chinese taxing authorities.

The parent Company, Green Giant’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2021 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of June 30, 2023 and September 30, 2022, including approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $1.3 million provision for delinquent U.S. and State tax fillings. The Company plans to engage a tax professional to file its delinquent tax returns in 2022. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of other comprehensive income (loss) for the three and nine months ended June 30, 2023 and 2022 were net income and foreign currency translation adjustments.

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

As of June 30, 2023, there were outstanding warrants to purchase approximately 55,793,268 shares of the Company’s Common Stock (September 30, 2022-46,464,929), which resulted in 55,793,268 dilutive shares for the nine months ended June 30, 2023. There were no dilutive shares for the three months ended June 30, 2023.

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

For the three and nine months ended June 30, 2023 and 2022, the Company did not have any individual customer that accounted for more than 10% of the Company real estate sales revenue for the related periods.

NOTE 4. PREPAYMENT

As of June 30, 2023, prepayments were as follows:

	June 30,	September 30,
	2023	2022
	(Unaudited)
Energy equipments	$26,936,915	$26,936,915
Professional service	5,200,000	—
Mental Scrap	557,787	—
Total	$32,694,702	$26,936,915

(A)	In April, 2023, Green Giant Energy Texas Inc. (“Green Giant Energy”), an indirect wholly owned subsidiary of Green Giant Inc., entered into a sales contract with AGR Enterprises Inc. (“AGR”), pursuant to which Green Giant Energy agreed to purchase, and AGR agreed to sell to Green Giant Energy, 279.35 MT Aluminium Scrap Zorba and 40 MT Non Ferrous Metal Scrap Zurik, with the unit price of $1,827 per MT and $1,185 per MT respectively. Green Giant Energy prepaid $557,787 after both parties signed the agreement.

(B)	In 1st quarter of fiscal 2023, the Company made the prepayment in $5.2 million to Vocob Inc. for the consulting services on executing and performing acquisition of the renewable energy entities and C&I solar sites. The contract was signed on October 15, 2022. The agreement is subject to annual review by both parties, the company may declare the agreement is void, rescind the contract and reserves the right to take back the US$5.2 million if Vocob Inc. fails to refer appropriate projects to the Company at the anniversary date. Vocob Inc. will deduct its commission at 3% on gross amount of the deal on per successfully referred project basis from the prepayment; the Company is also entitled to have the remaining balance of prepayment back at the end of the contract terms.

(C)	In 4th quarter of fiscal 2022, the Company made the prepayment in $26.9 million to Golden Mainland Inc. and Golden Ocean Inc. for energy equipment purchase.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of June 30, 2023 and September 30, 2022:

	Balance as of
	June 30, 2023	September 30, 2022
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$20,279,475	$20,672,000
Hanzhong City Oriental Pearl Garden	17,094,368	17,425,514
Yang County Yangzhou Pearl Garden Phase II	1,993,943	2,039,912
Yang County Yangzhou Palace	33,309,939	34,635,104
Real estate property development completed	$72,677,725	$74,772,530
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$172,551,954	$173,289,941
Hanzhong City Hanfeng Beiyuan East (b)	771,999	786,954
Hanzhong City Beidajie (b)	32,054,541	31,144,446
Yang County East 2nd Ring Road (c)	7,506,417	7,904,869
Real estate property under development	$212,884,911	$213,126,210
Impairment	(153,193,855)	(67,825,622)
Real estate property under development	$59,691,056	$145,300,588

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of June 30, 2023, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of June 30, 2023, the actual costs incurred by the Company were approximately $172.6 million (September 30, 2022 - $173.3 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of June 30, 2023, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to June 2023.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (June 30, 2023 and 2022 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of June 30, 2023 and is in process of the government’s review and approval.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONSTRUCTION LOANS

	June 30,	September 30,
	2023	2022
	(unaudited)
Loan A	$89,933,511	$91,675,668
Loan B	16,373,501	16,690,683
Total	$106,307,012	$108,366,351

(A)

On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $106.9 million (RMB775.0 million) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of June 30, 2023, the Company borrowed approximately $89.9 million under this credit line (September 30, 2022 - $91.7 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $33,309,939 as of June 30, 2023 (September 30, 2022 - $34,635,104). For the three and nine months ended June 30, 2023, the interest was $787,151 and $2,494,955 (June 30, 2022 - $1,483,704 and $4,648,426), respectively, which was capitalized into the development cost of the Liangzhou Road Project.

(B)

In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $16.4 million (RMB119.0 million) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of approximately $172.6 million as collateral for the loan. Total interest of $52,037 and $154,952 for the three and nine months ended June 30, 2023 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (June 30, 2022 - $54,625 and $167,881), respectively.

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $24.1 million (RMB175.0 million) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2022. As of June 30, 2023 and September 30, 2022, the outstanding loan balance was $nil. Interest charges for the three and nine months ended June 30, 2023 were $76,525 and $227,871 (June 30, 2022 - $80,330 and $246,884), respectively, which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	June 30,	September 30,
	2023	2022
	(unaudited)
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,140,369	$8,300,749
Oriental Pearl Garden	2,957,531	3,015,526
Liangzhou road and related projects	176,520	186,968
Yangzhou Pearl Garden	717,587	731,206
Yang County East 2nd Ring Road	2,068,595	2,108,667
Yangzhou Palace	5,280,437	5,499,652
Total	$19,341,039	$19,842,768

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30% - 50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 8. TAXES

(A) Value added taxes (“VAT”)

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of June 30, 2023 and September 30, 2022, the Company had VAT tax payable of $3,581,542 and $4,144,254, respectively, which is expected to be paid when the projects are completed and assessed by the local tax authority.

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of June 30, 2023 and September 30, 2022, the Company’s total income tax payable amounted to $12,979,639 and $13,279,845, respectively, which included the income tax payable balances in the PRC of $9,414,638 and $9,714,844, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. TAXES (continued)

Income tax expense for the three and nine months ended June 30, 2023 and 2022 is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Current tax provision	$—	$30,450	$—	$513,675
Total income tax expenses	$—	$30,450	$—	$513,675

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of June 30, 2023 and September 30, 2022, the Company assessed that the related GILTI tax payable was $nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of June 30, 2023 and September 30, 2022, the Company provided $2.3 million provision due to delinquent U.S. tax return fillings.

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

As at June 30, 2023 and September 30, 2022, the outstanding LAT payable balance was $nil with respect to completed real estate properties sold up to June 30, 2023 and September 30, 2022, respectively.

(D) Taxes payable consisted of the following:

	June 30,	September 30,
	2023	2022
	(unaudited)
CIT payable	$12,979,639	$13,279,845
VAT payable	3,581,542	4,144,254
Other taxes and fees payable	2,295,233	2,556,259
Total	$18,856,414	$19,980,358

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. RELATED PARTY BALANCES AND TRANSACTIONS

The table below sets forth major related parties of the Group and their relationships with the Group:

Entity or individual name	Relationship with the Group
Goldenmountain Solution Inc	Share holder

Transactions

June 30,
Name	2023

Goldenmountain Solution Inc	400,000

Balance

June 30,
Name	2023

Goldenmountain Solution Inc	400,000

On May 1, 2023, a loan agreement of $0.4 million was entered into between Goldenmountain Solution Inc and Green Giant Energy.

NOTE 10. COMMON STOCK

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

On March 16, 2022, the Company entered into a certain securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act, pursuant to which the Company agreed to sell an aggregate of 4,600,000 shares of Common Stock, par value $0.001 per share, for an aggregate purchase price of approximately $4.6 million. On March 30, 2022, the transaction contemplated by the SPA closed.

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

On August 10, 2022, Board of directors of the Company issued an aggregate of 5,990,000 registered Common Stock of the Company, from the Company’s current registration statement on the Form S-8, to the consultants or their designees namely, Aizhen Wei, Jun Liao and Youbing Li on the terms and conditions set forth in the agreements, immediately vested upon grant. We record stock-based compensation expense for non-employees at fair value on the grant date as the consideration for service received. On August 10, 2022/the grant date, the Company’s share price closed at $3.23 per share, hence total share-based compensation is equal to $19,347,700.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMON STOCK (continued)

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

There are 135 cases against the Company, the total claims of year to day amounts to $10.5 million according to the judgement outcome from local courts as of July 15, 2023, of which approximately $9.4 million was accrued for the month ended December 31, 2022. The difference of $1.1 million was accrued for the nine months ended June 30, 2023. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain as restricted cash, at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of June 30, 2023 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million. As of June 30, 2023 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $3.0 million and the Company believes that such reserves are sufficient.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the unaudited financial statements were available to issue. Based upon this review, the Company has not identified any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

NOTE 13. GOING CONCERN

As of June 30, 2023, the Company had cash balance of $0.1 million. In addition to the cash balance, the Company has restricted cash of $2.8 million, contract assets of $7.1 million, security deposits of $1.7 million and due from local governments for real estate property development completed of $41.6 million. The balances of these assets are expected to be repaid on maturity dates and will also be used for working capital for daily operation in the twelve months to come.

On November 14, 2022, the company announced to transform itself into the new energy business. In March and April 2023, the Company reached purchase agreements with AGR Enterprises Inc. delivered battery recycle products. On April 16, 2023, the Company entered a sales contract with ACE Recycling Pte Ltd. sold lead ingots and blocks. The Company believes it will generate more revenue from its new business.

On May 1, 2023, a loan agreement of $0.4 million was entered into between Goldenmountain Solution Inc and Green Giant Energy.

The management will enable to meet the operating expenses obligation for the next twelve months from self-generated positive cashflow and external fund raising by private equity financing or direct public offering. The registration statement on Form S-3 was declared effective on May 2, 2023 by SEC, and the Company is ready to raise fund through direct public offering to support cash shortfall, if any.

Going forward there are no conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the financial statement issuance date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of Green Giant Inc. (formerly known as China HGS Real Estate, Inc.). For the three and nine months ended June 30, 2023 and 2022   and should be read in conjunction with such financial statements and related notes included in this report.

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

For the nine months ended June 30, 2023, our sales and gross profit were $1.1 million and $0.2million, respectively, representing an approximate 86.9% and 95.7% decrease in sales and gross profit as compared to nine months ended June 30, 2022, respectively. The decrease in sales and gross profit was mainly the result of less gross floor area (“GFA”) sold during the first three quarters of fiscal 2023.

For the nine months ended June 30, 2023, the average selling price (“ASP”) for our real estate projects located in Yang County was approximately $552 per square meter, increased from the ASP of $522 per square meter for the nine months ended June 30, 2022, which was mainly attributable to the following:

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

We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our condensed consolidated financial statements. These policies should be read in conjunction with Note 2 of the notes to the unaudited condensed consolidated financial statements

Revenue recognition

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

The Company currently operates in two segments, the real estate development business and green energy business. For the three months ended June 30, 2023, revenues were generated from lead ingots or blocks sales and completed condominium real estate projects.

The Company controls of the lead ingots or blocks. Revenues are recognized in gross amount at the point of time when they are delivered to the customers. Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three and nine months ended June 30, 2023 and 2022, the Company did not have any construction in progress recognized under the percentage of completion method.

Disaggregation of Revenue

Disaggregated revenues are as follows:

	For the three months ended June 30,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$206,096	$1,164,954
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Revenue from Battery Recycling	224,226	—
Total revenue, net of sales tax	$430,322	$1,164,954

	For the nine months ended June 30,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales tax	$858,679	$8,286,940
Revenue recognized for condominium real estate projects under development, net of sales tax	—	—
Revenue from Battery Recycling	224,226
Total revenue, net of sales tax	$1,082,905	$8,286,940

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

Cost of amenities transferred to buyers is allocated to specific units as a component of total construction cost. The amenity cost includes landscaping, road paving, etc. Once the projects are completed, the amenities are under control of the property management companies. Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three and nine months ended June 30, 2023, the Company did recognize $89.9 million impairment loss for its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

Revenues

We derive our revenues from two operating segments, (i) sales of lead ingots or blocks, and (ii) real estate. The following table sets forth our revenues by segment and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Oriental Garden	—	—	33,650	2.9	(33,650)	(100.0)
Yangzhou Palace	206,096	47.9	1,131,304	97.1	(925,208)	(81.8)
Battery Recycling	224,226	52.1	—	—	224,226	100.0
	$430,322	100.0	$1,164,954	100.0	$(734,632)	(63.1)

Our revenues decreased by 63.1% from $1.2 million for the three months ended June 30, 2022 to $0.4 million for the three months ended June 30, 2023, primarily due to the decline in the sales of real estate projects, which contributed to 47.9% of our total revenues. The total GFA sold for the remaining real estate projects during the three months ended June 30, 2023 and 2022 was 293 square meters and 1,666 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	Three Months Ended June 30,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Land use rights	$16,776	4.3	$129,327	15.5	$(112,551)	(87.0)
Construction cost	148,759	38.3	704,272	84.5	(555,513)	(78.9)
Battery Recycling	223,386	57.4	—	—	223,386	100.0
	$388,921	100.0	$833,599	100.0	$(444,678)	(53.3)

Our cost of revenues decreased by 53.3% from $0.8 million for the three months June 30, 2022 to $0.4 million for the three months ended June 30, 2023 because cost of revenues for real estate segment decreased by 80.1% from $0.8 million for the three months ended June 30, 2022 to $0.2 million for the three months ended June 30, 2023. The decrease was in line with the reduction in the sales of the condominiums and commercial properties.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended June 30, 2023 were approximately $16.8k, as compared to approximately $129.3k for the three months ended June 30, 2022, representing a decrease of approximately $112.5k from the same quarter last year. The decrease was consistent with the fact that total GFA sold in this quarter significantly decreased from the same period of last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ended June 30, 2023 were approximately $0.1 million as compared to approximately $0.7 million for the same period of last year, representing a decrease of approximately $0.6 million. The decrease in construction cost was due to less real estate projects sold during the quarter ended June 30, 2023.

Gross Profit

The following table sets forth a breakdown of our gross profits:

	Three Months Ended June 30,
	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Nanyuan II Project	—	—	—	—
Oriental Garden	—	—	4,201	12.5
Yangzhou Palace	40,561	19.8	327,154	28.9
Battery Recycling	840	0.4	—
	$41,401	9.6	$331,355	28.4

Our gross profit decreased by 87.5% from $0.3 million for the three months ended June 30, 2022 to $0.04 million for the three months ended June 30, 2023 which was mainly due to the economic downturn caused by the epidemic control in China.

Operating Expenses

The following table presents our operating expenses by nature for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Selling and distribution expenses	$37,291	$40,261
General and administrative expenses	804,743	1,698,534
Impairment of Real estate property under development	89,914,582	—
Total operating expenses	$90,756,616	$1,738,795
Total Revenue	$430,322	$1,164,954
Total operating expenses as a % of total revenues	21,090.4%	149.3%

Total operating expenses increased by 5119.51% from $1.7 million for the three months ended June 30, 2022 to $90.8 million for the three months ended June 30, 2023 which was mainly attributable to the impairment loss of $89.9 million with respect to real estate property development completed.

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

Net Income (Loss)

As a result of the foregoing, we reported net loss of approximately $90.7 million for the three months ended June 30, 2023, as compared to net loss of approximately $1.4 million for the three months ended June 30, 2022.

Nine months ended June 30, 2023 compared to Nine months ended June 30, 2022

Revenues

The following table sets forth our revenues by segment and as a percentage of total revenues for the periods indicated:

	Nine Months Ended June 30,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$8,699	0.8	$974,309	11.8	$(965,610)	(99.1)
Oriental Garden	—	—	790,593	9.5	(790,593)	(100.0)
Yangzhou Palace	849,980	78.5	6,522,038	78.7	(5,672,058)	(87.0)
Battery Recycling	224,226	20.7	—	—	224,226
	$1,082,905	100.0	$8,286,940	100.0	$(7,204,035)	(86.9)

For the nine months ended June 30, 2023 and 2022, we generated revenues of $1.1 million and $8.3 million, respectively, derived from two operating segments, (i) sales of lead ingots or blocks, and (ii) real estate.

Our revenues decreased by 86.9% from $8.3 million for the nine months ended June 30, 2022 to $1.1 million for the nine months ended June 30, 2023, primarily due to the decline in the sales of real estate projects, which contributed to 79.3% of our total revenues. The total GFA sold for the remaining real estate projects during the nine months ended June 30, 2023 and 2022 was 1,338 and 13,449 square meters, respectively.

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	Nine Months Ended June 30,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
Land use rights	$70,428	7.6	$486,590	10.6	$(416,162)	(85.5)
Construction cost	628,769	68.2	4,107,668	89.4	(3,478,899)	(84.7)
Battery Recycling	223,386	24.2	—	—	223,386	100.0
	$922,583	100.0	$4,594,258	100.0	$(3,671,675)	(79.9)

Our cost of revenues decreased by 79.9% from $4.6 million for the nine months June 30, 2022 to $0.9 million for the nine months ended June 30, 2023 because cost of revenues for real estate segment decreased by 84.8% from $4.5 million for the nine months ended June 30, 2022 to $0.7 million for the nine months ended June 30, 2023. The decrease was in line with the reduction in the sales of the condominiums and commercial properties.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the nine months ended June 30, 2023 were approximately $70.4k, as compared to approximately $486.6k for the nine months ended June 30, 2022, representing a decrease of approximately $416.2k from the same period of last year. The decrease was consistent with the fact that total GFA sold in the first three quarters ended June 30, 2023 was declined significantly compared to the same period last year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the nine months ended June 30, 2023 were approximately $0.6 million as compared to approximately $4.1 million for the same period of last year, representing a decrease of approximately $3.5 million. The decrease in construction cost was due to less real estate property units sold for the nine months ended June 30, 2023.

Gross Profit

The following table sets forth a breakdown of our gross profits:

	Nine Months Ended June 30,
	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Mingzhu Garden (Mingzhu Nanyuan & Mingzhu Beiyuan) Phase I and Phase II	$1,225	14.1	$393,979	40.4
Oriental Garden	—	—	603,838	76.4
Yangzhou Palace	158,257	18.6	2,694,865	41.3
Battery Recycling	840	0.4	—	—
	$160,322	14.8	$3,692,682	44.6

Our gross profit decreased by 95.6% from $3.7 million for the nine months ended June 30, 2022 to $0.2 million for the nine months ended June 30, 2023 which was mainly due to the economic downturn caused by the epidemic control in China and aforementioned.

Operating Expenses

The following table presents our operating expenses by nature for the periods indicated:

	Nine Months Ended June 30,
	2023	2022
Operating expenses:
Selling and distribution expenses	$140,152	$289,919
General and administrative expenses	2,555,639	2,980,887
Impairment of Real estate property under development	89,914,582	2,980,887
Total operating expenses	$92,610,373	$3,270,806
Total Revenue	$1,082,905	$8,286,940
Total operating expenses as a % of total revenues	8,552.0%	39.5%

Total operating expenses increased by 2,731.4% from $3.3 million for the nine months ended June 30, 2022 to $92.6 million for the nine months ended June 30, 2023 which was mainly attributable to the impairment loss of $89.9 million with respect to real estate property development completed recorded in the three months ended June 30, 2023.

Income Taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income as reported in the statutory financial statements after appropriate tax adjustments. For the nine months ended June 30, 2023 and 2022, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference.

Net Income (Loss)

As a result of the foregoing, we reported net loss of approximately $92.6 million for the nine months ended June 30, 2023, as compared to net loss of approximately $0.3 for the nine months ended June 30, 2022.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business. Historically, we have primarily financed our operations primarily through cash flows from operations and borrowings from our principal shareholder.

Liquidity

In recent years, the Chinese government has implemented measures to control overheating residential and commercial property prices including but not limited to restrictions on home purchases, increasing the down-payment requirement against speculative buying, development of low-cost rental housing properties to help low-income groups while reducing the demand in the commercial housing market, increasing real estate property taxes to discourage speculation, control of the land supply and slowdown the construction land auction process, etc. In addition, in December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly throughout China and worldwide, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC’s and international economies. To reduce the spread of COVID-19, the Chinese government has employed measures including city lockdowns, quarantines, travel restrictions, suspension of business activities and school closures. Due to difficulties resulting from the COVID-19 pandemic, including, but not limited to, the closure of the Company’s facilities and operations beginning in early February 2020 through December 2022, limited support from the Company’s employees, delayed access to construction raw material supplies, reduced customer visits to the Company’s sales office, and inability to promote real estate property sales to customers on a timely basis. The Company had real estate sales of approximately $0.9 million for the nine months ended June 30, 2023, as compared with $8.3 million in the same period of last year. Based on the assessment of the current economic environment, customer demand and sales trends, we believe that consumer spending has been restored in the local real estate market and real estate sales are expected to grow in the coming periods. On the other side, due to the negative impact from the COVID-19 pandemic and its variants, the development period of real estate properties and our operating cycle has been extended and we may not be able to liquidate our large balance of completed real estate properties within the short term as we originally expected. In addition, as of June 30, 2023, we had large construction loans payable of approximately $106.3 million and accounts payable of approximately $10.4 million to be paid to subcontractors. The extent of the impact of COVID-19 on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues. The above-mentioned facts raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date of this filing.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of June 30, 2023, our total cash and restricted cash balance was approximately $2.9 million. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of its needs to maintain adequate cash. On January 27, 2023, the Company closed a private placement with net proceeds of approximately $0.1 million. As of June 30, 2023, we had approximately $72.7 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.4 million accounts payable as of June 30, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of June 30, 2023, we reported approximately $106.3 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the three months ended June 30, 2023, we had six large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020. For the other four projects, we expect we will be able to obtain the government’s approval of the development plans on these projects in the coming fiscal year and start the pre-sale of the real estate properties to generate cash when certain property development milestones have been achieved.

Cash Flow

	For the Nine Months Ended
	June 30,
	2023	2022
Net Cash Used in Operating Activities	$(1,011,906)	$(799,748)
Net Cash Used in Investing Activities	(5,757,787)	(26,936,915)
Net Cash Provided by Financing Activities	5,307,470	28,936,915
Effect of exchange rate changes on cash	(46,095)	(124,054)
Net increase (decrease) in cash and restricted cash	(1,508,318)	1,076,198
Cash and restricted cash, beginning of period	4,368,177	3,465,189
Cash and restricted cash, end of period	$2,859,859	$4,541,387

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2023 was $1.0 million, consisting of net loss of approximately $92.6 million and net changes in our operating assets and liabilities, which mainly included a decrease of impairment of $90.0 million, an increase of real estate property under development of $4.0 million a decrease of $5.3 million in other payable and accrued expenses.

Net cash used in operating activities during the nine months ended June 30, 2022 was $0.8 million, consisting of net loss of approximately $0.3 million and net changes in our operating assets and liabilities, which mainly included an increase of spending in real estate property under development of $9.3 million, an increase in accounts payable of $6.5 million due to more payments to our supplier, offset by decrease of real estate property completed of $4.6 million due to sales of real estate  and a decrease in other assets of $4.0 million due to the reduction of receivables from housing buyers, a decrease of $2.6 million in customer deposits received from real estate sales and a decrease of $0.6 million in other payable and accrued expenses due to accrual of $1.4 million for claims from suppliers and customers for civil disputes during the nine months ended June 30, 2022.

Investing Activities

Net cash flows used in investing activities was approximately $5.8 million for nine months ended June 30, 2023, which was the prepayment made to professional service fee and Mental Scrap.

Net cash flows used in investing activities was approximately $26.9 million for nine months ended June 30, 2022, which was the prepayment made to purchase energy equipment.

Financing Activities

Net cash flows provided by financing activities was approximately $5.3 million for nine months ended June 30, 2023 which was the proceeds received from two private placements completed by the Company during the first half of fiscal 2023.

Net cash flows provided by financing activities was approximately $28.9 million for nine months ended June 30, 2022, which was the proceeds received from two private placements closed in January 2022 and March 2022, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since its inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of June 30, 2023 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $25.7 million. As of June 30, 2023 and September 30, 2022, the amount of restricted cash reserved for these guarantees was approximately $2.8 million and $3.0 million, respectively, and the Company believes that such reserves are sufficient.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. Management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. To remediate the material weakness and significant deficiencies and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include:

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

Changes in Internal Control Over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there were no changes in our internal control over financial reporting for the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, the Company is in the process of designing and planning to change as described above.

GREEN GIANT INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

There are 135 cases against the Company, the total claims of year to day amounts to $10.5 million according to the judgement outcome from local courts as of July 15, 2023, of which approximately $9.4 million was accrued for the month ended December 31, 2022. The difference of $1.1 million was accrued for the nine months ended June 30, 2023. The Company disputes the allegations in the lawsuit and intends to vigorously defend itself in the action.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than any sales previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Incorporated by Reference
Exhibit		(Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Unaudited Consolidated Balance Sheets, (ii) Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Unaudited Consolidated Statements of Changes in Equity, (iv) Condensed Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2023	Green Giant Inc.

	By:	/s/ Yuhai Luo
Yuhai Luo
Chief Executive Officer

Green Giant Inc.

	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer