Form 10-K
period 2023-09-30
Green Giant Inc.
filed 2023-12-28
CIK 1158420

STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Yuhuai Luo

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

If and emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on March 31, 2023, the last business day of the Company’s second fiscal quarter, as reported by the Nasdaq Capital Market on that date, was $158 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of December 27, 2023, there were 113,534,447 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREEN GIANT INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2023

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

On November 29, 2021, Green Giant Ltd. was incorporated in Delaware.

Green Giant Energy Texas Inc. was incorporated in Texas on October 3, 2022 which is a wholly owned subsidiary of Green Giant Ltd.

Green Giant International Limited (Hong Kong) was incorporated in Hong Kong on December 9, 2021 as a wholly owned subsidiary of Green Giant Ltd.

Our corporate structure as of September 30, 2023 is set forth below:

Business Overview

The Company currently operates in two segments, the real estate development business and green energy business. The Company engages in real estate development through the VIE, Guangsha, in mainland China, and is transitioning itself from its real estate development business to a new energy corporation.

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

Since November 2022, the Company started to explore the possibility of entering into the green energy sector in the U.S. As the usage of electric vehicles and other battery-powered technologies surges, the demand for batteries correspondingly rises. This growth cycle presents both a challenge and an opportunity when these batteries reach their end-of-life stage. Our solution to this challenge lies in our innovative battery recycling process. We have been searching for a warehouse for our battery recycling production. During the recycling process, valuable metal such as lithium, nickel, and cobalt are extracted from the used batteries. These metals are then converted into lead ingots and blocks. The global market for these metals is dynamic, with prices fluctuating in response to the constantly changing supply and demand. We have started the trading of metal, the end-product of battery recycling, in April 2023, to leverage the fluctuation in their prices. The Company recorded $0.79 million revenue from the green energy segment for the fiscal year ended September 30, 2023.

Furthermore, the Company is planning to enter the medical industry through selling medical devices like vitro short-wave radiometer, high-pressure syringe and related consumables. In the future, it also plans to sell high-end medical equipment including gamma knife and apparatus for kidney.

Green Energy and Battery Recycling Industry Overview

Since November 2022, the Company has been exploring business opportunities in the green energy sector in the U.S. and has entered into this industry with a focus on the battery recycling business. The global green energy and battery recycling industry is experiencing significant growth because of the global shift towards sustainable energy and the increasing demand for electric vehicles (EVs).

Green Energy Industry

Renewable Energy Sources: This sector includes solar, wind, hydroelectric, and geothermal power. The declining cost of technology, especially in solar and wind, has accelerated adoption.

Energy Storage Solutions: With the variability of renewable sources, energy storage systems, like lithium-ion batteries, play a crucial role in ensuring a steady energy supply.

Government Policies and Incentives: Many governments worldwide are promoting green energy through subsidies, tax incentives, and regulations to reduce carbon emissions.

Technological Innovations: Continuous advancements in technology are making renewable energy more efficient and cost-effective.

Battery Recycling Industry

Growing Demand for Battery Recycling: The surge in EVs and portable electronics has led to a higher need for battery recycling to manage waste and recover valuable materials like lithium, cobalt, and nickel.

Technological Advancements in Recycling: Companies are developing more efficient and environmentally friendly recycling methods, including hydrometallurgical processes and direct recycling.

Regulatory Framework: Regulations concerning battery disposal and recycling are becoming more stringent, encouraging the development of the recycling industry.

Supply Chain Sustainability: Recycling is seen as key to reducing the environmental impact of battery production and ensuring a sustainable supply of raw materials.

Challenges and Opportunities

Supply Chain Issues: The reliance on specific countries for raw materials poses risks. Recycling can help mitigate these risks by providing a more localized supply chain.

Investment and Infrastructure: Significant investment is needed to scale up renewable energy infrastructure and recycling facilities.

Technological Challenges: Both industries face challenges in improving efficiency, reducing costs, and minimizing environmental impacts.

Future Outlook

Integration of Renewable Energy and Storage: As the penetration of renewable energy grows, the integration with efficient storage solutions will be crucial.

Circular Economy in Batteries: Emphasizing a circular economy where batteries are reused, repurposed, and recycled will become increasingly important.

Overall, the green energy and battery recycling industries are at the forefront of the global transition to a more sustainable and environmentally friendly energy future.

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

According to China Galaxy Securities Research Report dated October 25, 2023, the sixth session of China’s 14th National People’s Congress Standing Committee voted and passed resolutions on incremental issuance of treasury bonds by the state council and adjustment scheme of central government’s 2023 budget. The central finance will additionally issue 1 trillion treasury bonds of 2023 in the fourth quarter 2023, and all of the treasury bonds issued will be arranged to local governments through transfer payments. This will generate impacts to economy in following aspects: to assist reconstruction of disaster areas and economic resurgence, and will directly drive investment growth in local infrastructure, the directions concentrated on drainage and flood control projects and farmland construction related to water conservancy engineering.

According to CNR Cultural Media dated November 23, 2023, responsible officer from the ministry of finance stated that according to plan of the State Council and related work arrangement, part of increased 2024 debt limit of local governments was released in advance, to reasonably guarantee local financing need. The institutions predicted that the limit approved in advance may exceed 2.7 trillion and may continue to tilt towards east region in good fiscal condition. From the usage of special debit published by ministry of finance, fields of livelihood services, transportation infrastructure, infrastructure for municipal administration and Industrial Park, agriculture, forestry, and water conservancy accounted for 64.9%、23.8%、6.0% and 3.6% respectively.

Company Positioning

The Company is headquartered in Hanzhong in the southwestern part of the Shaanxi province, in the center of the Hanzhong Basin, on the Han River, near the Sichuan border. According to the China City Statistical Yearbook, Hanzhong had a population of about 3.8 million.

Hanzhong is a key transportation hub connecting China’s Middle Economic zone and Western Economic Zone. The travel time from Xi’an, the provincial capital of Shaanxi province, to Hanzhong takes less than 2 hours. The airport in Hanzhong was completed and put into service in 2014. The airport handled approximately 650,000 passengers and 2,200 tons of cargo on annual basis. Xicheng, a high-speed railway between Chengdu, the provincial capital of Sichuan province, and Xi’an with a major stop in Hanzhong was completed in 2017. It takes 1.5 hours from Hanzhong to Xi’an and 2.5 hours from Hanzhong to Chengdu. According to urban big data platform, GuangJunTong, the railway passenger’s volume was around 44.65 million in 2022.

According to Statistical Bulletin of National Economic and Social Development Hanzhong City, Hanzhong’s GDP reached RMB 190.55 billion (approximately $29.1 billion) by 2022 calendar year, representing a 4.3% increase from 2021 calendar year. Resident’s annual disposable income for 2022 calendar year was RMB38,776 (equivalent to $5,917 ) representing a 4.5% increase as compared to 2021 calendar year.

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

For commercial banks, in accordance with the requirements of this notice, within half a year from the date of issuance of this notice, the supporting financing issued to special fund-supported projects shall not be reduced in risk classification during the loan period; The main body management is not good for the newly issued supporting financing, and the relevant institutions and personnel have done their due diligence. Liability is waived.

C. Actively cooperate with trapped real estate enterprises to deal with the risk disposal

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

10) Actively explore market-oriented support methods. For some projects that have entered judicial reorganization, financial institutions can assist in promoting project resumption and delivery by one enterprise and one policy according to the principles of independent decision-making, risk-taking, and self-responsibility for profits and losses.

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

The upper limit of the replacement quota and the term of the letter of guarantee are clearly stipulated, and the bank risk is guaranteed. According to the “Notice on Pre-sale Supervision Funds”, the replacement amount of the real estate enterprise shall not exceed 30% of the amount of funds required to ensure the completion and delivery of the project in the supervision account. At the same time, the term of the letter of guarantee shall be matched with the project construction period to ensure that the replacement funds are used for the project construction. At the regulatory level, there are clear provisions on the quota for the replacement of real estate enterprises and the term of the letter of guarantee, which not only improves the utilization efficiency of the use of pre-sale supervision funds, but also ensures the capital safety to the greatest extent and reduces the credit risk of banks.

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

Marketing and Distribution Channel

We maintain a marketing and sales force for our development projects, which at September 30, 2023 consisted of 43 employees specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our projects, and spread the acceptance and influence of our brand. However, our marketing and sales are primarily conducted by our own sales force because we believe our own dedicated sales representatives are better motivated to serve our customers as well as to control our property pricing and selling expenses.

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

Like most real estate companies in China, we generally provide guarantees to mortgagee banks in respect of the mortgage loans provided to the purchasers of our properties up until completion of the registration of the mortgage with the relevant mortgage registration authorities. As of September 30, 2023, the Company had security deposits for these guarantees of approximately $2.6 million. Guarantees for mortgages on residential properties are typically discharged when the individual property ownership certificates are issued. In our experience, the issuance of the individual property ownership certificates typically takes six to twelve months, so our mortgage guarantees typically remain outstanding for up to twelve months after we deliver the underlying property.

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

Real Estate Projects located in Hanzhong City

Mingzhu Garden - Mingzhu Beiyuan

This project is located in the southwest part of Hanzhong City. The Phase I project includes two high-rise residential buildings with commercial shops located on the first floor with unsold GFA of Nil square meters as of September 30, 2020. The Phase II Mingzhu Beiyuan project includes 17 high-rise residential buildings with GFA of 358,058 square meters. The Company started construction in the third quarter of fiscal 2012 and completed the construction in the last quarter of fiscal 2015. As of September 30, 2023, the unsold GFA was 78,677 square meters; un-allocated costs was $20,151,590.

Oriental Pearl Garden

This project is located in the downtown of Hanzhong City. The Company started construction in the third quarter of fiscal 2012. It consists of 12 high-rise residential buildings with commercial shops on the first and second floors with GFA of approximately 275,014 square meters. The project was fully completed in fiscal 2016. As of September 30, 2023, the unsold GFA was 53,506 square meters; un-allocated costs was $16,989,637.

Real Estate Projects located in Yang County

Yangzhou Pearl Garden

Yangzhou Pearl Garden mainly consists of multi-layer residential buildings and sub-high-rise residential buildings with commercial shops on the first floors. As of September 30, 2021, the remaining unsold GFA of Phase I of Yangzhou Pearl Garden, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of Nil square meters. Yangzhou Pearl Garden Phase II consists of five high-rise residential buildings and one multi-layer residential building, with a total GFA of 67,991 square meters. The construction was completed in fiscal 2015. As of September 30, 2023, the unsold GFA of Yangzhou Pearl Garden Phase II was 10,455 square meters; un-allocated costs was $1,981,727.

Yangzhou Palace

The Company is currently constructing 9 high-rise residential buildings and 16 sub-high-rise residential and multi-layer residential buildings with total GFA of 297,059 square meters in Yangzhou Palace located in Yang County. The construction started in the fourth quarter of fiscal 2013 and was completed during the year ended September 30, 2021. The Company received the pre-sale license on September 1, 2016 and started to promote and sell the property in November 2016. As of September 30, 2023, the remaining unsold GFA of Yangzhou Palace, which includes multi-layer residential buildings, commercial units, sub-high-rise and high-rise residential buildings was a total GFA of 86,541 square meters; un-allocated costs was $33,009,114.

The following table sets forth our real estate projects in the year ended September 30, 2023:

				Unsold GFA as of
			GFA sold / disposed	September 30,
Project Name	Location	Type of Buildings	during the year	2023
Mingzhu Garden
(Mingzhu Beiyuan) Phase II	Hanzhong City	High-rise residential	—	78,677

Oriental Pearl Garden	Hanzhong City	High-rise residential	—	53,506

Yangzhou Pearl Garden Phase II	Yang County	High-rise residential	90	10,455
Yangzhou Palace	Yang County	High-rise residential	1,448	86,541
Total			1,538	229,179

(1)	The amounts for “total GFA” in this table are the amounts of total saleable gross floor area and are derived on the following basis:

●	for properties that are sold, the stated GFA is based on sales contracts relating to such property;

●	for unsold properties that are completed, the stated GFA is calculated based on the detailed construction blueprint and the calculation method approved by the PRC government for saleable GFA, after necessary adjustments; and

●	for properties that are under planning, the stated GFA is based on the land grant contract and our internal projections.

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

Land - under planning and development

In May 2011, the Company entered into a development agreement with the local government. Pursuant to the agreement, the Company will prepay the development cost of approximately $16.4 million (RMB 119,700,000) and the Company has the right to acquire the land use rights through public bidding. The prepaid development cost will be deducted from the final purchase price of the land use rights. As of September 30, 2023, a deposit of approximately $2.1 million was paid by the Company (2022- $2.2 million).   The local government is still in a slow process of re-zoning the property. The Company expects to make payment of the remaining development cost based on the government’s current work progress.

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

Other Suppliers

The Company uses various suppliers in the construction of its projects. For the year ended September 30, 2023 and 2022, no suppliers accounted for more than 10% of the total project expenditures

Competition

Real Estate Development Business

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

New Energy Business

Some prominent competitors in lithium battery recycling sector include Contemporary Amperex Technology Co. Ltd. (CATL), Li-Cycle Corp, Redwood Materials, American Manganese Inc and Retriev Technologies etc.

CATL is a leading global player in the development and manufacturing of lithium-ion batteries for electric vehicles (EVs) and energy storage systems. Headquartered in Ningde, Fujian, China, CATL has rapidly grown to become one of the world’s largest suppliers of EV batteries, boasting a significant market share. The company is known for its strong focus on research and development, leading to advancements in battery technology, lifespan, and energy density.

Li-Cycle Corp is based in Canada but with significant operations in the U.S., Li-Cycle is known for its patented Spoke & Hub Technologies, which allow for the recovery of high-grade materials from used lithium batteries.

Redwood Materials was founded by a former Tesla CTO, Redwood Materials is gaining attention for its advanced recycling processes and focus on creating a closed-loop supply chain for battery materials.

American Manganese Inc specializes in using its patented process for recycling lithium-ion battery cathode materials.

With over 30 years of experience, Retriev Technologies (formerly Toxco Inc.) is a veteran in battery recycling, including lithium batteries.

Competitive Strength:

We believe the following strengths allow us to compete effectively:

Real Estate Development Business

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

Nevertheless, due to the global economy slowdown and deteriorating real estate property market in mainland China, the Company is adjusting its property development strategy from aggressive expansion to survive through this critical and challenging period as its priority.

New Energy Business

The company has strategically leveraged its resources by deploying experienced personnel from mainland China, renowned for its advanced and sophisticated lithium production and recycling technology. This move not only ensures access to cutting-edge methodologies but also embeds a deep understanding of the industry within the company’s operational framework. Furthermore, the firm has assembled a senior management team, each member handpicked for their extensive industry experience. This leadership is instrumental in steering the company’s operations towards efficiency and innovation, harnessing their collective expertise to navigate the complexities of the lithium production and recycling sector. This combination of skilled manpower and seasoned leadership distinctly positions the company to excel in a competitive market.

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

Environmental Matters

As a developer of property in the PRC, we are subject to various environmental laws and regulations set by the PRC national, provincial and municipal governments. These include regulations on air pollution, noise emissions, as well as water and waste discharge.  As of September 30, 2023, we have never paid any penalties associated with the breach of any such laws and regulations. Compliance with existing environmental laws and regulations has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have such an impact in the future.

Our projects are normally required to undergo an environmental impact assessment by government-appointed third parties, and a report of such assessment needs to be submitted to the relevant environmental authorities in order to obtain their approval before commencing construction.

Upon completion of each project, the relevant environmental authorities inspect the site to ensure the applicable environmental standards have been complied with, and the resulting report is presented together with other specified documents to the relevant construction administration authorities for their approval and records. Approval from the environmental authorities on such report is required before we can deliver our completed work to our customers. As of September 30, 2023, we have not experienced any difficulties in obtaining those approvals for commencement of construction and delivery of completed projects.

Employees

We currently have 95 full-time employees.

Department
Management	15
Accounting Staff	11
Sales and marketing staff	43
Administrative	26
Total	95

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

Although we took every precaution available to effectively enforce the contractual and corporate relationship above, these contractual arrangements may still be less effective than direct ownership and that the Company may incur substantial costs to enforce the terms of the arrangements. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of our consolidated VIE may not act in the best interests of our Company or may not perform their obligations under these contracts. In addition, failure of the VIE shareholders to perform certain obligations could compel the Company to rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective.

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

Selected Condensed Consolidated Financial Schedule of the Company and its Subsidiaries and the VIE

The following tables present selected condensed consolidating financial data of the Company and its subsidiaries and the VIE for the fiscal years ended September 30, 2023 and 2022, and balance sheet data as of September 30, 2023 and 2022, which have been derived from our consolidated financial statements for those years.

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended September 30, 2023
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$788,582	$754,598	$—	$1,543,180
(Loss)/Income from equity method investment	$(104,086,934)	$—	$—	$104,086,934	$—
Net income (loss)	$(110,121,478)	$(311,764)	$(103,775,170)	$104,086,934	$(110,121,478)
Comprehensive income (loss)	$(109,059,183)	$(311,764)	$(102,712,875)	$103,024,639	$(109,059,183)

	For the Year Ended September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total

Revenues	$—	$—	$9,577,405	$—	$9,577,405
(Loss)/Income from equity method investment	$(87,959,503)	$—	$—	$87,959,503	$—
Net income (loss)	$(108,124,682)	$(65)	$(87,959,438)	$87,959,503	$(108,124,682)
Comprehensive income (loss)	$(119,559,356)	$(65)	$(99,394,112)	$99,394,177	$(119,559,356)

SELECTED CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2023
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$2,193	$45,572	$45,368	$—	$93,133
Investments in subsidiaries and VIE	$(10,383,477)	$—	$—	$10,383,477	$—
Total assets	$18,443,202	$442,545	$178,996,918	$7,209,803	$205,092,468
Total liabilities	$2,749,245	$2,162,144	$184,487,122	$—	$189,398,511
Total shareholders’ equity	$15,693,957	$(1,719,599)	$(5,490,204)	$7,209,803	$15,693,957
Total liabilities and shareholders’ deficit	$18,443,202	$442,545	$178,996,918	$7,209,803	$205,092,468

	As of September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Cash	$1,074,440	$2,000	$283,777	$—	$1,360,217
Investments in subsidiaries and VIE	$94,868,534	$—	$—	$(94,868,534)	$—
Total assets	$123,043,589	$(70)	$280,939,924	$(96,596,049)	$307,387,394
Total liabilities	$3,597,919	$669,765	$183,674,040	$—	$187,941,724
Total shareholders’ equity	$119,445,670	$(669,835)	$97,265,884	$(96,596,049)	$119,445,670
Total liabilities and shareholders’ deficit	$123,043,589	$(70)	$280,939,924	$(96,596,049)	$307,387,394

SELECTED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended September 30, 2023
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash (used in) operating activities	$(6,279,717)	$(56,428)	$855,047	$—	$(5,481,098)
Net cash provided by investing activities	$(100,000)	$100,000	$—	$—	$—
Net cash used in financing activities	$5,307,470	$—	$—	$—	$5,307,470

	For the Year Ended September 30, 2022
	The				Consolidated
	Company	Subsidiaries	VIE	Eliminations	Total
Net cash (used in) operating activities	$(925,560)	$2,000	$166,053	$—	$(757,507)
Net cash provided by investing activities	$(26,936,915)	$—	$—	$—	$(26,936,915)
Net cash used in financing activities	$28,936,915	$—	$—	$—	$28,936,915

Transfers of Cash to and from The VIE

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

In order for us to pay dividends to our shareholders, we will be dependent on payments made from Guangsha to Shaanxi HGS, pursuant to VIE Agreements between them, and the distribution of such payments to HGS Investment as dividends from Shaanxi HGS. Certain payments from Guangsha to Shaanxi HGS are subject to PRC taxes, including business taxes and VAT. During the year ended September 30, 2023 and 2022, Guangsha made no payments to Shaanxi HGS. For the years ended September 30, 2023 and 2022, there was no cash transferred between the Company and Guangsha (the VIE).

PRC Limitation on Overseas Listing and Share Issuances

Neither we, our subsidiaries nor the VIE are currently required to obtain approval from Chinese authorities, including the China Securities Regulatory Commission, or CSRC, or the Cybersecurity   Administration Committee, or CAC, to list on U.S. exchanges or issue securities to foreign investors, however, if the VIE, subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local governments to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Industry

We have an evolving business model with still untested growth initiatives.

We have an evolving business model and intend to implement new strategies to grow our business in the future. There can be no assurance that we will be successful in developing new product categories or in entering new specialty markets or in implementing any other growth strategies. Similarly, there can be no assurance that we already have or will be able to obtain or retain any employees, consultants or other resources with any specialized skills or relationships to successfully implement our strategies in the future.

Due to the significant decrease of the fair market value of our fixed assets, in line with best practice, we may be required to take write-downs or write-offs in connection with our real estate business that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

As a result of the overall downturn in China’s real estate industry, particularly in non-first and second-tier cities, and the significant two-step impairment test we performed, it has been determined that the sum of the undiscounted future net cash flows expected from the utilization and disposition of our real estate assets is significant lower than its carrying value, and therefore we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges in connection with our real estate business that could result in our reporting losses. Even though these charges may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.

Accordingly, our shareholders could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that our disclosures contained an actionable material misstatement or material omission.

The Company’s lithium-ion battery recycling business is and will be dependent on its recycling facilities. If one or more of its future facilities become inoperative, capacity constrained or if operations are disrupted, its business, results of operations and financial condition could be materially adversely affected.

The Company conducts its lithium-ion battery recycling business through Green Giant Energy, the operating entity in Texas. The Company’s lithium-ion battery recycling business revenue is and will be dependent on the operations of its future facilities, including the planned facility in Houston Texas and any other facilities it may develop in the future. To the extent that the Company experiences any operational risk events including, among other things, fire and explosions, severe weather and natural disasters (such as floods, windstorms, wildfires and earthquakes), failures in water supply, major power failures, equipment failures (including any failure of its process equipment, information technology, air conditioning, and cooling and compressor systems), a cyber-attack or other incident, failures to comply with applicable regulations and standards, labor force and work stoppages, including those resulting from local or global pandemics or otherwise, or if its future facilities become capacity constrained, the Company may be required to make capital expenditures even though it may not have sufficient available resources at such time. Additionally, there is no guarantee that the proceeds available from any of the Company’s insurance policies will be sufficient to cover such capital expenditures. The Company’s insurance coverage and available resources may prove to be inadequate for events that may cause significant disruption to its operations. Any disruption in the Company’s recycling processes could result in delivery delays, scheduling problems, increased costs or production interruption, which, in turn, may result in its customers deciding to send their end-of-life lithium-ion batteries and battery manufacturing scrap to the Company’s competitors. The Company is and will be dependent on its future facilities, which will in the future require a high degree of capital expenditures. If one or more of the Company’s current or future facilities become inoperative, capacity constrained or if operations are disrupted, its business, results of operations and financial condition could be materially adversely affected.

The development of an alternative chemical make-up of lithium-ion batteries or battery alternatives could materially adversely affect the Company’s revenues and results of operations.

The development and adoption of alternative battery technologies could materially adversely affect the Company’s prospects and future revenues. Current and next generation high energy density lithium-ion batteries for use in products such as EVs use nickel and cobalt as significant inputs. Cobalt and nickel tend to be in lower supply and therefore command higher prices than certain other raw materials. Alternative chemical makeups for lithium-ion batteries or battery alternatives are being developed and some of these alternatives could be less reliant on cobalt and nickel or use other lower-priced raw materials such as lithium-iron phosphate chemistries, which contain neither cobalt nor nickel. A shift in production to batteries using lower-priced raw materials could affect the value of the end products produced by the Company, lowering its revenues and negatively impacting its results of operations.

The Company is subject to the risk of litigation or regulatory proceedings, which could materially adversely impact its financial results.

All industries, including the green energy and lithium-ion battery recycling industry, are subject to legal claims, with or without merit. From time to time, we are subject to various litigation and regulatory proceedings arising in the normal course of business. Due to the inherent uncertainty of the litigation process, we may not be able to predict with any reasonable degree of certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, any legal or regulatory proceeding could have a material adverse impact on the Company’s business, prospects, financial conditions and results of operations due to defense costs, the diversion of management resources, potential reputational harm and other factors.

The Company may not be able to complete its recycling processes as quickly as customers may require, which could cause it to lose supply contracts and could harm its reputation.

The Company may not be able to complete its recycling processes to meet the supply it receives from its customers. Operating delays and interruptions can occur for many reasons, including, but not limited to:

●	equipment failures;

●	personnel shortage;

●	labor disputes; or

●	transportation disruptions.

The recycling process for lithium-ion batteries is complex. If the Company fails to complete its recycling processes in a timely fashion, its reputation may be harmed. Any failure by the Company to complete its recycling processes in a timely fashion may also jeopardize existing orders and cause the Company to lose potential supply contracts and be forced to pay penalties.

The Company operates in an emerging, competitive industry and if it is unable to compete successfully its revenue and profitability will be materially adversely affected.

The green energy and lithium-ion recycling market is competitive. As the industry evolves and the demand increases, the Company anticipates that competition will increase. the Company currently faces competition primarily from companies that focus on one type of lithium-ion material recycling, some of which have more expertise in the recycling of that material than the Company. The Company also competes against companies that have a substantial competitive advantage because of longer operating histories and larger budgets, as well as greater financial and other resources. National or global competitors could enter the market with more substantial financial and workforce resources, stronger existing customer relationships, and greater name recognition. Competitors could focus their substantial resources on developing a more efficient recovery solution than the Company’s solutions. Competition also places downward pressure on the Company’s contract prices and gross margins, which presents it with significant challenges in its ability to maintain strong growth rates and acceptable gross margins. If the Company is unable to meet these competitive challenges, it could lose market share to its competitors and experience a material adverse impact to its business, financial condition and results of operations.

Our business is sensitive to China’s economy and China real estate policies. A downturn in China’s economy and restrictive real estate polices could materially and adversely affect our revenues and results of operations.

Any slowdown in China’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors. The current package of economic support policies is designed to stabilize the economy against slowing exports. Ongoing government regulatory measures, including the “Ten National Notices” announced in 2010, the “Eight National Notices” and property tax approved in January 2011, might have an adverse effect on our results of operations and the PRC property market. In 2023, the overall risk remained in Tier 3 and 4 cities despite initial signs of improvement in sales. In response to their perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of homes, and our homebuyers may also defer, reduce or cancel purchases of our units and our results of operations may be materially and adversely affected.

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

If a purchaser defaults on its payment obligations during the term of our guarantee, the mortgagee bank may deduct the delinquent mortgage payment from the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. For the years ended September 30, 2023 and 2022, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2023 and 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.2    million  and $24.9 million, respectively. As of September 30, 2023 and 2022, the amount of security deposits provided for these guarantees was approximately $1.7 million and $1.8 million, respectively, and the Company believes that such reserves are sufficient. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees.

A large portion of our loan portfolio is tied to the real estate market and we may be negatively impacted by downturns in that market.

As of September 30, 2023, we had large construction loans payable of approximately $105.66 million. These loans generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property. In addition, these loans are often “interest-only loans,” which normally require only the payment of interest accrued prior to maturity. Interest-only loans carry greater risk than principal and interest loans because no principal is paid prior to maturity. This risk is particularly apparent during periods of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in our primary market area. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.

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

We rely on our key management members.

We depend on the services provided by key management members. Competition for management talent is intense in the property development sector. In particular, we are highly dependent on Mr. Yuhuai Luo, our Chairman and Chief Executive Officer. We do not maintain key employee insurance. In the event that we lose the services of any key management member, we may be unable to identify and recruit suitable successors in a timely manner or at all, which will adversely affect our business and operations. Moreover, we need to employ and retain more management personnel to support our expansion into other Tier 3 and Tier 4 cities and counties. If we cannot attract and retain suitable human resources, especially at the management level, our business and future growth will be adversely affected.

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

The Company assessed its internal control over financial reporting and still has significant and material deficiencies as of September 30, 2023. To remediate the material weaknesses described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include: (i) provide more U.S. GAAP knowledge and SEC reporting requirement training for the accounting department and establish formal policies and procedures for an internal audit function; and (ii) implementation of an ongoing initiative and training in the Company to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and plan to provide continuous U.S. GAAP knowledge training to relevant employees involved to ensure the performance of and compliance with those procedures and policies. Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. The management is committed to improving the internal controls over financial reporting and will undertake the consistent improvements or enhancements on an ongoing basis. However, we cannot assure you that our current remediation plan can resolve all the significant deficiencies and material weaknesses in the internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

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

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. As of September 30, 2023 and 2022, we have made adequate employee benefit payments in strict compliance with the relevant PRC regulations for and on behalf of our employees. If we fail to make contributions to various employee benefits plans in strict compliance with applicable PRC labor-related laws and regulations may subject us to late payment penalties, and we could also be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

We may not effectively manage our growth in the two business segments, which could materially harm our business.

We expect that our business will continue to grow, which may place a significant strain on our management, personnel, systems and resources. We must continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our technology and workforce. We must also maintain close coordination among our compliance, accounting, finance, marketing and sales organizations. We cannot assure you that we will manage our growth effectively. If we fail to do so, our business could be materially harmed.

Our continued growth will require an increased investment by us in technology, facilities, personnel and financial and management systems and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations, and we will need to integrate, train and manage a growing employee base. The expansion of our existing businesses, any expansion into new businesses and the resulting growth of our employee base will increase our need for internal audit and monitoring processes that are more extensive and broader in scope than those we have historically required. Further, unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected.

Risks Relating to Doing Business in PRC

The Opinions, the Trial Measures, and the revised Provisions recently issued by the PRC authorities may subject us to additional compliance requirements in the future.

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the “Opinions,” which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. The Opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirements in the future. On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, the companies that have already been listed on overseas stock exchanges, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days after the subsequent securities offerings are completed in the same offshore market. Thus, the filing shall be made within 3 working days after this offering is completed.

Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB 1.0 million (approximately $150,000) and RMB 10.0 million (approximately $1.5 million), and the Trial Measures heighten the cost for offenders by enforcing accountability with administrative penalties and incorporating the compliance status of relevant market participants into the Securities Market Integrity Archives. Such rules have been issued that means the Chinese government may exert more oversight and control over overseas public offerings conducted by China-based issuers, which could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

As of the date of this annual report, none of the Company, our PRC subsidiary, or the VIE have applied for, received, or been denied approval from any PRC authorities to issue our securities to foreign investors, nor received any inquiry, notice, warning, or sanctions regarding issuing our securities to foreign investors from the CSRC, the CAC, or any other PRC governmental authorities.  As advised by our PRC counsel, Shaanxi Jiameng Law Firm, apart from the filing with the CSRC as per requirement of the Trial Measures, we, our subsidiaries, and the VIE are not required to obtain any other permission from the CSRC, the CAC, or any other Chinese authorities to issue our securities to foreign investors based on PRC laws and regulations currently in effect.

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. After March 31, 2023, any failure or perceived failure by our Company, our subsidiaries, or the VIE to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

The Opinions, the Trial Measures, the revised Provisions and any related implementing rules to be enacted may subject us to additional compliance requirements in the future. As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with all new regulatory requirements of the Opinions, the Trial Measures, the revised Provisions, or any future implementing rules on a timely basis, or at all.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

We are a company incorporated under the laws of the state of Florida, and we conduct most of our operations in China and most of our assets are located in China. In addition, all of our directors and officers are nationals or residents of the PRC and all or a substantial portion of their assets are located outside the U.S. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S. See “Enforceability of Civil Liabilities.”

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

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

On March 16, 2007, the National People’s Congress of the PRC passed the Enterprise Income Tax Law of the PRC (“New Income Tax Law’’), which took effect on January 1, 2008. On December 6, 2007, the Implementation Rules of Enterprise Income Tax Law of the PRC (“Implementation Rules’’) were also enacted and took effect on January 1, 2008. In accordance with the new laws and regulations, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic enterprises and foreign-invested enterprises.

Under the New Income Tax Law and the Implementation Rules, enterprises established under the laws of foreign jurisdictions other than the PRC may nevertheless be considered as PRC-resident enterprises for tax purposes if these enterprises have their “de facto management body’’ within the PRC. Under the Implementation Rules, “de facto management body’’ is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. At present, it is unclear what factors will be used by the PRC tax authorities to determine whether we are a “de facto management body’’ in China. All of our management personnel are located in the PRC, and all of our revenues arise from our operations in China. If the PRC tax authorities determine that we are a PRC resident enterprise, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which may have a material adverse effect on our financial condition and results of operations. Notwithstanding the foregoing provision, the New Income Tax Law also provides that, if a PRC resident enterprise already invests in another PRC resident enterprise, the dividends received by the investing resident enterprise from the invested resident enterprise are exempt from income tax, subject to certain qualifications. Therefore, if we are classified as a PRC resident enterprise, the dividends received from our PRC subsidiaries may be exempt from income tax. However, due to the limited history of the New Income Tax Law, it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiaries to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

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

Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact the operating entities’ business.

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

As of the date of this annual report, we have not received any notice from any authorities identifying any of the operating entities as a CIIO or requiring any of the operating entities to go through cybersecurity review or network data security review by the CAC. As the Cybersecurity Review Measures became effective and if the Security Administration Draft is enacted as proposed, we believe that our operating entity, Guangsha’s operations and our listing will not be affected and that the operating entities are not subject to cybersecurity review or network data security review by the CAC, given that: (i) Guangsha engages in real estate development, primarily in the construction and sale of residential apartments, car parks and commercial properties, therefore it is unlikely to be classified as a CIIO by the PRC regulatory agencies; (ii) Guangsha possesses personal data of fewer than one million individual clients in its business operations as of the date of this annual report and do not anticipate that Guangsha will be collecting over one million users’ personal information in the near future, which we understand might otherwise subject Guangsha to the Cybersecurity Review Measures; and (iii) since Guangsha are in real estate development, data processed in their business is unlikely to have a bearing on national security and therefore is unlikely to be classified as core or important data by the authorities. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, the operating entities will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on them. We cannot guarantee, however, that our operating entity in mainland China will not be subject to cybersecurity review and network data security review in the future. During such reviews, our operating entity in mainland China may be required to suspend its operations or experience other disruptions to its operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of Guangsha’s managerial and financial resources, which could materially and adversely affect its business, financial conditions, and results of operations.

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

We are a holding company incorporated under the laws of the State of Florida. As a holding company with no material operations of our own, we conduct all of our operations through our subsidiaries established in PRC and the VIE. We control and receive the economic benefits of the VIE’s business operations through certain contractual arrangements.

The VIE contributed 94% and 60% of the Company’s consolidated results of operations for the years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the VIE accounted for approximately 87% of the consolidated total assets and 97% of total liabilities of the Company, respectively.

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

These contractual arrangements may not be as effective as direct ownership in providing us with control over the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of our consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our control over the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on our business, operations and financial condition.

In the opinion of our PRC legal counsel, each of the contractual arrangements among our WFOE, the VIE and its shareholders governed by PRC laws are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. However, our PRC legal counsel has also advised us that there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. Accordingly, the PRC regulatory authorities may ultimately take a view that is contrary to the opinion of our PRC legal counsel. In addition, it is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC government authorities may deem that foreign ownership is directly or indirectly involved in the VIE’s shareholding structure. If our corporate structure and contractual arrangements are deemed by the Ministry of Industry and Information Technology, MIIT, or the Ministry of Commerce, MOFCOM, or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to the VIE’s business. Furthermore, if we or the VIE is found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including, without limitation:

●	revoking the business license and/or operating licenses of our WFOE or the VIE;

●	discontinuing or placing restrictions or onerous conditions on our operations through any transactions among our WFOE and the VIE;

●	imposing fines, confiscating the income from our WFOE, the VIE or its subsidiaries, or imposing other requirements with which we or the VIE may not be able to comply;

●	placing restrictions on our right to collect revenues;

●	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with the VIE and deregistering the equity pledges of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over the VIE; or

●	taking other regulatory or enforcement actions against us that could be harmful to our business.

The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of the VIE in our consolidated financial statements, if the PRC government authorities were to find our corporate structure and contractual arrangements to be in violation of PRC laws and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of the VIE or our right to receive substantially all the economic benefits and residual returns from the VIE and we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of the VIE in our consolidated financial statements. Either of these results, or any other significant penalties that might be imposed on us in this event, would have a material adverse effect on our financial condition and results of operations.

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

Contractual arrangements in relation to the VIE may be subject to scrutiny by the PRC tax authorities and they may determine that we or the VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. We could face material and adverse tax consequences if the PRC tax authorities determine that the VIE contractual arrangements were not entered into on an arm’s-length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust the income of the VIE in the form of a transfer pricing adjustment. The PRC tax authorities could effectively disregard the VIE structure, resulting in increased tax liabilities. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by the VIE for PRC tax purposes, which could in turn increase tax liabilities without reducing our tax expenses. In addition, the PRC tax authorities may impose late payment fees and other penalties on the VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if the VIE’s tax liabilities increase or if it is required to pay late payment fees and other penalties.

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

If any of our PRC entities or their ownership structure or the Contractual Arrangements are determined to be in violation of any existing or future PRC laws, rules or regulations, or any of our PRC entities fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and operating licenses;

●	discontinuing or restricting the operations;

●	imposing conditions or requirements with which the PRC entities may not be able to comply;

●	requiring us and our PRC entities to restructure the relevant ownership structure or operations, including termination of the contractual arrangements with the VIE and deregistering the equity pledge of the VIE, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control the VIE;

●	imposing fines or confiscating the income from our PRC subsidiaries or the VIE.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

The shareholders of the VIE may have actual or potential conflicts of interest with us and as a result may refuse to perform, or may breach, the Contractual Arrangements, which may materially and adversely affect our business and financial condition.

The shareholders of the VIE may have actual or potential conflicts of interest with us. These shareholders may refuse to perform or sign or may breach, or cause the VIE to breach, or refuse to renew, the existing Contractual Arrangements, which would have a material and adverse effect on our ability to effectively control the VIE and receive economic benefits from it. As a result, control over, and funds due from, the VIE may be jeopardized if the shareholders of the VIE breach, or refuse to renew, the Contractual Arrangements. For example, the shareholders may be able to cause our agreements with the VIE to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our Company. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Any failure by the VIE or its shareholders to perform their obligations under the Contractual Arrangements, or any unauthorized use of indicia of corporate power or authority, would have a material adverse effect on our business.

We refer to the shareholders of the VIE as its nominee shareholders because although they remain the holders of equity interests on record in the VIE, pursuant to the terms of the relevant power of attorney, such shareholders have irrevocably authorized the individual appointed by Shaanxi HGS to exercise their rights as a shareholder of the VIE. If the VIE or its shareholders fail to perform their respective obligations under the Contractual Arrangements or if any physical instruments, such as chops and seals, or other indicia of corporate power or authority, are used without our authorization, we may have to incur substantial costs and expend additional resources to seek legal remedies under PRC laws, including specific performance or injunctive relief, and/or claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of the VIE were to refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the Contractual Arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to perform their contractual obligations.

The Contractual Arrangements are governed by PRC laws. Accordingly, any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce the Contractual Arrangements or could affect the validity of the Contractual Arrangements, and as a result we may not be able to exert effective control over the VIE, and our ability to conduct our business may therefore be materially adversely affected.

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which took effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council of the PRC, or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over the VIE through contractual arrangements will not be deemed as a foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “negative list”. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over the VIE through contractual arrangements are deemed as foreign investment in the future, and any business of the VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over the VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operations. In addition, as the Chinese government has been updating the Negative List in recent years and reducing the sectors prohibited or restricted for foreign investment, it is probable in the future that, even if the VIE is identified as a FIE, it is still allowed to acquire or hold equity of enterprises in sectors currently prohibited or restricted for foreign investment.

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

The Chinese government may exercise significant oversight influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the VIE or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate through the VIE in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

We currently conduct our operations in China through our Contractual Arrangements. As part of these arrangements, substantially all of our assets that are significant to the operation of our business are held by the VIE. If the becomes bankrupt and all or part of its become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. In addition, if any of our affiliated entities undergoes a voluntary or involuntary liquidation proceeding, its equity owner or unrelated third-party creditors may claim rights relating to some or all of these assets, which would hinder our ability to operate our business and could materially and adversely affect our business, our ability to generate revenue and the market price of our common stock.

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

ITEM 3.  Legal Proceedings

There are 112 on-going legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Some of the Company’s property is the subject of on-going legal proceedings.

1)	Dispute of labor services contracts between WangCang County Lexin Labor Services Co.Ltd (WangCang), Xi’an branch office of Zhejiang Hongcheng Construction Group Co.Ltd. (Hongcheng) and Shaanxi Guangxia Investment Development Group Co., Ltd (Guangxia). The court judgement pronounced that Guangxia was not responsible, but after WangCang applying enforcement of lawsuit execution, Guangxia was debtors to Hongcheng. The Intermediate People’s Court of Hanzhong City sent letters requiring Guangxia to assist in executing and fulfilling mature liabilities. Guangxia was appended as party subject to enforcement later. During the period when WangCang substituted execution, Guangxia provided real estate for the court to sequestrate and auction. Afterwards, WangCang sued for the same case at the People’s court of HanTai District, requesting that Guangxia assumed responsibilities within the range of unpaid project funds. the court decided that Guangxia assumed responsibilities for the principal of WangCang’ project funds within the range of its unpaid project funds to Hongcheng, This case concurrently entered the execution procedure. As the subject matter of the above lawsuits coincided, Hongcheng also has applied enforcement with the Intermediate People’s Court of Hanzhong city to sequestrate enough real estate of Guangxia. Guangxia proposed objection to execution to the Intermediate People’s Court of Hanzhong city, requiring to terminate the petition to execute by WangCang and to unfreeze the sequestration of real estate. WangCang’ execution constitutes duplicate execution, and continuing its substituted execution was unjustifiable from law standpoint. At of November 17, 2023, the Intermediate People’s Court of Hanzhong city has held hearing and has not arrived at any effective verdict. As of September 30, 2023, unpaid principal was RMB 24 million ($3.3 million) and unpaid interest accrual was included in the following case 2.

2)	Execution of dispute over projects construction contracts between Zhejiang Hongcheng Construction Group Co.Ltd (Hongcheng) and Shaanxi Guangxia Investment Development Group Co., Ltd (Guangxia). Guangxia proposed objection to execution to the Intermediate People’s Court of Hanzhong city, As Guangxia and Hongcheng both have lawsuit execution against each other, Guangxia has fulfilled execution payments to some executors who assisted and the three lawsuits in which Guangxia prosecuted Hongcheng for construction contracts disputes have not been ruled by the court that involving around RMB 60 million ($8.3 million), therefore, whether Guangxia Co owes should be confirmed after all lawsuits are judged effectively and the two parties reconciled with each other’s accounting books. As of September 30, 2023, RMB 6.33 million ($0.87 million) has been paid, unpaid balance was RMB53.68 million ($7.38 million), plus the interests accrual in RMB2,33 million ($0.32 million) in fiscal 2023, accumulated principle and interest totaled in RMB67.01 million ($9.22 million) as at September 30, 2023.

3)	Disputes over leasing contracts between Hantai District Community Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd, was in execution stage at present. As the implementation of project cooperated with the government of HanTai district to renovate housing units in run-down areas, it has been suspended, the fund should be assumed by the government of HanTai district. Guangxia can recover from the government of HanTai district after assuming. As of September 30, 2023, unpaid principal was RMB0.77 million ($0.11 million) and interest was RMB0.17 million ($0.02 million), plus the interest accrual in RMB0.06 million ($0.008 million) in fiscal 2023, accumulated principle and interest totaled in RMB0.99 million ($0.14 million) as at September 30, 2023.

4)	Disputes over construction contracts between Shaanxi Tangxin Fire-Fighting Safety Engineering Co., Ltd and Shaanxi Guangxia Investment Development Group Co., Ltd, the two parties mediated and wound up. The execution of this lawsuit has been concluded. As of September 30, 2023, unpaid principal was RMB0.91 million ($0.13 million) plus the interests accrual in RMB0.04 million ($0.005 million) in fiscal 2023, accumulated principle and interest totaled in RMB0.95 million ($0.13 million) as at September 30, 2023.

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

FISCAL 2023	High	Low
1st Quarter Ended December 31, 2022	$3.77	$0.66
2nd Quarter Ended March 31,2023	$3.11	$2.00
3rd Quarter Ended June 30, 2023	$2.95	$2.09
4th Quarter Ended September 30, 2023	$2.25	$0.80

FISCAL 2022	High	Low
1st Quarter Ended December 31, 2021	$2.06	$1.97
2nd Quarter Ended March 31,2022	$3.20	$2.91
3rd Quarter Ended June 30, 2022	$1.51	$1.41
4th Quarter Ended September 30, 2022	$1.21	$1.05

Holders

According to the records of our transfer agent, the Company had   291 stockholders of record as of September 30, 2023.

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

Purchase of Equity Securities by Our Company and Affiliated Purchases

None.

Recent Sales of Unregistered Securities

During the fiscal years ended September 30, 2023 and 2022, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2023 and 2022 and current reports on Form 8-K.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Green Giant Inc. for the fiscal years ended September 30, 2023 and 2022 and should be read in conjunction with such financial statements and related notes included in this report.

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

Our Business Overview

The Company currently operates in two segments, the real estate development business and green energy business. The Company engages in real estate development through the VIE, Guangsha, in mainland China, and is transitioning itself from its real estate development business to a new energy corporation.

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

Since November 2022, the Company started to explore the possibility of entering into the green energy sector in the U.S. As the usage of electric vehicles and other battery-powered technologies surges, the demand for batteries correspondingly rises. This growth cycle presents both a challenge and an opportunity when these batteries reach their end-of-life stage. Our solution to this challenge lies in our innovative battery recycling process. We have been searching for a warehouse for our battery recycling production. During the recycling process, valuable metal such as lithium, nickel, and cobalt are extracted from the used batteries. These metals are then converted into lead ingots and blocks. The global market for these metals is dynamic, with prices fluctuating in response to the constantly changing supply and demand. We have started trading metal, the end-product of battery recycling, in April 2023, to leverage the fluctuation in their prices. The Company recorded $0.79 million revenue from the green energy segment for the fiscal year ended September 30, 2023.

The Company is planning to enter the medical industry through selling medical devices like vitro short-wave radiometer, high-pressure syringe and related consumables. In the future, it also plans to sell high-end medical equipment including gamma knife and apparatus for kidney.

For the fiscal year of 2023, our sales and net loss were approximately $1.5 million and $110.1 million, representing a decrease of approximately 83.0%   and an increase of 1.8% from fiscal 2022, respectively. The year-over-year decrease was mainly caused by the following reasons: 1) The macro-control of the real estate market by the Chinese government, mainly suppressed in the past 12 months; 2) China’s economic downturn due to repeated epidemic; 3) Lower disposable income resulted in the decreased demand for housing; 4) The Company is a real estate developer in the third and fourth tier cities in China, the decline in house prices is especially obvious than that in the first tier and second tier cities. For the fiscal year of 2023, our average selling price (“ASP”) for real estate projects located in Yang County was approximately $643per square meter, increased from ASP of $524 per square meter in fiscal 2022 due to less commercial units sold in Yangzhou Palace during fiscal 2023.

Recent Developments

Sales Agreement

On March 23, 2023, Green Giant Energy Texas Inc. (“Green Giant Energy”), an indirect wholly owned subsidiary of Green Giant Inc., entered into a sales contract with AGR Enterprises Inc. (“AGR”), pursuant to which Green Giant Energy agreed to purchase, and AGR agreed to sell to Green Giant Energy, 80 MT Zorba Scrap, with the unit price of $1,930 per MT.

Termination and Settlement Agreement with Spartan Capital Securities LLC

On June 15, 2023, the Company and Spartan Capital Securities LLC (“Spartan”) entered into certain financial advisory agreement (the “Financial Advisory Agreement”), pursuant to which Spartan will serve as the exclusive lead underwriter, financial advisor, deal manager, sole book running manager, placement agent and/or investment banker for the Company in connection with any public or private offerings and debt offering, including all equity linked financings and any financing during the term of the Financial Advisory Agreement.

On December 5, 2023, the Company entered into certain termination and settlement agreement with Spartan (the “Termination Agreement”), pursuant to which Spartan agreed to waive all claims and liabilities against the Company in connection with the Financial Advisory Agreement for a one-time lump sum payment of the greater of (i) 1.50% of the gross proceeds raised in this offering and (ii) $75,000 (the “Settlement Payment”).

Registered Offering

On December 12, 2023, the Company entered into certain securities purchase agreement (the “Purchase Agreement”) with certain non-affiliated institutional investors (the “Purchasers”) pursuant to which the Company agreed to sell 21,470,585 common units (each, a “Common Unit”, collectively, the “Common Units”), each consisting of one share of common stock, $0.001 par value per share (the “Common Stock”), one Class A common warrant to purchase one share of Common Stock (each, a “Class A Warrant” and collectively, the “Class A Warrants”) and one Class B common warrant to purchase one share of Common Stock (each, a “Class B Warrant” and collectively, the “Class B Warrants”) at a purchase price of $0.17 per Common Unit, and 13,529,415 pre-funded units (each, a “Pre-Funded Unit”, collectively, the “Pre-Funded Units”), each consisting of one pre-funded warrant to purchase one share of Common Stock (each, a “Pre-Funded Warrant”) and collectively, the “Pre-Funded Warrants”), one Class A Warrant, and one Class B Warrant in a registered offering (the “Offering”), for gross proceeds of approximately $5.95 million. The purchase price for each Common Unit is $0.17. The purchase price for each Pre-Funded Unit is $0.1699. The Offering closed on December 14, 2023.

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

According to China Galaxy Securities Research Report dated October 25, 2023, the sixth session of China’s 14th National People’s Congress Standing Committee voted and passed resolutions on incremental issuance of treasury bonds by the state council and adjustment scheme of central government’s 2023 budget. The central finance will additionally issue 1 trillion treasury bonds of 2023 in the fourth quarter 2023, and all of the treasury bonds issued will be arranged to local governments through transfer payments. This will generate impacts to economy in following aspects: to assist reconstruction of disaster areas and economic resurgence, and will directly drive investment growth in local infrastructure, the directions concentrated on drainage and flood control projects and farmland construction related to water conservancy engineering.

According to CNR Cultural Media dated November 23, 2023, responsible officer from the ministry of finance stated that according to plan of the State Council and related work arrangement, part of increased 2024 debt limit of local governments was released in advance, to reasonably guarantee local financing need. The institutions predicted that the limit approved in advance may exceed 2.7 trillion and may continue to tilt towards east region in good fiscal condition. From the usage of special debit published by ministry of finance, fields of livelihood services, transportation infrastructure, infrastructure for municipal administration and Industrial Park, agriculture, forestry, and water conservancy accounted for 64.9%、23.8%、6.0% and 3.6% respectively.

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

As of September 30, 2023, the actual costs incurred by the Company were approximately $ 172.3  million  (September 30, 2022 - 173.3 million). The Liangzhou Road related projects mainly consists of Oriental Garden Phase II, Liangzhou Mansion and Pearl Commercial Plaza surrounding the Liangzhou road area:

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

The Company plans to start these three real estate projects after the road construction passes the local government’s inspection and approval. These related projects may take 2-3 years to be fully completed.

Road Construction

Other road construction projects mainly included the Yang County East 2nd Ring Road construction project. The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years after completion of the project with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (which as of September 30, 2022 –was 4.75%). The local government’s repayment could be used by the Company to reduce local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in the process of government review and approval.  For the year ended September 30, 2023, the Company received local government’ installment payments of approximately $2.1 million and the final payment approximately of $4.4 million is pending the local government’s approval. The installment received was included in the Company’s customer deposits as of September 30, 2022.

In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads  with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended March 31, 2014. As of September 30, 2023, the local government was still in the process of assessing the budget for these projects, which is expected to be completed in fiscal year of 2024.

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

RESULTS OF OPERATIONS

Year ended September 30, 2023 as compared to year ended September 30, 2022

Revenues

We derive our revenues from three operating segments, (i) real estate sales and (ii) battery recycling. The following table sets forth our revenues by segment and as a percentage of total revenues for the periods indicated:

	For the Years Ended September 30,
	2023		2022			Variance
	Revenue	%	Revenue	%	Variance	%
Real estate sales	$993,954	48.9%	$9,577,405	100.0%	$(8,583,451)	(91.7)%
Sales tax	(239,356)		(505,652)		266,296
Battery recycling	788,582	51.1%	—	—%	788,582	100.0%
Total revenues	$1,543,180	100%	$9,071,753	100.0%	$(7,528,573)	(83.0)%

We generate more than half of our revenues from real estate sales in fiscal 2023. We also generate revenues from the sale of battery recycling which contributed 51.1% of our total revenues in fiscal 2023, there were no such revenues in fiscal 2022.The following table summarizes our revenue generated by different real estate projects:

	For the Years Ended September 30,
	2023		2022			Variance
	Revenue	%	Revenue	%	Variance	%
Projects:
Yangzhou Pearl Garden Phase I and II	$8,777	0.9%	$—	—%	$8,777	100.0%
Oriental Pearl Garden	—	—%	810,220	8.5%	(810,220)	(100.0)%
Nanyuan II Project	—	—%	—	—%	—	—%
Mingzhu Garden (Nanyuan and Beiyuan) Phase I and II	4,996	0.5%	1,063,278	11.1%	(1,058,282)	(99.5)%
Yangzhou Palace	980,181	98.6%	7,703,907	80.4%	(6,723,726)	(87.3)%
Total Revenue	993,954	100.0%	9,577,405	100.0%	(8,583,451)	(89.6)%
Sales Tax	(239,356)	—	(505,652)	—	266,296	(52.7)%
Revenue net of sales tax	$754,598		$9,071,753		$(8,317,155)	(91.7)%

Real estate revenue is derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Compared to last year, revenues before sales tax decreased by $8.6 million to approximately $1.0 million for the year ended September 30, 2023. The total GFA sold for the remaining real estate projects during the year September 30, 2023 and 2022 was 1,538 square meters and 16,182 square meters, respectively. The sales tax for the years ended September 30, 2023 was approximately $0.2 million, decreased by 52.7% from fiscal 2022, consistent with the revenue decrease in fiscal 2023.

The year-over-year decrease in revenue was mainly caused by the following reasons: 1) The macro-control of the real estate market by the Chinese government, mainly suppressed in the past 12 months; 2) China’s economic downturn due to recurring epidemic; 3) Lower disposable income resulted in the decreased demand for housing.

Cost of Revenues

The following table sets forth our cost of revenues by segment and as a percentage of total cost of revenues for the periods indicated:

	For the Years Ended September 30,
	2023		2022			Variance
	Revenue	%	Revenue	%	Variance	%
Cost of Real estate sales	$796,623	50.5%	$5,489,411	100.0%	$(4,692,788)	(85.5)%
Cost of Battery recycling	781,173	49.5%	—	—%	781,173	100.0%
Total cost of revenues	$1,577,796	100.0%	$5,489,411	100.0%	$(3,911,615)	(71.3)%

The following table sets forth a breakdown of cost of real estate.

	For the Years Ended September 30,
	2023		2022			Variance
	Cost	Percentage	Cost	Percentage	Variance	%
Land use rights	$80,282	10.1%	$582,548	10.6%	$(502,266)	(86.2)%
Construction costs	716,341	89.9%	4,906,863	89.4%	(4,190,522)	(85.4)%
Total	$796,623	100.0%	$5,489,411	100.0%	$(4,692,788)	(85.5)%

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

Cost of sales was approximately $0.8 million for the year ended September 30, 2023 compared to $5.5 million for last year. It was mainly attributable to limited GFA sold for the year ended September 30, 2023.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the year ended September 30, 2023 were approximately $0.1 million, as compared to approximately $0.6 million for fiscal 2022, representing an decrease of approximately $0.5 million from the same period of last year. The decrease was consistent with the fact that total GFA sold in fiscal 2023 was significantly decreased from previous year.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the year ended September 30, 2023 were approximately $0.7 million as compared to approximately $4.9 million for last year, representing a decrease of approximately $4.2 million. The decrease in construction cost was due to less real estate property units sold during fiscal 2023.

The following table sets forth the gross profit and gross margin by segment:

	For the Year Ended September 30
	2023		2022
	Gross	Gross	Gross	Gross		Variance
	Profit	Margin	Profit	Margin	Variance	%
Real estate	$(42,025)	(4.2)%	$3,582,342	37.4%	$(3,624,367)	(101.2)%
Battery recycling	7,409	0.9%	—	—%	7,409	100.0%
Total Gross Profit	$(34,616)	(1.9)%	$3,582,342	37.4%	$(3,616,958)	(101.0)%

Gross profit of real estate was approximately negative $0.04 million for the year ended September 30, 2023 as compared to gross profit of approximately $3.6 million in the prior year. The gross margin was negative 4.2% in fiscal 2023 as compared to gross margin of 37.4% in last year mainly attributable to enthusiasm in purchasing houses reduced drastically and the liquidity of real estate industry deteriorated extremely after the end of Covid-19.

	For the Year Ended September 30
	2023		2022
	Gross	Gross	Gross	Gross		Variance
Project	Profit	Margin	Profit	Margin	Variance	%
Yangzhou Pearl Garden Phase I and II	$1,371	15.6%	$—	—%	$1,371	100.0%
Yangzhou Palace	194,405	19.8%	3,028,858	39.3%	(2,834,453)	(93.6)%
Mingzhu Garden (Mingzhu Nanyuan and Beiyuan) Phase I and II	1,555	31.1%	431,523	40.6%	(429,968)	(99.6)%
Nanyuan II project	—	—%	—	—%	—	—%
Oriental Pearl Garden	—	—%	627,613	77.5%	(627,613)	(100.0)%
Sales Tax	(239,356)	—	(505,652)	—	266,296	(52.7)%
Impairment losses on real estate property development completed	—	—	—	—	—	—%
Total Gross Profit	$(42,025)	(4.2)%	$3,582,342	37.4%	$(3,624,367)	(101.2)%

Operating expenses

The following table presents our operating expenses by nature for the periods indicated:

	For the years ended September 30,
	2023	2022
General and administrative expenses	$10,307,380	$31,198,365
Selling expenses	175,631	361,746
Impairment of contract assets	—	5,264,748
Impairment of real estate property under development	72,255,403	73,624,727
Impairment of due from local governments for real estate property development completed	27,293,775	—
Total operating expenses	$110,032,189	$110,449,586
Percentage of revenue after sales tax	7,130.2%	1,217.5%

General and administrative expenses were $10,307,380 for fiscal 2023 compared to $31,198,365 for fiscal 2022. The year-on-year decrease for fiscal 2023 was $20,890,985, mainly consisted of a $19.4 million (RMB126.9 million) decrease in share-based compensation to the Consultants in fiscal 2022.

Interest expense, net

Net interest income was less than $0.1 million for the year ended September 30, 2023 and 2022.

Income taxes

PRC Taxes

Our Company is governed by the Enterprise Income Tax Law of the People’s Republic of China concerning private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For the years ended September 30, 2023 and 2022, the Company is subject to income tax rate of 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. For the years ended September 30, 2023, the Company’s effective income tax rate was 0%.

Net income

We reported net loss of approximately $110.1million for the year ended September 30, 2023, as compared to the net loss approximately $108.1 million for fiscal 2022 due to aforementioned.

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

Translation adjustments amounted to approximately $1.1 million and negative $11.4million for the years ended September 30, 2023 and 2022, respectively. The balance sheet amounts with the exception of equity at September 30, 2023 were translated at RMB7.2960 to 1.00 USD as compared to 7.1135 RMB to 1.00 USD at September 30, 2022. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the years ended September 30, 2023 and 2022 were 7.0533 RMB to 1.00 USD and 6.5532 RMB to 1.00 USD, respectively.

Liquidity and Capital Resources

Cash Flow

Year ended September 30, 2023 as compared to year ended September 30, 2022

Comparison of cash flows results for the fiscal year ended September 30, 2023 and fiscal year ended September 30, 2022 are summarized as follows:

	For the years ended September 30,
	2023	2022	Variance
Net cash (used in) provided by operating activities	$(5,481,098)	$(757,507)	$(4,723,591)
Net Cash Used in Investing Activities	$—	(26,936,915)	26,936,915
Net cash (used in) provided by financing activities	$5,307,470	$28,936,915	$(23,629,445)
Effect of changes of foreign exchange rate on cash	$(1,516,859)	$(339,505)	$(1,177,354)
Net (decrease) in cash	$(1,690,487)	$902,988	$(2,593,475)

Operating activities

Net cash used in operating activities during fiscal 2023 was approximately $5.5 million, consisting of net loss of approximately $110.1 million, net changes in our operating assets and liabilities, which mainly included a decrease in real estate property completed of approximately $2.6 million due to the sales of real estate properties, a $4.7 million increase in other payables to suppliers and an increase of $1.5 million in accrued expenses.

Financing activities

Net cash provided by financing activities during fiscal 2023 was $5.3 million while net cash provided by financing activities during fiscal 2022 was $28.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of obtaining the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months’ period, the mortgage banks require the Company to maintain, as security for the Company’s obligations under such guarantees, restricted cash of at least 5% of the mortgage proceeds. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has made necessary reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. The Company has not experienced any delinquent mortgage loans and has not experienced any losses related to this guarantee. As of September 30, 2023 and September 30, 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.2 million and $24.9 million, respectively. As of September 30, 2023 and September 30, 2022, the amount of security deposits provided for these guarantees was approximately $1.7 million and $1.8 million, respectively, and the Company believes that such reserves are sufficient.

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

The Company currently operates in three segments, the real estate development business and battery recycling. The Company engages in real estate development through the VIE, Guangsha, in mainland China, and is transitioning itself from its real estate development business to a new energy corporation and has appointed a CEO in its Delaware subsidiary to lead and operate the green energy business.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs. The Company plans to enter the medical industry through selling medical devices like vitro short-wave radiometer, high-pressure syringe and related consumables. In the future, it also plans to sell high-end medical equipment including gamma knife and apparatus for kidney. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2023, the Company recognized $136.0   million impairment for real estate property under development.

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

Subsequent Events

On November 17, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of awards which are distribution options, stock appreciation rights, restricted stock, restricted stock unit awards, stock bonus awards and performance compensation awards to key management employees and nonemployee directors, and nonemployee consultants and advisers of the Company. The Company has reserved a total of 8,360,000 shares of common stock for issuance under the 2023 Plan. On November 30, 2023, we filed with the SEC our registration statement on Form S-8 ( Registration No. 333-275803) to register the issuance.

On December 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors to sell $5.95 million of its units, each consisting of one share of its common stock, $0.001 par value per share, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock, and pre-funded units, each consisting of one pre-funded warrant, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock. The Offering is being made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270324) previously filed with the U.S. Securities and Exchange Commission which was declared effective on May 2, 2023.

Under the terms of the securities purchase agreement, GGE has agreed to sell 35,000,000 units at a per unit purchase price of $0.17. The Class A common warrants will be exercisable immediately upon the increase of the Company’s authorized shares for a term of five years and have an initial exercise price of $0.17 subject to certain reset 30 trading days after the increase of the Company’s authorized shares. The Class B common warrants will be exercisable immediately upon the date of issuance for a term of five years and have an initial exercise price of $0.27. In addition to the customary cashless exercise rights provided in both the Class A common warrants and the Class B common warrants, the Class B common warrants will also provide an alternate cashless exercise allowing the holder to right to exercise at any time, on a cashless exercise basis for a larger number of shares of common stock under certain conditions. The Company agreed to hold a shareholders’ meeting within 120 days of closing of the Offering to increase the authorized share of common stock of the Company. The holders of the warrants agreed not to exercise cashlessly below $1.50 during the first 20 trading days after effectuation of a reverse split of the common stock. The Offering closed on December 14, 2023.

On December 5, 2023, the Company terminated a financial advisory agreement, which was originally entered into by and between the Company and Spartan Capital Securities LLC (“Spartan”) on January 15, 2023. Spartan is willing to waive all claims and liabilities against the Company in connection with the financial advisory agreement for a one-time lump sum payment as follows: (i) 1.50% of the gross proceeds raised from the next financing (other than commercial bank loan) of GGE and (ii) $75,000.00 (the “Settlement Payment”). The Settlement Payment shall be paid from the flow of funds of the next financing by wire transfer to Spartan’s bank account.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

GREEN GIANT INC.

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of Green Giant Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Giant. Inc and its subsidiaries (collectively the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss   consolidated statements of changes in stockholders’ equity, and cash flows for each of the two years   in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the two years   in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2023, the Company had net assets of $15.7 million in which total assets of $205.1 million and total liability of $189.4 million. The Company incurred operating losses of $110.1 million and had negative operating cash flows of $5.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Going concern

As of September 30, 2023, the Company had net assets of $15.7 million in which total assets of $205.1 million and total liability of $189.4 million. The Company incurred operating losses of $110.1 million and had negative operating cash flows of $5.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

This significant unusual situation is a critical audit matter as it relates to a material disclosure of going concern and involved complex estimation by management and auditor subjective.

How we Addressed the Matter in Our Audit

Our principal audit procedures included, among others:

●	Obtain a thorough understanding of management’s process for evaluating the entity’s ability to continue as a going concern. Evaluate the reasonableness of management’s assessment by considering the entity’s current financial condition, obligations due or anticipated in the near future, and other significant factors;

●	Assessing the management’s plans and obtaining sufficient appropriate audit evidence to support the conclusion on the going concern assumption is appropriate;

●	Review the adequacy of the entity’s disclosures concerning its ability to continue as a going concern. Ensure that the disclosures are comprehensive, clear, and provide an accurate picture of the entity’s financial position.

Impairment of long-lived assets related to Real estate property under development

At September 30, 2023, the Company’s book value of Real estate property under development was US$76.9 million. As discussed in Note 2 to the consolidated financial statements, real estate property under development is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets related to Real estate property under development is a critical audit matter are there was significant judgment made by management estimating the discount rate and discounting period. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the significant assumptions in the value in use estimate.

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

Singapore

December 28, 2023

PCAOB Register Number 6732

GREEN GIANT INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
ASSETS
Cash	$93,133	$1,360,217
Restricted cash	2,584,557	3,007,960
Contract assets	6,920,884	7,628,770
Real estate property-development completed	72,132,068	74,772,530
Inventory	7,272	—
Other assets	2,454,530	3,767,190
Prepayment	26,952,415	26,936,915
Property, plant and equipment, net	449,395	483,219
Security deposits	1,726,720	1,771,019
Real estate property under development	76,857,916	145,300,588
Due from local government- property development completed	14,913,578	42,358,986
Total Assets	$205,092,468	$307,387,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$105,655,707	$108,366,351
Accounts payable	10,326,702	10,606,635
Other payables	18,243,185	13,578,713
Amount due to related parties	414,466	—
Construction deposits	2,953,784	3,029,565
Contract liabilities	1,910,327	1,989,898
Customer deposits	19,226,695	19,842,768
Accrued expenses	12,031,621	10,547,436
Taxes payable	18,636,024	19,980,358
Total liabilities	189,398,511	187,941,724

Commitments and Contingencies
Stockholders’ equity*
Common stock, $0.001 par value, 200,000,000 shares authorized; 55,793,268 and 46,464,929 shares outstanding as at September 30, 2023 and September 30, 2022	55,793	46,464
Additional paid-in capital	190,119,912	184,821,771
Statutory surplus	11,095,939	11,095,939
Accumulated loss	(177,554,205)	(67,432,727)
Accumulated other comprehensive loss	(8,023,482)	(9,085,777)
Total stockholders’ equity	15,693,957	119,445,670
Total Liabilities and Stockholders’ Equity	$205,092,468	$307,387,394

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 and 2022

	2023	2022
Real estate sales	$993,954	$9,577,405
Revenue from Battery Recycling	788,582	—
Less: Sales tax	239,356	505,652
Cost of real estate sales	(796,623)	(5,489,411)
Cost of Battery Recycling	(781,173)	—
Gross profit	(34,616)	3,582,342
Operating expenses
Selling and distribution expenses	175,631	361,746
General and administrative expenses	10,307,380	31,198,365
Impairment of contract assets	—	5,264,748
Impairment of real estate property under development	72,255,403	73,624,727
Impairment of due from local governments- property development completed	27,293,775	—
Total operating expenses	110,032,189	110,449,586
Operating loss	(110,066,805)	(106,867,244)
Interest (expense)income, net	(1,013)	5,927
Other expense, net	(53,660)	(1,263,365)
Income before income taxes	(110,121,478)	(108,124,682)
Provision for income taxes
Net loss	(110,121,478)	(108,124,682)
Other comprehensive income:
Foreign currency translation adjustment	1,062,295	(11,434,674)
Comprehensive (loss) income	$(109,059,183)	$(119,559,356)
Basic and diluted income per common share*:
Basic	$(2.00)	$(2.99)
Diluted	$(2.00)	$(2.99)
Weighted average common shares outstanding*:
Basic	55,144,039	36,189,189
Diluted	55,144,039	36,189,189

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

						Accumulated
	Common Stock		Additional Paid-in	Statutory	Retained Earnings	Other Comprehensive
	Shares*	Amount	Capital	Reserve	(Accumulated loss)	Income (Loss)	Total
Balance at September 30, 2021	25,617,807	$25,617	$136,535,303	$11,095,939	$40,691,955	$2,348,897	$190,697,711
Issuance of shares for debt settlement	14,847,122	14,847	28,922,068	—	—	—	28,936,915
Net income	—	—	—	—	(108,124,682)	—	(108,124,682)
Appropriation to statutory reserve	—	—	—	—	—	—	—
Share-based compensation	6,000,000	6,000	19,364,400	—	—	—	19,370,400
Foreign currency translation adjustments	—	—	—	—	—	(11,434,674)	(11,434,674)
Balance at September 30, 2022	46,464,929	$46,464	$184,821,771	$11,095,939	$(67,432,727)	$(9,085,777)	$119,445,670
Private placements	9,328,339	9,329	5,298,141	—	—	—	5,307,470
Net income	—	—	—	—	(110,121,478)	—	(110,121,478)
Foreign currency translation adjustments	—	—	—	—	—	1,062,295	1,062,295
Balance at September 30, 2023	55,793,268	$55,793	$190,119,912	$11,095,939	$(177,554,205)	$(8,023,482)	$15,693,957

The accompanying notes are an integral part of these consolidated financial statements

GREEN GIANT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(110,121,478)	$(108,124,682)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22,485	24,201
Impairment	99,549,178	78,889,475
Allowance for contract assets	1,823,720	—
Share based compensation	—	19,370,400
Contract assets	707,886	(51,931)
Real estate property development completed	2,640,462	5,503,345
Real estate property under development	(3,812,731)	(13,039,391)
Prepayment	(15,500)	—
Other assets	(511,060)	4,143,409
Inventory	(7,272)	—
Accounts payables	(279,933)	(6,439,990)
Amount due to related parties	414,466	—
Other payables	4,664,472	8,357,875
Contract liabilities	(79,571)	305,561
Customer deposits	(616,073)	2,067,231
Construction deposits	—	—
Accrued expenses	1,484,185	9,482,260
Taxes payables	(1,344,334)	(1,245,270)
Net cash (used in) operating activities	(5,481,098)	(757,507)

Cash Flows from Investing Activities:
Prepayment for energy equipment	—	(26,936,915)
Net Cash (used in) Investing Activities	—	(26,936,915)

Cash flow from financing activities:
Proceeds from private placements	5,307,470	28,936,915
Net cash provide by financing activities	5,307,470	28,936,915

Effect of changes in foreign exchange rate on cash	(1,516,859)	(339,505)
Net increase (decrease) in cash	(1,690,487)	902,988
Cash, restricted cash, beginning of year	4,368,177	3,465,189
Cash, restricted cash, end of year	$2,677,690	$4,368,177
Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$18,733

Cash	$93,133	$1,360,217
Restricted cash	$2,584,557	$3,007,960
	$2,677,690	$4,368,177

Non-cash financing activities:
Reclassification of interest payable to construction loan	$5,471,169	$6,612,142

Settlements of accounts payable with real estate property under development	$—	$—

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

Based on these contractual arrangements, management believes that Guangsha should be considered a “Variable Interest Entity” (“VIE”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, because the equity investors in Guangsha no longer have the characteristics of a controlling financial interest, and the Company, through Shaanxi HGS, is the primary beneficiary of Guangsha. Accordingly, Guangsha has been consolidated.

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income (Loss) as well as the cash flows from operations, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operations and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the years ended September 30, 2023 and 2022. The following assets,liabilities and impairment loss of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of September 30, 2023 and 2022:

	Balance as of
	September 30,	September 30,
	2023	2022
Total assets	$178,996,918	$280,939,924
Total liabilities	$184,487,122	$183,674,040

	2023	2022
Impairment loss	99,549,178	78,889,475

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

In assessing the liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of September 30, 2023, our total cash and restricted cash balance was approximately $2.7 million, a decrease from approximately $1.7 million as of September 30, 2022. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of September 30, 2023, we had approximately $72.1 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.3 million accounts payable as of September 30, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of September 30, 2023, we reported approximately $105.7 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the year ended September 30, 2023, we had four large ongoing construction projects (see Note 4, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020.

On December 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors to sell $5.95 million of its units, each consisting of one share of its common stock, $0.001 par value per share, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock, and pre-funded units, each consisting of one pre-funded warrant, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock. Under the terms of the securities purchase agreement, GGE has agreed to sell 35,000,000 units at a per unit purchase price of $0.17. The Offering closed on December 14, 2023 with net proceeds of $5.21 million.

Segment Reporting

The Company’s segments are business units that offer different services and are reviewed separately by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operating decision maker is the Company’s Chief Executive Officer.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2023, 48.9% of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the years ended September 30, 2023 and 2022, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

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

For the year ended September 30, 2023, 51.1% of the revenue is generated from battery recycling. The Company controls of the lead ingots or blocks. Revenue is recognized in gross amount at the point of time when they are delivered to the customers.

For the year ended September 30, 2023, the Company had real estate sales revenue of nil related to sales to the local government for residence reallocation purposes, representing 0% of the Company’s total real estate sales revenue for the year ended September 30, 2023.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues

Disaggregated revenues are as follows:

	For the years ended September 30,
	2023	2022
Revenue recognized for completed condominium real estate projects, net of sales taxes	$754,598	$9,071,753
Revenue recognized for completed condominium real estate projects sold to government, net of sales taxes	—	—
Revenue recognized for Battery Recycling	788,582	—
Total revenue, net of sales taxes	$1,543,180	$9,071,753

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates are used for, but not limited to, the assumptions and estimates used by management in recognizing development revenue under the percentage of completion method, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, revenue recognition, taxes and budgeted costs. The Company will enter the medical industry selling medical device like vitro short-wave radiometer, high-pressure syringe and related consumables. In future, it will also enter high-end products including gamma knife and apparatus for kidney. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the year ended September 30, 2023 and 2022, the Company did not change the estimated revenue and related gross profit margin.

Going Concern

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. As of September 30, 2023, the Company had net assets of $15.7 million in which total assets of $205.1 million and total liability of $189.4 million. The Company incurred operating losses of $110.1 million and had negative operating cash flows of $5.5 million.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2023	2022
Year end RMB : USD exchange rate	7.2960	7.1135
Annual average RMB : USD exchange rate	7.0533	6.5532

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

GREEN GIANT INC.
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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended September 30, 2023 and 2022, the Company recognized $72.3 million and $73.6 million impairment loss for its real estate properties, respectively.

Capitalization of interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the years ended September 30, 2023 and 2022, the total interest capitalized in the real estate property development was $5,471,169 and $6,612,142, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There impairment of long-lived assets is $99.5 million and $78.9 million for the years ended September 30, 2023 and 2022.

For contract assets and prepayment of uncompleted projects, the Company adopts aging analysis and discounted cash flow by attaching a percentage rate to calculate impair loss respectively.

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

Property warranties

The Company provides its customers with warranties which cover major defects of the building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the years ended September 30, 2023 and 2022, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2023 and September 30, 2022.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the years ended September 30, 2023 and 2022. As of September 30, 2023, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2022 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of September 30, 2023 and 2022, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S.  and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the years ended September 30, 2023 and 2022 were net income and foreign currency translation adjustments.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended September 30, 2023 and 2022, the Company recorded advertising expenses of $20,172 and $4,593, respectively.

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

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC Topic 260, “Earnings per share,” which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended September 30, 2023. The number of warrants is omitted excluded from the computation as the anti-dilutive effect As of September 30, 2023, there were outstanding warrants to purchase approximately 58,606,383 shares   of the Company’s common stock (September 30, 2022-30,741,366)。

Concentration risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittances abroad, and rates and methods of taxation, among other things. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company’s cash and restricted cash were on deposit at financial institutions in the PRC, which the management believes are of high credit quality. In May, 2015, China’s new Deposit Insurance Regulation came into effect, pursuant to which banking financial institutions, such as commercial banks, established in China are required to purchase deposit insurance for deposits in RMB and in foreign currency placed with them. Such Deposit Insurance Regulation would not be effective in providing complete protection for the Company’s accounts, as its aggregate deposits are much higher than the compensation limit of RMB500,000 (approximately $68,531). However, the Company believes that the risk of failure of any of these Chinese banks is remote. Bank failure is uncommon in China and the Company believes that the Chinese banks that hold the Company’s cash and restricted cash are financially sound based on public available information. The Company has not experienced any losses in its bank accounts.

Impact of Recent Accounting Pronouncements

The accounting standards that we adopted beginning October 1, 2022 did not have a significant impact on our consolidated financial statements.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAYMENT FOR EQUIPMENT

As of September 30, 2023 and 2022, prepayment for energy equipment was as follows:

	As of September 30,
	2023	2022
Energy equipment	26,936,915	26,936,915
Others	15,500	-
Total	$26,952,415	$26,936,915

The prepayment of Energy equipment was for the Company’s new business on green energy. The counterparties are Golden Mainland Inc. and Golden Ocean Inc.

NOTE 4. REAL ESTATE PROPERTY COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property completed and under development as of September 30, 2023 and 2022:

	Balance as of:
	September 30,	September 30,
	2023	2022
Development completed:
Hanzhong City Mingzhu Garden Phase II	$20,151,590	$20,672,000
Hanzhong City Oriental Pearl Garden	16,989,637	17,425,514
Yang County Yangzhou Pearl Garden Phase II	1,981,727	2,039,912
Yang County Yangzhou Palace	33,009,114	34,635,104
Real estate property development completed	$72,132,068	$74,772,530
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$172,277,097	$173,289,941
Hanzhong City Hanfeng Beiyuan East (b)	767,270	786,954
Hanzhong City Beidajie (b)	32,334,013	31,144,446
Yang County East 2nd Ring Road (c)	7,460,428	7,904,869
Real estate property under development	$212,838,808	$213,126,210
Impairment	(135,980,892)	(67,825,622)
Real estate property under development	$76,857,916	$145,300,588

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of September 30, 2023, the main Liangzhou road construction is substantially completed.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s development cost   incurred on Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of September 30, 2023, the actual costs incurred by the Company were approximately $172.3 million (September 30, 2022 - $173.3 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	In September 2012, the Company was approved by the Hanzhong local government to construct four municipal roads with a total length of approximately 1,192 meters. The project was deferred and then restarted during the quarter ended June 30, 2014. As of September 30, 2021, the local government has not completed the budget for these projects therefore the delivery for these projects for the government’s acceptance and related settlement were extended to 2023. Due to delays in the government approval and slow development progress, in January 2021, the Company disposed of certain construction properties in the Beidajie project at carrying value to Hanzhong Guangsha Real Estate Development Inc. (“Hanzhong Guangsha”) an entity controlled by the Company’s former chairman and Chief executive officer, Mr. Xiaojun Zhu to settle the payable of approximately $27.5 million related to Hanzhong Guangsha in connection with the acquisition of the Hanzhong Nanyuan II Project disclosed below.

On January 20, 2021, the Company entered into agreement with Hanzhong Guangsha, an entity controlled by Mr. Xiaojun Zhu, to acquire certain real estate under development in the Hanzhong Nanyuan II Project in the amount of approximately $27.5   million, for the local government’s residence reallocation related to the Liangzhou road and affiliated project. All the real estate property in Hanzhong Nanyuan II project was completed and sold to the local government for residence reallocation purposes by September 30, 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (September 30, 2023 and 2022 - 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in process of the government’s review and approval. For the year ended September 30, 2023, the Company received the local government’s installment payments of approximately $2.1 million, which was included in the Company’s customer deposits as of September 30, 2023.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2023 and 2022, property, plant and equipment was as follows:

	As of September 30,
	2023	2022
Buildings	$749,320	$768,544
Automobiles	—	—
Total	749,320	768,544
Less: accumulated depreciation	(299,925)	(285,325)
Property, plant and equipment, net	$449,395	$483,219

Depreciation expense for the years ended September 30, 2023 and 2022 was $22,485 and $24,201, respectively.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  RECEIVABLE FROM LOCAL GOVERNMENT

In June 2012, the Company was approved by the Hanzhong local government to construct two municipal roads with a total length of 1,064 meters. The Company completed and delivered these two roads to the local government on March 21, 2014 with the local government’s approval. The Company recognized such revenue during the year ended September 30, 2014. As of September 30, 2023, a receivable balance from the Hanzhong local government was $41,299,431 (September 30, 2022 $42,358,987) and the Company expects to realize the receivable to offset municipal surcharges from the local government for the Liangzhou Road related projects when the Company started the Liangzhou Road related real estate property construction in 2023 and later years. The Company made a bad debt provision in amount of $26,385,853 during the fiscal year.

NOTE 7. SECURITY DEPOSITS

As of September 30, 2023 and 2022, security deposits were as follows:

	As of September 30,
	2023	2022
Security deposit for land use right (1)	$1,726,720	$1,771,019

(1)	In May 2011, the Company entered into a development agreement with the Hanzhong local government. Pursuant to the agreement, the Company prepaid $1,726,720 and $1,771,019 to Hanzhong Urban Construction Investment Development Co., Ltd to acquire certain land use rights through public bidding as of September 30, 2023 and 2022, respectively. The Company currently expects to make payment of the remaining development cost as the government’s work progresses.

NOTE 8.  CONSTRUCTION LOANS

	September 30, 2023	September 30, 2022
Loan A (i)	$89,382,520	$91,675,668
Loan C (ii)	16,273,187	16,690,683
	$105,655,707	$108,366,351

(i)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $106.2 million (RMB775,000,000) for a long term loan with interest at 4.75% to the develop Liangzhou Road Project. As of September 30, 2023, the Company borrowed $89,382,520 under this credit line (September 30, 2022 - $91,675,668). Due to the local government’s delay in the reallocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $33,009,114 as of September 30, 2023 (September 30, 2022 - $34,635,104). For the year ended September 30, 2023, the interest was $3,229,555 (September 30, 2022 - $6,066,302), which was capitalized into the development cost of the Liangzhou Road Project.

(ii)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $16.3 million (RMB119,000,000) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.2 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $172,277,097 as collateral for the loan. Total interest of $205,270 for the year ended September 30, 2023 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (September 30, 2022 - $220,935).

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $24.0 million (RMB175,000,000) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The amount of this loan is available to be drawn down as soon as the land use rights of the Liangzhou Road Project are approved and the construction starts, which is expected to be completed before the end of 2023. As of September 30, 2023 and 2022, the outstanding balance of the loan was Nil. Interest charges for the year ended September 30, 2023 and 2022 were $301,868 and $324,905, respectively, which was included in the construction capitalized costs.

NOTE 9.  OTHER PAYABLES

The following table presents the other payables balances as of September 30, 2023 and 2022.

	As of September 30,
	2023	2022
Accrued interest expense	12,884,953	7,790,654
Maintenance Funds	1,617,842	2,002,289
Others	3,740,390	3,785,770
Total	$18,243,185	$13,578,713

NOTE 10.  CONTRACT LIABILITIES

The following table presents the contract balances as of September 30, 2023 and 2022.

	As of September 30,
	2023	2022
Contract liabilities	1,910,327	1,989,898
Total	$1,910,327	$1,989,898

NOTE 11.  CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The details of customer deposits are as follows:

	As of September 30,
	2023	2022
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,091,255	$8,300,749
Oriental Pearl Garden	2,939,411	3,015,526
Liangzhou road related projects	175,439	186,968
Yang County Pearl Garden	713,190	731,206
Yang County East 2nd Ring Road	2,055,921	2,108,667
Yangzhou Palace	5,251,479	5,499,652
Total	$19,226,695	$19,842,768

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 12. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of September 30, 2023, the Company had business VAT tax payable of $3,330,804 (September 30, 2022 - $4,144,254), which is expected to be paid when the projects are completed and assessed by the local tax authority.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China concerning the privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of September 30, 2023 and September 30, 2022, the Company’s total income tax payable amounted to $12,907,040 and $13,279,845, respectively, which included the income tax payable balances in the PRC of $9,342,041 and $9,714,844, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended September 30, 2023 and 2022:

	For the years ended September 30,
	2023	2022
Chinese statutory tax rate	25.0%	25.0%
Impairment	(22.6)%	(18.2)%
Bad debt provision	(0.4)%	—
Valuation allowance change	(2.0)%	(2.1)%
Net impact of tax exemption and other adjustments	—%	(4.7)%
Effective tax rate	—%	—%

Income tax expense for the years ended September 30, 2023 and 2022 is summarized as follows:

For the years ended September 30,
	2023	2022
Current tax provision	$—	$—
Deferred tax provision	—	—
Income tax expense	$—	$—

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of September 30, 2023 and 2022, the Company’s GILTI tax payable was Nil.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of September 30, 2023 and 2022, the Company provided an additional $0.8 million provision due to delinquent U.S. tax return fillings.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Composition of deferred tax assets and liabilities:

As of
September 30, 2023
Deferred tax assets
Impairment	24,887,295
Bad debt provision	455,930
Tax losses carried forward and other	2,187,145
27,530,370
Valuation allowance	(27,530,370)
Total deferred tax assets	-

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

As at September 30, 2023 and 2022, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to September 30, 2023 and 2022, respectively.

(D) Taxes payable consisted of the following:

	September 30,	September 30,
	2023	2022

CIT	$12,907,040	$13,279,845
Business tax	3,330,804	4,144,254
Other taxes and fees	2,398,180	2,556,259
Total taxes payables	$18,636,024	$19,980,358

NOTE 13. STOCKHOLDERS’ EQUITY

(a) Common stock

1)	On January 14, 2022, the Company closed a private placement with certain investors. In connection with the private placement, the Company issued an aggregate of 10,247,122 units (the “Units”), each Unit consisting of one share of common stock, par value $0.001 per share (“Common Stock”) and a warrant to purchase three shares of Common Stock with an initial exercise price of $2.375 at a price of $2.375 per Unit, for gross proceeds of approximately $24.3 million. The warrants expire five and a half years from its date of issuance. The warrants are subject to customary anti-dilution provisions reflecting stock dividends and splits or other similar transactions.

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

2)	On March 16, 2022, the Company entered into a certain securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act of 1933, pursuant to which the Company agreed to sell an aggregate of 4,600,000 shares of Common Stock, par value $0.001 per share, for an aggregate purchase price of approximately $4.6 million. On March 30, 2022, the transaction contemplated by the SPA closed.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)	On October 5, 2022, the Company entered into a certain securities purchase agreement (the “SPA”) with certain purchasers whom are “non-U.S. Persons” (the “Investors”) as defined in Regulation S of the Securities Act of 1933, pursuant to which the Company agreed to sell 9,288,339 units, each consisting of one share of the common stock of the Company, par value $0.001 per share (the “Common Stock”) and a warrant to purchase three shares of Common Stock. The purchase price of each Unit is $0.56, for an aggregate purchase price of approximately $5.2 million. On October 25, 2022, the transaction contemplated by the SPA closed.

4)	The Company awards common stocks to a director and three consultants pursuant to the 2022 Equity Incentive Plan, which was registered on the Form S-8. Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date. These common stocks are vested immediately after granted.

5)	On August 10, 2022, Board of directors of the Company issued an aggregate of 5,990,000 registered common stock of the Company, par value $0.001 per share (“Common Stock’), from the Company’s current registration statement on Form S-8 (Form S-8), to the Consultants or their designees namely, Aizhen Wei, Jun Liao and Youbing Li on the terms and conditions setforth in the Agreements, immediately vested upon grant. We record stock-based compensation expense for non-employees at fair value on the grant date as the consideration for service received. On August 10, 2022 the grant date, the Company’s share price closed at $3.23 per share, hence total share-based compensation is equal to $19,347,700;

6)	On September 6, 2022, the Company awarded Jia Zhang, one of the independent directors of the Board, of 10,000 common shares as annual compensation for his role with the Board immediately vested upon the grant date. On September 6, 2022/the grant date, the Company’s share price closed at $2.27 per share, hence total share-based compensation is equal to $22,700.

7)	On January 27, 2023, the company granted 40,000 shares of GGE’s restricted stock to FTGC or its designee for the termination of the Exclusion Placement Agent Agreement.

(b) Statutory surplus reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”).

Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion. The Company is required to appropriate 10% of its net profits as statutory surplus reserve. As of September 30, 2023 and 2022, the balance of statutory surplus reserve was $11,095,939 and $11,095,939, respectively.

The discretionary surplus reserve may be used to acquire fixed assets or to increase the working capital to expend on production and operations of the business. The Company’s Board of Directors decided not to make an appropriation to this reserve for the years ended September 30, 2023 and 2022.

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

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of September 30, 2023 and 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.2 million and $24.9 million, respectively. As of September 30, 2023 and 2022, the amount of restricted cash reserved for these guarantees was approximately $2.6 million and $3.0 million, respectively, and the Company believes that such reserves are sufficient.

The Company has been named as a defendant in a number of lawsuits arising in its ordinary course of business. As of the date of this annual report, the Company continues to use all commercially reasonable efforts to defend itself in these proceedings and is undergoing on-going discussion with regulatory authorities.

1)	Dispute of labor services contracts between WangCang County Lexin Labor Services Co.Ltd (WangCang), Xi’an branch office of Zhejiang Hongcheng Construction Group Co.Ltd. (Hongcheng) and Shaanxi Guangxia Investment Development Group Co., Ltd (Guangxia). The court judgement pronounced that Guangxia was not responsible, but after WangCang applying enforcement of lawsuit execution, Guangxia was debtors to Hongcheng. The Intermediate People’s Court of Hanzhong City sent letters requiring Guangxia to assist in executing and fulfilling mature liabilities. Guangxia was appended as party subject to enforcement later. During the period when WangCang substituted execution, Guangxia provided real estate for the court to sequestrate and auction. Afterwards, WangCang sued for the same case at the People’s court of HanTai District, requesting that Guangxia assumed responsibilities within the range of unpaid project funds. the court decided that Guangxia assumed responsibilities for the principal of WangCang’ project funds within the range of its unpaid project funds to Hongcheng, This case concurrently entered the execution procedure. As the subject matter of the above lawsuits coincided, Hongcheng also has applied enforcement with the Intermediate People’s Court of Hanzhong city to sequestrate enough real estate of Guangxia. Guangxia proposed objection to execution to the Intermediate People’s Court of Hanzhong city, requiring to terminate the petition to execute by WangCang and to unfreeze the sequestration of real estate. WangCang’ execution constitutes duplicate execution, and continuing its substituted execution was unjustifiable from law standpoint. At of November 17, 2023, the Intermediate People’s Court of Hanzhong city has held hearing and has not arrived at any effective verdict. As of September 30, 2023, unpaid principal was RMB 24 million ($3.3 million) and unpaid interest accrual was included in the following case 2.

2)	Execution of dispute over projects construction contracts between Zhejiang Hongcheng Construction Group Co.Ltd (Hongcheng) and Shaanxi Guangxia Investment Development Group Co., Ltd (Guangxia). Guangxia proposed objection to execution to the Intermediate People’s Court of Hanzhong city, As Guangxia and Hongcheng both have lawsuit execution against each other, Guangxia has fulfilled execution payments to some executors who assisted and the three lawsuits in which Guangxia prosecuted Hongcheng for construction contracts disputes have not been ruled by the court that involving around RMB 60 million ($8.2 million ), therefore, whether Guangxia owes should be confirmed after all lawsuits are judged effectively and the two parties reconciled with each other’s accounting books. As of September 30, 2023, RMB 6.33 million ($0.87 million) has been paid, unpaid balance was RMB53.68 million ($7.36 million), plus the interests accrual in RMB2,33 million ($0.32 million) in fiscal 2023, accumulated principle and interest totaled in RMB67.01 million ($9.18 million ) as at September 30, 2023.

3)	Disputes over leasing contracts between Hantai District Community Center Hanzhong Urban Counsel and Shaanxi Guangsha Investment Development Group Co., Ltd, was in execution stage at present. As the implementation of project cooperated with the government of HanTai district to renovate housing units in run-down areas, it has been suspended, the fund should be assumed by the government of HanTai district. Guangxia can recover from the government of HanTai district after assuming. As of September 30, 2023, unpaid principal was RMB0.77 million ($0.11 million) and interest was RMB0.17 million ($0.02 million), plus the interest accrual in RMB0.06 million ($0.008 million) in fiscal 2023, accumulated principle and interest totaled in RMB0.99 million ($0.14 million) as at September 30, 2023.

4)	Disputes over construction contracts between Shaanxi Tangxin Fire-Fighting Safety Engineering Co., Ltd and Shaanxi Guangxia Investment Development Group Co., Ltd, the two parties mediated and wound up. The execution of this lawsuit has been concluded. As of September 30, 2023, unpaid principal was RMB0.91 million ($0.13 million) plus the interests accrual in RMB0.04 million ($0.005 million) in fiscal 2023, accumulated principle and interest totaled in RMB0.95 million ($0.13 million) as at September 30, 2023.

There were additional 112 new cases in fiscal 2023 totaled in RMB8.68 million ($1.19 million). The Company accrued RMB 11.12 million ($1.52 million  ) for the 116 cases in the current fiscal year as the contingency liabilities.

GREEN GIANT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

On November 17, 2023, the shareholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of awards which are distribution options, stock appreciation rights, restricted stock, restricted stock unit awards, stock bonus awards and performance compensation awards to key management employees and nonemployee directors, and nonemployee consultants and advisers of the Company. The Company has reserved a total of 8,360,000 shares of common stock for issuance under the 2023 Plan.

On December 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors to sell $5.95 million of its units, each consisting of one share of its common stock, $0.001 par value per share, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock, and pre-funded units, each consisting of one pre-funded warrant, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock. The Offering is being made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-270324) previously filed with the U.S. Securities and Exchange Commission which was declared effective on May 2, 2023.

Under the terms of the securities purchase agreement, GGE has agreed to sell 35,000,000 units at a per unit purchase price of $0.17. The Class A common warrants will be exercisable immediately upon the increase of the Company’s authorized shares for a term of five years and have an initial exercise price of $0.17 subject to certain reset 30 trading days after the increase of the Company’s authorized shares. The Class B common warrants will be exercisable immediately upon the date of issuance for a term of five years and have an initial exercise price of $0.27. In addition to the customary cashless exercise rights provided in both the Class A common warrants and the Class B common warrants, the Class B common warrants will also provide an alternate cashless exercise allowing the holder to right to exercise at any time, on a cashless exercise basis for a larger number of shares of common stock under certain conditions. The Company agreed to hold a shareholders’ meeting within 120 days of closing of the Offering to increase the authorized share of common stock of the Company. The holders of the warrants agreed not to exercise cashlessly below $1.50 during the first 20 trading days after effectuation of a reverse split of the common stock. The Offering closed on December 14, 2023.

GREEN GIANT INC.

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	September 30,
	2023	2022
ASSETS
Cash	$2,193	1,074,440
Other assets	187,699	161,700
Prepayment for energy equipment	26,952,415	26,936,915
Amount due from related party	195,000	2,000
Long term investment	100,000	—
Investment in subsidiary and VIE	$—	$94,868,534
Total assets	$27,437,307	$123,043,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued expenses	$8,000	17,528
Other payables	4,179	15,391
Tax payable	3,565,000	$3,565,000
Amount due to related parties	10,066	—
Loss in excess of investments in subsidiaries, VIEs and VIEs’ subsidiaries	8,156,105	—
Total liabilities	11,743,350	3,597,919

Stockholders’ equity*:
Common stock,$0.001 par value,200,000,000 shares authorized;55,793,268 and 46,464,929 shares outstanding as at September 30, 2023 and September 30,2022	55,793	46,464
Additional paid-in capital	190,119,912	184,821,771
Statutory surplus	11,095,939	11,095,939
Retained earnings	(177,554,205)	(67,432,727)
Accumulated other comprehensive income (loss)	(8,023,482)	(9,085,777)

Total stockholders’ equity	15,693,957	119,445,670

Total Liabilities and Stockholders’ Equity	$27,437,307	$123,043,589

*	Adjusted to give retroactive effect to a one-for-two reverse stock split effective on August 20, 2020.

The accompanying notes are integral part of Schedule I

GREEN GIANT INC.

SCHEDULE I – PARENT COMPANY STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022
Equity in profit of subsidiary and VIE	$(104,086,934)	$(87,959,503)
General and administrative expenses	(5,885,561)	(20,164,709)
Interest expense	(2,983)	(470)
Other expense	(146,000)	—
(Loss) income before income taxes	(110,121,478)	(108,124,682)
Provision for income taxes	—	—
Net (loss) income	(110,121,478)	(108,124,682)
Other comprehensive loss
Foreign currency translation adjustment	1,062,295	(11,434,674)
Comprehensive loss	$(109,059,183)	$(119,559,356)

The accompanying notes are integral part of Schedule I

GREEN GIANT INC.

SCHEDULE I -PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	2023	2022
Cash flows from operating activities
Net (loss) income	$(110,121,478)	$(108,124,682)

Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	—	19,370,400
Equity in profit of subsidiary and VIE	104,086,934	87,959,503

Changes in assets and liabilities:
Taxes payable	—	—
Prepayment	(15,500)	—
Other assets	(25,999)	(161,700)
Other payables	(11,212)	15,391
Accrued expenses	(9,528)	17,528
Interco	(182,934)	(2,000)
Net cash used in operating activities	(6,279,717)	(925,560)

Cash Flows from Investing Activities:
Prepayment for energy equipment	—	(26,936,915)
Investment in subsidiary and VIE	(100,000)	—
Net Cash Used in Investing Activities	(100,000)	(26,936,915)

Cash flow from financing activities:
Proceeds from private placements	5,307,470	28,936,915
Net cash (used in) financing activities	5,307,470	28,936,915

Net increase (decrease) in cash	(1,072,247)	1,074,440
Cash, beginning of year	1,074,440	—
Cash, end of year	$2,193	$1,074,440

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are integral part of Schedule I

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of September 30, 2023. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of September 30, 2023 was ineffective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Board of Directors is presently composed of five (5) members: Yuhuai Luo, Rongrong Dai, Xinping Li, Jian Zhang and Qingfeng Zhou. Mr. Luo serves as Chairman of the Board of Directors. The Board of Directors has determined that Xinping Li, Jian Zhang, and Qingfeng Zhou are independent directors within the meaning set forth in the NASDAQ listing rules and as required by the rules and regulations of the SEC, as currently in effect.

Below you will find a tabular summary of our entire Board, their age, the year they were each elected, and the year in which their term ends.

Name	Age	Position	Director Since
Yuhuai Luo	41	President, Chief Executive Officer and Chairman of the Board of Directors	2023
Rongrong Dai	29	Chief Financial Officer and Director	2022
Xinping Li	58	Director	2021
Jian Zhang	32	Director	2022
Qingfeng Zhou	55	Director	2022

The following paragraphs provide information about each director, including all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years.

Yuhuai Luo, has severed as the President and Chief Executive Officer of the Company since March 2023. He has served as the vice president of Guizhou Tobacco Company since September 2016. From January 2009 to June 2016, Mr. Luo served as the vice president of Huaxin Energy Subsidiary Company. From September 1989 to March 2008, Mr. Luo served as the director of Guizhou Tobacco Company (Guiyang Branch). Mr. Luo obtained his bachelor’s degree from China Guizhou Agricultural University.

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

Jian Zhang, has served as a director since February 2022. He has served as the head of Greater China of Shanghai Branch of Standard International Bank of United States since December 2020. From November 2017 to December 2020, Mr. Zhang served as a vice president of China Industrial GuoXin Asset Management Co., Ltd. From December 2015 to November 2017, Mr. Zhang served as a vice president of sub-branch of Shanghai Branch of China Construction Bank. From September 2013 to November 2015, Mr. Zhang served as an associate of Shanghai Branch of China Construction Bank. Mr. Zhang graduated from ZhongNan University of Economics and Law in China with a Bachelor’s degree in Economics.

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

Committees of the Board of Directors

The Board of Directors has the following standing committees: Audit, Compensation, and Nominating and Corporate Governance. The Board of Directors has adopted written charters for each of these committees. All members of the committees appointed by the Board of Directors are non-employee directors and the Board of Directors has determined that all such members are independent under the applicable rules and regulations of NASDAQ and the SEC, as currently in effect. In addition, all directors who served on a committee during any portion of the fiscal year ended September 30, 2023 were independent under the applicable rules and regulations of NASDAQ and the SEC during such director’s period of service.

The following chart details the membership of each standing committee as of September 30, 2023 and the number of meetings each committee held in fiscal year 2023:

Nominating &
Corporate
Name of Director	Audit	Compensation	Governance
Xinping Li	M	M	C
Jian Zhang	C	M	M
Qingfeng Zhou	M	C	M
Number of Meetings in Fiscal 2023	1	1	7

M = Member C = Chair

Executive Officers

Our executive officers and their age as of September 30, 2023 are as follows:

Name	Ages	Position
Yuhuai Luo *	41	President, Chief Executive Officer and Chairman of the Board of Directors
Rong Rong Dai**	29	Chief Financial Officer

*	Mr. Luo’s background and business experience is described above under “Directors”

**	Rongrong Dai has been the Chief Financial Officer of the Company since April 2022. Prior to join GGE, Ms. Rongrong Dai has four years of experience as an audit manager and two years of CEO experience. As an auditor,she has a profound professional audit technical background and a global vision. She also has a strong professional ability in the auditing major and has a strong logical thinking ability. As the CEO, she led the company’s business planning, business policy and operation form, and established and improved the company’s efficient organizational system and working mode. She received her degree from Hunan University of Finance and Economics in 2016 and a finalist of Association of Chartered Certified Accountants, UK.

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

Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2023, the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

Summary Compensation Table

The following identified persons (the “Named Executive Officers”) of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2023 and 2022. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

				All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Totals ($)
Yuhuai Luo, Chief executive Officer and Chairman of the Board	2023	—	—	—	—

Neng Chen, former Chief Executive Officer and Chairman of the Board (1)	2023	—	—	—	—
	2022	30,519	—	—	30,519

Xiaojun Zhu, Former Chief Executive Officer and Chairman of the Board (1)	2023	—	—	—	—
	2022	—	—	—	—

Rongrong Dai, Chief Financial Officer (2)	2023	—	—	—	—
	2022	—	—	—	—

Jian Zhang, Independent Director	2023	—	—	—	—

Xinping Li, Independent Director	2023	5,026	—	—	5,026

Qingfeng Zhou, Independent Director	2023	—	—	—	—

(1)	Mr. Chen became our Chief executive office on October 29, 2021, therefore no compensation was paid to Mr. Chen for the year ended September 30, 2021. Our former chief executive officer, Mr. Xiaojun Zhu was paid in Renminbi. His annual salary was RMB200,000 for fiscal 2021. The amounts reflected in this column have been converted to U.S. dollars at the exchange rate of RMB6.5532 to the U.S. dollar for fiscal 2022 and RMB6.5072 to the U.S. dollar for fiscal 2021.

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

Employment Contracts and Termination of Employment

The Company is under a contract with Ms. Rongrong Dai to serve as Chief Financial Officer of the Company for a term of two years, which automatically renews for additional one-year term unless previously terminated on three months written notice by either party. Pursuant to the contract, Ms. Dai does not have an initial base salary. Ms. Dai did not receive bonus or restricted stock for the years ended September 30, 2023 and 2022. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, the executive officer will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and the executive officer’s right to all other benefits will terminate, except as required by any applicable law. We may also terminate an executive officer’s employment without cause upon one-month advance written notice. In such case of termination by us, we are required to provide compensation to the executive officer, including (1) a lump sum cash payment equal to 1 months of the Executive’s base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for 12 months fo1lowing the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Dai.

Outstanding Equity Awards at Fiscal 2023 Year End

None.

Compensation of Directors

The following table provides information regarding compensation earned by non-employee directors who served during fiscal 2023.

FISCAL 2023 DIRECTOR COMPENSATION
Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Xinping Li (1)	$5,026	—	—	—	—	—	$5,026

Qingfeng Zhou	—	—	—	—	—	—	—

Jian Zhang	—	—	—	—	—	—	—

Yuhuai Luo	—	—	—	—	—	—	—

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the award (such as by exercising stock options). These amounts represent compensation expense for fiscal year 2023 and is based on an exchange rate of RMB7.0533 to the U.S. dollar.

(1)	Effective on November 8, 2021, the Board appointed Dr. Xinping Li as an Independent Director of the Board and as the Chairman of the Nominating Committee and member of the Audit Committee and Compensation Committee of the Board to fill the vacancy created by the resignation of Ms. Christy Young Shue. Dr. Xingping Li’s annual compensation is $5,026.

Independent Director Agreements

The Company has entered into Independent Director Agreements with Dr. Li, and Messrs. Zhou and Zhang pursuant to which the Company has agreed to pay Dr. Li annual compensation in the amount of $5,026. In addition, the Company has agreed to reimburse each director for all reasonable, out-of-pocket expenses, subject to the advance approval of the Company incurred in connection with the performance of Director’s duties.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2023 as to (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of the executive officers and other persons named in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned. Unless otherwise indicated, the address of each listed shareholder is c/o Green Giant Inc., 6 Xinghan Road, 19th Floor, Hanzhong City, Shaanxi Province, PRC 723000.

Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)
5% Holders:
Goldenmountain Solution Inc.	14,900,000	26.71%
Directors and Officers
Qingfeng Zhou	—	—
Xinping Li	—	—
Jian Zhang	10,000	*	%
Rongrong Dai	—	—
Yuhuai Luo	—	—
All directors and executive officers as a group (5 persons)	10,000	*	%

*	Less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person. The number of shares beneficially owned includes common stock that such individual has the right to acquire as of September 30, 2023 or within 60 days thereafter, including through the exercise of stock options.

(2)	Percentage of beneficial ownership is based upon 55,793,268 shares of common stock outstanding as of September 30, 2023. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of September 30, 2023, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Liping Zhu sold all shares at the date of February 6, 2023.

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

The following table summarizes information with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans as of September 30, 2023

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

Item 14. Principal Accountant Fees and Services

Onestop Assurance PAC serves as the Company’s independent registered public accounting firm for fiscal 2023 and 2022. Fees (excluding reimbursements for out-of-pocket expenses) paid to our independent registered public accounting firm for services in fiscal 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$248,134	$250,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	39,275	—
Total	$287,409	$250,000

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

The Audit Committee Charter establishes a policy governing our use of Onestop Assurance PAC for audit and non-audit services. Under the Charter, the Audit Committee is required to pre-approve all audit and non-audit services performed by the Company’s independent registered public accountants in order to ensure that the provision of such services does not impair the public accountants’ independence. The Audit Committee pre-approves certain audit and audit-related services, subject to certain fee levels. Any proposed services that are not a type of service that has been pre-approved or that exceed pre-approval cost levels require specific approval by the Audit Committee in advance. The Audit Committee has approved all audit and audit-related services to be performed by Onestop Assurance PAC in 2023.

Part IV

ITEM 15 Exhibits and Financial Statement Schedules

Exhibit No.	Title of Document
3.1	Articles of Incorporation(1)
3.2	Articles of incorporation of the registrant as amended with the Secretary of State of Florida on October 8, 2009(2)
3.3	Bylaws(1)
3.4	Articles of Amendment to Articles of Incorporation to effect 1 share for 2 shares reverse split (18)
3.5	Articles of Amendment to Articles of Incorporation to change the name of the Company to “Green Giant Inc.” (19)
3.6	Articles of Amendment to Articles of Incorporation for the increase of the authorized shares of common stock (20)
4.1*	Description of Securities
10.1	Share Exchange Agreement by and between the Company, China HGS Investment, Inc., and Rising Pilot, Inc. dated August 21, 2009 (3)
10.2	Entrusted Management Agreement, dated as of September 18, 2009, by and among the Company, Mr. Xiaojun Zhu and his management staff (English translation) (4)
10.3	Independent Director Agreement between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Yuankai Wen (2)
10.4	Form of Indemnification Agreement (2)
10.5	Form of Nonstatutory Stock Option Agreement (5)
10.6	Residential Apartment Bulk Purchasing Agreement dated May 28, 2011 between Hanzhong Municipal Public Security Bureau and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (6)
10.7	Residential Apartment Bulk Purchasing Agreement dated June 8, 2011 between Hanzhong Municipal Bureau of Justice and Shaanxi Guangsha Investment and Development Group Co., Ltd. (English translation) (7)
10.8	USD Shareholder Loan Agreement by and between the Company and Mr. Xiaojun Zhu dated July 28, 2011(English translation) (8)
10.9	Land Use Rights Transfer Agreement between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Hanzhong Guangxia Real Estate Development Limited dated March 16, 2011 (English translation) (9)
10.10	Loan Agreement by and between Shaanxi Guangsha Investment and Development Group Co. and Mr. Xiaojun Zhu dated November 14, 2011 (English translation) (9)
10.11	Independent Director Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and John Chen, dated August 22, 2012 (11)
10.12	Independent Director Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Christy Young Shue, dated August 22, 2012 (12)
10.13	Labor Contract by and between Shaanxi Guangsha Investment and Development Group Co., Ltd. and Wei (Samuel) Shen, dated May 28, 2012 (13)
10.14	Form of Indemnification Agreement (14)
10.15	Loan Amendment Agreement by and between Green Giant Inc. (formerly “China HGS Real Estate Inc.”) and Mr. Xiaojun Zhu, dated July 19, 2013 (15)
10.16	Loan Agreement by and between Shaanxi Guangxia Investment Development Group Co., Ltd. and China Construction Bank, dated August 23, 2013 (16)
10.17	Loan Agreement between dated December 31, 2013 by and between Shaanxi Guangsha Investment and Development Group Co., Ltd and Mr. Xiaojun Zhu (17)
10.18	Employment Agreement, dated March 13, 2023 by and between the Company and Yuhuai Luo (23)
10.19	Sales Contract, dated March 23, 2023, by and between Green Giant Energy Texas Inc. and AGR Enterprises Inc. (24)
10.20	Securities Purchase Agreement, dated December 12, 2023, by and between Green Giant Inc. and certain Investors (25)
14.1	Code of Conduct (10)
14.2	Insider Trading Policy (22)
16.1	Letter from Wei, Wei & Co., LLP to the Securities and Exchange Commission dated August 8, 2022 (21)
21.1*	List of subsidiaries of Green Giant Inc.
23.1*	Consent of Onestop Assurance PAC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
97.1*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

(1)	Incorporated herein by reference to the SB-2 Registration Statement filed on August 31, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to registrant’s quarterly report on Form 10-Q filed on August 16, 2010.

(3)	Incorporated herein by reference to the current report on Form 8-K filed on August 21, 2009.

(4)	Incorporated herein by reference to the current report on Form 8-K filed on September 18, 2009.

(5)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 17, 2011.

(6)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 3, 2011.

(7)	Incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 14, 2011.

(8)	Incorporated herein by reference to registrant’s quarterly report on Form 10-Q filed August 15, 2011.

(9)	Incorporated herein by reference to the current report on Form 8-K filed on December 23, 2011.

(10)	Incorporated herein by reference to the current report on Form 8-K filed on January 22, 2010.

(11)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 22, 2012.

(12)	Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on August 22, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 29, 2012.

(14)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 15, 2013.

(15)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 22, 2013.

(16)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 15, 2013.

(17)	Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 7, 2014.

(18)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on September 1, 2020

(19)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on March 23, 2022

(20)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on July 11, 2022

(21)	Incorporated by reference to Exhibit 16.1 to the current report on Form 8-K filed on August 8, 2022

(22)	Incorporated by reference to Exhibit 14.2 to the annual report on Form 10-K filed on January 13, 2023.

(23)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 8-K filed on March 15, 2023.

(24)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 8-K filed on April 7, 2023.

(25)	Incorporated by reference to Exhibit 10.1 to the annual report on Form 8-K filed on December 18, 2023.

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Giant Inc. (Formerly known as China HGS Real Estate Inc.)

Date: December 28, 2023	By:	/s/ Yuhuai Luo
Yuhuai Luo
Chief Executive Officer, and Chairman of the Board of Directors

Date: December 28, 2023	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Yuhuai Luo	President, Chief Executive Officer, and Chairman of the Board of Directors	December 28, 2023
Yuhuai Luo	(Principal Executive Officer)

/s/ Rongrong Dai	Chief Financial Officer	December 28, 2023
Rongrong Dai	(Principal Financial and Accounting Officer)

/s/ Xinping Li	Director	December 28, 2023
Xinping Li

/s/ Qingfeng Zhou	Director	December 28, 2023
Qingfeng Zhou

/s/ Jian Zhang	Director	December 28, 2023
Jian Zhang