Form 10-Q
period 2023-12-31
Green Giant Inc.
filed 2024-02-05
CIK 1158420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 2, 2024 is as follows :

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	143,451,155

i

PART I: FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS
Cash	$4,754,893	$93,133
Restricted cash	2,489,086	2,584,557
Contract assets	7,087,856	6,920,884
Real estate property development completed	74,013,771	72,132,068
Inventory	7,272	7,272
Other assets	1,839,933	2,454,530
Prepayment	26,936,915	26,952,415
Property, plant and equipment, net	456,222	449,395
Security deposits	1,784,637	1,726,720
Real estate property under development	80,322,680	76,857,916
Due from local government- property development completed	15,325,493	14,913,578
Total Assets	$215,018,758	$205,092,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction loans	$108,573,929	$105,655,707
Accounts payable	10,611,926	10,326,702
Other payables	20,268,558	18,243,185
Amount due to related parties	4,466	414,466
Construction deposits	3,035,368	2,953,784
Contract liabilities	1,956,380	1,910,327
Customer deposits	19,815,342	19,226,695
Accrued expenses	12,392,387	12,031,621
Taxes payable	18,029,514	18,636,024
Total liabilities	194,687,870	189,398,511
Common stock, $0.001 par value, 200,000,000 shares authorized, 124,916,103 and 55,753,268 shares outstanding at December 31, 2023 and September 30, 2023	124,916	55,793
Additional paid-in capital	197,797,800	190,119,912
Statutory surplus	11,095,939	11,095,939
Retained earnings	(180,465,351)	(177,554,205)
Accumulated other comprehensive income	(8,222,416)	(8,023,482)
Total stockholders’ equity	20,330,888	15,693,957

Total Liabilities and Stockholders’ Equity	$215,018,758	$205,092,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended December 31,
	2023	2022
Real estate sales	$185,111	$164,712
Less: Sales tax	(1,642)	(2,006)
Cost of real estate sales	(108,682)	(130,292)
Gross profit	74,787	32,414
Operating expenses
Selling and distribution expenses	6,648	40,430
General and administrative expenses	2,979,812	566,817
Total operating expenses	2,986,460	607,247
Operating income	(2,911,673)	(574,833)
Interest income, net	527	1,128
Other (expense), net	—	(17)
Income before income taxes	(2,911,146)	(573,722)
Provision for income taxes	—	—
Net income	(2,911,146)	(573,722)
Other Comprehensive income	—
Foreign currency translation adjustment	(198,934)	2,987,908
Comprehensive income	$(3,110,080)	$2,414,186
Basic and diluted income per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding
Basic	124,916,103	53,229,263
Diluted	124,916,103	53,229,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Surplus	Earnings	(loss) income	Total
Balance at September 30, 2022	46,464,929	$46,464	$184,821,771	$11,095,939	$(67,432,727)	$(9,085,777)	$119,445,670
Private placements	9,288,339	9,289	5,192,181	—	—	—	5,201,470
Net income for the period	—	—	—	—	(573,722)	—	(573,722)
Foreign currency translation adjustments	—	—	—	—	—	2,987,908	2,987,908
Balance at December 31, 2022 (Unaudited)	55,753,268	$55,753	$190,013,952	$11,095,939	$(68,006,449)	$(6,097,869)	$127,061,326

Balance at September 30,2023	55,793,268	$55,793	$190,119,912	$11,095,939	$(177,554,205)	$(8,023,482)	$15,693,957
Private placements	69,122,835	69,123	7,677,888	—	—	—	7,747,011
Net income for the period	—	—	—	—	(2,911,146)	—	(2,911,146)
Foreign currency translation adjustments	—	—	—	—	—	(198,934)	(198,934)
Balance at December 31, 2023 (Unaudited)	124,916,103	$124,916	$197,797,800	$11,095,939	$(180,465,351)	$(8,222,416)	$20,330,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$(2,911,146)	$(573,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,488	5,575
Changes in operating assets and liabilities:
Contract assets	(166,972)	298,902
Real estate property development completed	(1,881,703)	130,292
Real estate property under development	(3,464,764)	(1,303,062)
Other current assets	614,597	(78,177)
Prepayment	15,500	—
Security deposits	(57,917)	—
Accounts payables	285,224	(355)
Amount due to related parties	(410,000)	—
Other payables	2,025,373	1,387,232
Contract liabilities	46,053	154
Customer deposits	588,647	(299,642)
Accrued expenses	360,766	(17,713)
Construction deposits	81,584	—
Taxes payables	(606,510)	(222,445)
Net cash used in operating activities	(5,475,780)	(672,961)

Cash Flows from Investing Activities:
Prepayment	—	(5,200,000)
Net Cash Used in Investing Activities	—	(5,200,000)

Cash flow from financing activities:
Proceeds from private placements	7,747,011	5,201,470
Proceeds from prepaid subscriptions for sale of units	—	—
Net cash provided by financing activities	7,747,011	5,201,470

Effect of changes of foreign exchange rate on cash and restricted cash	2,295,058	92,539
Net increase in cash and restricted cash	4,566,289	(578,952)
Cash and restricted cash, beginning of period	2,677,690	4,368,177
Cash and restricted cash, end of period	$7,243,979	$3,789,225

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Representing:
Cash, end of period	$4,754,893	$934,153
Restricted, end of period	$2,489,086	$2,855,072
Total cash and restricted cash, end of period	$7,243,979	$3,789,225

Cash, beginning of period	$93,133	$1,360,217
Restricted, beginning of period	2,584,557	3,007,960
Total cash and restricted cash, beginning of period	$2,677,690	$4,368,177

Non-cash activities:
Reclassification of interest payable to construction loan	$1,249,552	$1,442,425

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

The Company, through its subsidiaries and VIE, engages in real estate development, in the construction and sale of residential apartments, parking lots and commercial properties. Total assets and liabilities presented on the consolidated balance sheets and sales, cost of sales, net income presented on Consolidated Statement of Income and Comprehensive Income (Loss) as well as the cash flows from operations, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operations and cash flow of Guangsha. The Company has not provided any financial support to Guangsha for the three months ended December 31, 2023 and 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on December 28, 2023.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements include the accounts of Green Giant Inc. (the “Company” or “China HGS”), China HGS Investment Inc. (“HGS Investment”), Shaanxi HGS Management and Consulting Co., Ltd. (“Shaanxi HGS”) and its variable interest entity (“VIE”), Shaanxi Guangsha Investment and Development Group Co., Ltd. (“Guangsha”). All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Liquidity

In assessing the liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2023, our total cash and restricted cash balance was approximately $7.2 million, an increase from approximately $4.6 million as of September 30, 2023. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of December 31, 2023, we had approximately $74.0 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.6 million accounts payable as of December 31, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of December 31, 2023, we reported approximately $108.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the year ended December 31, 2023, we had four large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020.

On December 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors to sell $5.95 million of its units, each consisting of one share of its common stock, $0.001 par value per share, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock, and pre-funded units, each consisting of one pre-funded warrant, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock. Under the terms of the securities purchase agreement, GGE has agreed to sell 35,000,000 units at a per unit purchase price of $0.17. The Offering closed on December 14, 2023 with net proceeds of $5.29 million.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three months ended December 31, 2023 and 2022, the Company did not have any construction in progress recognized under the percentage of completion method. For the three months ended December 31, 2023 and 2022, all revenues were generated from completed condominium real estate projects.

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

Changes of estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. For the three months ended December 31, 2023 and 2022, the Company did not change the estimated revenue and related gross profit margin.

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

	For three months ended
	December 31,		September 30,
	2023	2022	2023
	(Unaudited)	(Unaudited)
Period end RMB:USD exchange rate	7.0999	6.8972	7.2960
Period average RMB:USD exchange rate	7.2247	7.1120	7.0533

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2023 and 2022, the Company did not recognize any impairment loss for its real estate properties.

Capitalization of interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is recorded as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred. For the three months ended December 31, 2023 and 2022, the total interest capitalized for real estate property development was $1,249,552   and $1,442,425, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets for the three months ended December 31, 2023 and 2022.

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

Property warranties

The Company provides its customers with warranties which cover major defects of the building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company continually estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company continually monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in construction deposits, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. For the three months ended December 31, 2023 and 2022, the Company had not recognized any warranty costs in excess of the amount retained from subcontractors and therefore, no warranty reserve is considered necessary at the balance sheet dates.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax positions taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, years open for tax examination, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2023 and 2022.

The Company is a corporation organized under the laws of the State of Florida. However, all of the Company’s operations are conducted solely by its subsidiaries and VIE in the PRC. No income is earned in the United States and the management does not repatriate any earnings outside the PRC. As a result, the Company did not generate any U.S. taxable income for the three moths ended December 31, 2023 and 2022. As of December 31, 2023, the Chinese entities’ income tax returns filed in China for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 are subject to examination by the Chinese taxing authorities.

The parent Company, China HGS Real Estate Inc.’s both U.S. federal tax returns and Florida state tax returns are delinquent since 2009. Its tax years ended September 30, 2009 through September 30, 2022 remain open for statutory examination by U.S. federal and state tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded accrued amounts in our consolidated financial statements as of December 31, 2023 and 2022, including an approximately $2.3 million provision on the deemed repatriation of undistributed foreign earnings and an additional $0.8 million provision for delinquent U.S.  and State tax fillings. The Company is in the process of engaging a tax professional to file its delinquent tax returns. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties.

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

Land appreciation tax (“LAT”) (continued)

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

Comprehensive income (loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income (loss) for the three months   ended December 31, 2023 and 2022 were net income and foreign currency translation adjustments.

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

Basic and diluted earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with the FASB ASC Topic 260, “Earnings per share,” which requires companies to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company for the years ended December 31, 2023. The number of warrants is omitted excluded from the computation as the anti-dilutive effect As of December 31, 2023, there were outstanding warrants to purchase approximately 124,916,103 shares of the Company’s common stock (September 30, 2023-58,606,383).

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

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following summarizes the components of real estate property development completed and under development as of December 31, 2023 and September 30, 2023:

	Balance as of
	December 31, 2023	September 30, 2023
	(Unaudited)
Development completed:
Hanzhong City Mingzhu Garden Phase II	$20,708,179	$20,151,590
Hanzhong City Oriental Pearl Garden	17,458,893	16,989,637
Yang County Yangzhou Pearl Garden Phase II	2,036,462	1,981,727
Yang County Yangzhou Palace	33,810,237	33,009,114
Real estate property development completed	$74,013,771	$72,132,068
Under development:
Hanzhong City Liangzhou Road and related projects (a)	$177,893,662	$172,277,097
Hanzhong City Hanfeng Beiyuan East (b)	788,462	767,270
Hanzhong City Beidajie (b)	33,710,769	32,334,013
Yang County East 2nd Ring Road (c)	7,666,486	7,460,428
Real estate property under development	$220,059,379	$212,838,808
Impairment	(139,736,699)	(135,980,892)
Real estate property under development	80,322,680	76,857,916

(a)	In September 2013, the Company entered into an agreement (“Liangzhou Agreement”) with the Hanzhong local government on the Liangzhou Road reformation and expansion project (Liangzhou Road Project”). Pursuant to the agreement, the Company is contracted to reform and expand the Liangzhou Road, a commercial street in downtown Hanzhong City, with a total length of 2,080 meters and a width of 30 meters and to resettle the existing residences in the Liangzhou road area. The government’s original road construction budget was approximately $33 million in accordance with the Liangzhou Agreement. The Company, in return, is being compensated by the local government to have an exclusive right on acquiring at least 394.5 Mu land use rights in a specified location of Hanzhong City. The Liangzhou Road Project’s road construction started at the end of 2013. In 2014, the original scope and budget on the Liangzhou road reformation and expansion project was extended, because the local government included more area and resettlement residences into the project, which resulted in additional investments from the Company. In return, the Company is authorized by the local government to develop and manage the commercial and residential properties surrounding the Liangzhou Road project. The Company launched the construction of the Liangzhou Road related projects in December 2020. As of September 30, 2023, the main Liangzhou road construction is substantially completed.

The Company’s development cost incurred for the Liangzhou Road Project is treated as the Company’s deposit on purchasing the related land use rights, as agreed by the local government. As of December 31, 2023, the actual costs incurred by the Company were approximately $177.9 million (September 30, 2023 - $172.3 million) and the incremental cost related to residence resettlements approved by the local government. The Company determined that the Company’s Investment in the Liangzhou Road Project in exchange for interests in future land use rights is a barter transaction with commercial substance.

(b)	On January 20, 2021, the Company entered into agreement with Hanzhong Guangsha, an entity controlled by Mr. Xiaojun Zhu, to acquire certain real estate under development in the Hanzhong Nanyuan II Project in the amount of approximately $27.5 million, for the local government’s residence reallocation related to the Liangzhou road and affiliated project. All the real estate property in Hanzhong Nanyuan II project was completed and sold to the local government for residence reallocation purposes by September 30, 2021.

(c)	The Company was engaged by the Yang County local government to construct the East 2nd Ring Road with a total length of 2.15 km. The local government is required to repay the Company’s project investment costs within 3 years with interest at the interest rate based on the commercial borrowing rate with the similar term published by the China Construction Bank (December 31, 2023 and 2022 – 4.75%). The local government has approved a refund to the Company by reducing local surcharges or taxes otherwise required in the real estate development. The road construction was substantially completed as of September 30, 2021 and is in process of the government’s review and approval. For the year ended December 31, 2023, the Company received the local government’s installment payments of approximately $2.2 million, which was included in the Company’s customer deposits as of December 31, 2023.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREPAYMENT

As of December 31, 2023, prepayments were as follows:

	December 31,	September 30,
	2023	2023
	(Unaudited)
Energy equipments	$26,936,915	$26,936,915
Professional service	—	15,500
Total	$26,936,915	$26,952,415

The prepayment of Energy equipment was for the Company’s new business on green energy. The counterparties are Golden Mainland Inc. and Golden Ocean Inc.

NOTE 5. CONSTRUCTION LOANS

	December 31,	September 30,
	2023	2023
	(Unaudited)
Loan A	$91,851,275	$89,382,520
Loan B	16,722,654	16,273,187
Total	$108,573,929	$105,655,707

(A)	On June 26, 2015 and March 10, 2016, the Company signed phase I and Phase II agreements with Hanzhong Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $109.2 million (RMB775 million) for a long term loan with interest at 4.75% to develop the Liangzhou Road Project. As of December 31, 2023, the Company borrowed $95.0 million under this credit line (September 30, 2023 - $89.4 million). Due to the local government’s delay in the relocation of residences in the Liangzhou Road Project and related area, the Hanzhong Urban Construction Investment Development Co., Ltd has not released all the funds available to the Company and additional withdrawals will be based on the project’s development progress and the Company expects the loan will be extended upon maturity. The loan is guaranteed by Hanzhong City Hantai District Municipal Government and pledged by the Company’s Yang County Yangzhou Palace project with a carrying value of $33.8 million as of December 31, 2023 (September 30, 2023- $33.0 million). For the three months ended December 31, 2022, the interest was $0.72 million (December 31, 2022 - $0.86 million), which was capitalized into the development cost of the Liangzhou Road Project.

(B)	In December 2016, the Company signed a loan agreement with Hantai District Urban Construction Investment Development Co., Ltd, a state-owned Company, to borrow up to approximately $16.8 million (RMB119 million) for the development of the Hanzhong City Liangzhou Road Project. The interest is 1.2% and due on June 20, 2031. The Company is required to repay the loan in equal annual principal repayments of approximately $3.3 million commencing from December 2027 through June 2031 with interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $177.9 million as collateral for the loan. Total interest of $0.05 million for the three months ended December 31, 2023 was capitalized into the development cost of the Hanzhong City Liangzhou Road Project (December 31, 2022- $0.05 million).

Additionally, in September 2017, the Urban Development Center Co., Ltd. approved a construction loan for the Company in the amount of approximately $24.6 million (RMB175 million) with an annual interest rate of 1.2% per year in connection with the Liangzhou Road and related Project. The Company is required to repay the loan in equal annual principal repayment of approximately $5 million commencing from December 2027 through May 2031 with the interest payable on an annual basis. The Company pledged the assets of the Liangzhou Road related projects with a carrying value of $177.9 million as collateral for the loan. Interest charges for the three months ended December 31, 2023 and 2022 were $0.07 million and $0.07 million, respectively, which was included in the construction capitalized costs.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consist of amounts received from customers for the pre-sale of residential units in the PRC. The detail of customer deposits is as follows:

	December 31,	September 30,
	2023	2023
	(Unaudited)
Customer deposits by real estate projects:
Mingzhu Garden (Mingzhu Nanyuan and Mingzhu Beiyuan)	$8,314,736	$8,091,255
Oriental Pearl Garden	3,020,598	2,939,411
Liangzhou road and related projects	180,284	175,439
Yangzhou Pearl Garden	732,889	713,190
Yang County East 2nd Ring Road	2,112,706	2,055,921
Yangzhou Palace	5,254,129	5,251,479
Other	200,000	—
Total	$19,815,342	$19,226,695

Customer deposits are typically 10% - 20% of the unit selling price for those customers who purchase properties in cash and 30%-50% of the unit selling price for those customers who purchase properties with mortgages.

NOTE 7. TAXES

(A) Business sales tax and VAT

The Company is subject to a 5% VAT for its existing real estate projects based on the local tax authority’s practice. As of December 31, 2023, the Company had business VAT tax payable of $2.8 million (September 30, 2023 - $3.3 million), which is expected to be paid when the projects are completed and assessed by the local tax authority.

B) Corporate income taxes (“CIT”)

The Company’s PRC subsidiary and VIE are governed by the Income Tax Law of the People’s Republic of China for privately run enterprises, which are generally subject to income tax on income reported in the statutory financial statements after appropriate tax adjustments. The Company’s CIT rate is 25% on taxable income. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of the income taxes for prior years. The PRC tax rules are different from the local tax rules and the Company is required to comply with local tax rules. The difference between the two tax rules will not be a liability of the Company. There will be no further tax payments for the difference. As of December 31, 2023 and September 30, 2023, the Company’s total income tax payable amounted to $13,148,552 and $12,907,040, respectively, which included the income tax payable balances in the PRC of $9,583,552 and $9,342,041, respectively and the Company expects to pay this income tax payable balance when the related real estate projects are completely sold.

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. TAXES (continued)

B) Corporate income taxes (“CIT”) (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended December 31, 2023 and 2022

	For the three months ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Chinese statutory tax rate	25.0%	$25.0%
Other adjustments*	(25.0)%	(25.0)%

Effective tax rate	—%	$—

*	other adjustment mainly represented non-deductible expenses for the three months ended December 31, 2023 and 2022.

Income tax expense for the three months ended December 31, 2023 and 2022 is summarized as follows:

For the three months ended
December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Current tax provision	$—	$—
Deferred tax provision	—	—

Income tax provision	$—	$—

Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years or in a single lump sum. The U.S. Tax Reform also includes provisions for a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. As of December 31, 2023 and September 30, 2023, the Company assessed that the related GILTI tax payable was Nil, which is subject to the reassessment upon the Company’s filling of GILTI information.

For the year ended September 30, 2018, the Company recognized a one-time transition toll tax of approximately $2.3 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries and VIE of the Company mandated by the U.S. Tax Reform. The Company’s estimate of the onetime transition toll Tax is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act and amounts related to the earnings and profits of certain foreign VIEs and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in our estimates. As of December 31, 2023 and September 30, 2023, the Company provided nil additional provision due to delinquent U.S. tax return fillings.

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

As at December 31, 2023 and September 30, 2023, the outstanding LAT payable balance was Nil with respect to completed real estate properties sold up to December 31,2023 and September 30, 2023, respectively.

(D) Taxes payable consisted of the following:

	December 31,	September 30,
	2023	2023
	(Unaudited)

CIT	$13,148,552	$12,907,040
Business tax	2,763,053	3,330,804
Other taxes and fees	2,117,909	2,398,180
Tax payable	$18,029,514	$18,636,024

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

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six to twelve months period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2023 and 2022, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.9 million and $24.2 million, respectively. As of December 31, 2023 and 2022, the amount of restricted cash reserved for these guarantees was approximately $2.7 million and $2.6 million, respectively, and the Company believes that such reserves are sufficient.

The Company has been named as a defendant in a number of lawsuits arising in its ordinary course of business. As of the date of this quarterly report, the Company continues to use all commercially reasonable efforts to defend itself in these proceedings and is undergoing on-going discussion with regulatory authorities.

There were additional 4 new cases in the first quarter of fiscal 2024 totaled in RMB0.19 million ($0.03 million).

GREEN GIANT INC.

(FORMERLY CHINA HGS REAL ESTATE, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENTS

On January 16, 2024, the Company received a notice from Nasdaq stating that the Staff has determined, unless the Company timely requests an appeal of the Staff’s determination, before Nasdaq’s Hearing Panel (the “Panel”), by January 23, 2024, to delist the Company’s common stock from the Nasdaq Capital Market because the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing set forth in the Nasdaq Listing Rule 5550(a)(2) and had a closing bid price of $0.10 or less for at least ten consecutive trading days from December 22, 2023 to January 12, 2024 set forth in Nasdaq Listing Rule 5810(c)(3)(A)(iii).

The notice has no immediate impact on the Company’s listing and trading, as the Company has requested a panel hearing and it will be held on April 4, 2024. The Company will continue to be listed after meeting the minimum bid price requirement prior to the hearing date.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. COVID-19 has spread rapidly to many parts of the PRC and other parts of the world in the first quarter of 2020, which has caused significant volatility in the PRC and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the PRC and international economies. For the year three months ended December 31, 2023 and 2022, the COVID-19 pandemic did not have did have a material net impact on the Company’s financial position and operating results, especially Yang County which is operation was shut down. On and off from August 2022 onwards The extent of the impact on the Company’s future financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the pandemic, future government actions in response to the pandemic and the overall impact of the COVID-19 pandemic on the local economy and real estate markets, among many other factors, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the future impact of the COVID-19 pandemic on its future operations, financial condition, liquidity and results of operations if the current situation continues.

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

Most of the Company’s revenue is derived from real estate sales of condominiums and commercial properties in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to its customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation (“percentage completion method”). Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset. For the three months ended December 31, 2023 and 2022, the Company did not have any construction in progress meet the revenue recognition under percentage completion method.

Disaggregation of Revenues

Disaggregated revenues was as follows:

	For the three months ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$183,469	$162,706
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$183,469	$162,706

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

Real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviews all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the three months ended December 31, 2023 and 2022, the Company did not recognize any impairment loss for its real estate properties.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023 compared to Three Months Ended December 31, 2022

Revenues

The following is a breakdown of revenue:

	For the three months ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Revenue recognized for completed condominium real estate projects, net of sales taxes	$183,469	$162,706
Revenue recognized for condominium real estate projects under development, net of sales taxes	—	—
Total revenue, net of sales taxes	$183,469	$162,706

Revenue recognized for completed condominium real estate projects

The following table summarizes our revenue generated by different projects:

	For Three Months Ended December 31,
	2023		2022		Variance
	Revenue	%	Revenue	%	Amount	%
	(Unaudited)		(Unaudited)

Yangzhou Palace	$185,111	100.0%	$164,712	100.0%	$20,399	12.4%

Gross Real Estate Sales	185,111	100.0%	164,712	100.0%	20,399	12.4%
Less: Sales Tax	(1,642)		(2,006)		364	(18.1)%
Revenue, net of sales tax	$183,469		$162,706		$20,763	12.8%

Our revenues are derived from the sale of residential buildings, commercial store-fronts and parking spaces in projects that we have developed. Comparing to the same period of last year, revenues after sales tax increased by 12.8% from $162,706 to $183,469 for the three months ended December 31, 2023. The total GFA sold during three months ended December 31, 2023 was 345 square meters, increased 3 square meters from the 342 square meters completed and sold in the same period of last year. The sales tax for the three months ended December 31, 2023 was $1,641, decreased by 18.1% from same period of last year mainly attributable to the decline of the advance payments from the customers (sales tax was accrued as 1% of the advance payments).

Cost of Sales

The following table sets forth a breakdown of our cost of sales:

	For Three Months Ended December 31,
	2023		2022		Variance
	Cost	%	Cost	%	Amount	%
	(Unaudited)		(Unaudited)

Land use rights	$10,989	10.1%	$5,773	4.4%	$5,216	90.4%
Construction cost	97,693	89.9%	124,519	95.6%	(26,826)	(21.5)%
Total cost	$108,682	100.0%	$130,292	100.0%	$(21,610)	(16.6)%

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

Cost of sales was $108,682 for the three months ended December 31, 2023, a decrease of $21,610, or approximately 16.6%, as compared to $130,292 for the same period of last year as a result of the decrease in construction costs due to the economic downturn.

Land use rights cost: The cost of land use rights includes the land premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights cost varies for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Costs for land use rights for the three months ended December 31, 2023 and 2022 were approximately $10,989 million and $5,773 million, respectively.

Construction cost: We outsource the construction of all of our projects to third party contractors, whom we select through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials and equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices. Our construction costs consist primarily of the payments to our third-party contractors, which are paid over the construction period based on specified milestones. In addition, we purchase and supply a limited range of fittings and equipment, including elevators, window frames and door frames. Our construction costs for the three months ending December 31, 2023 were approximately $97,692 as compared to approximately $124,519 for the three months ended December 31, 2022, representing a decrease of approximately $26,827. The decrease in construction cost was primarily due to the economic downturn and sluggish real estate market.

Gross Profit

Gross profit and gross margin were $74,787 and 40.4 % respectively for the three months ended December 31, 2023 as compared to $32,414 and 19.7% respectively in the same period of last year as aforementioned.

	For three months ended December 31,
	2023		2022
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
	(Unaudited)		(Unaudited)
Yangzhou Palace	$76,429	41.3%	$34,420	20.9%
Sales Tax	(1,642)		(2,006)
Total Gross Profit	$74,787	40.4%	$32,414	19.7%
Total Real Estate Sales before Sales Tax	$185,111		$164,712

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the three months ended December 31, 2023 and 2022, respectively:

	For three months ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Selling expenses	$6,648	$40,430
General and administrative expenses	2,979,812	566,817
Total operating expenses	$2,986,460	$607,247
Percentage of Real Estate Sales before Sales Tax	1613.3%	368.7%

Total operating expenses increased by 391.8% to $2,986,460 for the three months ended December 31, 2023 from $607,247 for the three months ended December 31, 2022

Selling expenses

Our selling expenses decreased by $33,782, or 83.6%, from $40,430 for the three months ended December 31, 2022 to $6,648 for the three months ended December 31, 2023. As the Company did not have new premises to develop, the expenditures for surveying and mapping were reduced accordingly.

General and administrative expenses

Our general and administrative expenses increased by $2,412,995, or 425.7%, from $566,817 for the three months ended December 31, 2022 to $2,979,812 for the three months ended December 31, 2023. The increase was mainly attributable to the share-based compensation to the Consultants.

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

Net Income

We reported net loss of approximately $2.9 million for the three months ended December 31, 2023, as compared to net loss of approximately $0.6 million for the three months ended December 31, 2022. The increase in net loss was primarily due to more operating expenses as discussed above.

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

Translation adjustments resulting from this process amounted to negative $0.2 million and $3.0 million for the three months ended December 31, 2023 and 2022, respectively. The balance sheet amounts with the exception of equity at December 31, 2023 were translated at 7.0999 RMB to 1.00 USD as compared to 7.2960 RMB to 1.00 USD at September 30, 2023. The equity accounts were stated at their historical rate. The average translation rates applied to the income statements accounts for the periods ended December 31, 2023 and 2022 were 7.2247 RMB and 7.1120 RMB, respectively.

Liquidity and Capital Resources

Our principal need for liquidity and capital resources is to maintain working capital sufficient to support our operations and to make capital expenditures to finance the growth of our business.

In assessing the liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. As of December 31, 2023, our total cash and restricted cash balance was approximately $7.2 million, an increase from approximately $4.6 million as of September 30, 2023. With respect to capital funding requirements, the Company budgeted its capital spending based on ongoing assessments of needs to maintain adequate cash. As of December 31, 2023, we had approximately $74.0 million of completed residential apartments and commercial units available for sale to potential buyers. Although we reported approximately $10.6 million accounts payable as of December 31, 2023, due to the long-term relationship with our construction suppliers and subcontractors, we were able to effectively manage cash spending on construction and negotiate with them to adjust the payment schedule based on our cash on hand. In addition, most of our existing real estate development projects relate to the old town renovation which are supported by the local government. As of December 31, 2023, we reported approximately $108.6 million of construction loans borrowed from financial institutions controlled by the local government and such loans can only be used on the old town renovation related project development. We expect that we will be able to renew all of the existing construction loans upon their maturity and borrow additional new loans from local financial institutions, when necessary, based on our past experience and the Company’s good credit history. Also, the Company’s cash flows from pre-sales and current sales should provide financial support for our current development projects and operations. For the year ended December 31, 2023, we had four large ongoing construction projects (see Note 3, real estate properties under development) which were under the preliminary development stage due to delayed inspection and acceptance of the development plans by the local government. In June 2020, we completed the residence relocation surrounding the Liangzhou Road related projects and launched the construction of these projects in December 2020.

On December 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors to sell $5.95 million of its units, each consisting of one share of its common stock, $0.001 par value per share, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock, and pre-funded units, each consisting of one pre-funded warrant, one Class A common warrant to purchase one share of common stock and one Class B common warrant to purchase one share of common stock. Under the terms of the securities purchase agreement, GGE has agreed to sell 35,000,000 units at a per unit purchase price of $0.17. The Offering closed on December 14, 2023 with net proceeds of $5.29 million.

Cash Flow

Comparison of cash flows results is summarized as follows:

	Three months ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(5,475,780)	$(672,961)
Net Cash Used in Investing Activities	—	(5,200,000)
Net cash provided by financing activities	7,747,011	5,201,470
Effect of change of foreign exchange rate on cash and restricted cash	2,295,058	92,539
Net increase in cash and restricted cash	4,566,289	(578,952)
Cash and restricted cash, beginning of period	2,677,690	4,368,177
Cash and restricted cash, end of period	$7,243,979	$3,789,225

Operating Activities

Net cash used by operating activities during the three months ended December 31, 2023 was approximately $5.5 million, consisting of net loss of approximately $2.9 million and net changes in our operating assets and liabilities, which mainly included a decrease of other assets of approximately $0.6 million due to the reduction of receivables from housing buyers, an increase in real estate property under development of approximately $3.5 million.

Net cash used in operating activities during the three months ended December 31, 2022 was approximately $0.7 million, consisting of net loss of approximately $0.6 million and net changes in our operating assets and liabilities, which mainly included a decrease of other assets of approximately $0.08 million due to the reduction of receivables from housing buyers, a decrease in real estate property completed of approximately $0.08  million due to sales of our Yangzhou Palace and other projects and an decrease in customer deposits received of $0.3 million, offset by payments of other payables of approximately of $1.4 million and additional spending in real estate under development of $1.3 million.

Investing Activities

Net cash flows used in investing activities was approximately nil and $5.2 million for three months ended December 31, 2023 and 2022.

Financing Activities

Net cash flows provided by financing activities was approximately $7.7 million for three months ended December 31, 2023 from the private placement.

Net cash flows provided by financing activities was approximately $5.2 million for three months ended December 31, 2022 from the private placement completed on October 25, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

As an industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the buyer obtains the “Certificate of Ownership” of the properties from the government, which generally takes six to twelve months. Because the banks provide loan proceeds without getting the “Certificate of Ownership” as loan collateral during the six-to-twelve-month period, the mortgage banks require the Company to maintain, as restricted cash of at least 5% of the mortgage proceeds as security for the Company’s obligations under such guarantees. If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit. If the delinquent mortgage payments exceed the security deposit, the banks may require us to pay the excess amount. If multiple purchasers’ default on their payment obligations at around the same time, we will be required to make significant payments to the banks to satisfy our guarantee obligations. If we are unable to resell the properties underlying defaulted mortgages on a timely basis or at prices higher than the amounts of our guarantees and related expenses, we will suffer financial losses. The Company has the required reserves in its restricted cash account to cover any potential mortgage defaults as required by the mortgage lenders. Since inception through the release of this report, the Company has not experienced any delinquent mortgage loans and has not experienced any losses related to these guarantees. As of December 31, 2023 and September 30, 2023, our outstanding guarantees in respect of our customers’ mortgage loans amounted to approximately $24.9 million and $24.2 million, respectively. As of December 31, 2023 and September 30, 2023, the amount of restricted cash reserved for these guarantees was approximately $2.7 million and $2.6 million, respectively, and the Company believes that such reserves are sufficient.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2023, because of the material weakness in our internal control over financial reporting as described below.

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

Our management, including our chief executive officer and chief financial officer, has conducted a self-assessment, including attestation of the design and operational effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making its assessment, management used the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). The 2013 COSO Framework outlines the 17 underlying principles and the following fundamental components of a company’s internal control: (i) control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and identified certain material weaknesses set forth below.

Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2023 was ineffective.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are 116 on-going legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. Some of the Company’s property is the subject of on-going legal proceedings.

There were additional 4 new cases in the first quarter of fiscal 2024 totaled in RMB0.19 million ($0.03 million).

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

Green Giant Inc.

Date: February 5, 2024	By:	/s/ Yuhuai Luo
Yuhuai Luo
Chief Executive Officer

Date: February 5, 2024	By:	/s/ Rongrong Dai
Rongrong Dai
Chief Financial Officer